Form 10-K405
period 1999-02-28
INTRAWARE INC
filed 1999-05-28
CIK 1025134

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: FEBRUARY 28, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER 000-25249

                           --------------------------

                                INTRAWARE, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             68-0389976
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                    Number)

               25 ORINDA WAY                              94563
             ORINDA, CALIFORNIA                        (zip code)
  (address of principal executive offices)

       Registrant's telephone number, including area code: (925) 253-4500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        Common Stock, $0.0001 par value

                                (TITLE OF CLASS)

                           --------------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The aggregate market value of voting stock held by non-affiliates of the registrant as of April 30, 1999, was $398,869,065 based upon the last sales price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

    At April 30, 1999 registrant had outstanding 24,074,110 shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED) THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN KNOWN AND UNKNOWN FACTORS, INCLUDING THE RISK FACTORS BEGINNING ON PAGE 11 OF THIS ANNUAL REPORT AND OTHER FACTORS DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT.

    "Intraware" is a service mark of Intraware. "COMPARISCOPE," "RADARSCOPE," "INTRAWARE IT KNOWLEDGE CENTER," "SUBSCRIBNET," "NETINSIGHTS," and "INTRAWARE.SHOP" are trademarks of Intraware. This annual report also refers to other trademarks of Intraware and trademarks of other companies.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Intraware, Inc. is a leading provider of business to business ecommerce-based services for the corporate IT community. Intraware enables IT professionals worldwide to efficiently and cost-effectively research, evaluate, purchase, download, and update business-class software online. As a business-to-business ecommerce company, Intraware provides software through its premier online purchasing service, INTRAWARE.SHOP, comprehensive IT information and interactive research services through the INTRAWARE IT KNOWLEDGE CENTER, and software update management services through Intraware SUBSCRIBNET. INTRAWARE IT KNOWLEDGE CENTER is a dynamic Web site that provides IT professionals with technical information, resources, interactive services, and third party content to help them assess the wide array of business software solutions available in the marketplace. The IT KNOWLEDGE CENTER is a place that IT professionals can go to evaluate their business software options, and there are a number of services that make this evalutation possible. Two of the primary services in the IT KNOWLEDGE CENTER include Intraware RADARSCOPE and Intraware COMPARISCOPE. The RADARSCOPE service provides a centralized listing of thousands of business software applications available in the market, while COMPARISCOPE is a Web-based software tool that provides comprehensive objective data and detailed analysis of these applications. The INTRAWARE IT KNOWLEDGE CENTER is also available on the Computing & Internet Channel of Netscape's Netcenter portal.

    The INTRAWARE.SHOP service is an online purchase and delivery service tailored exclusively for corporate business software buyers intraware.shop delivers all applications directly to customers through a sophisticated electronic software distribution (ESD) engine that includes multi-platform encryption, compression and multi-server deployment capabilities optimized to meet corporate IT requirements. Intraware's Internet-based software delivery replaces costly physical distribution and provides rapid deployment to multiple sites which simplifies much of the complexity inherent in the enterprise software lifecycle.

    Intraware SUBSCRIBNET is an online service which enables IT professionals to keep their software updated and manage their software licenses. SUBSCRIBNETprovides corporate IT subscribers with highly specific information that is relevant only to their specific account profile, licensed software, and enterprise computing platforms. We also offer our SUBSCRIBNET update and license management capabilities as an outsourcing solution to business software vendors. We have entered into an agreement with Netscape to provide the Intraware SUBSCRIBNET service to Netscape customers worldwide.

    We have a broad base of members and customers in the information technology departments of medium to large corporations. As of April 30, 1999, we had over 110,000 registered members. In addition, Intraware's NETINSIGHTS (previously SUBSCRIBNEWS) digest of news, information and opinions for the information technology professional community is e-mailed to over 58,000 subscribers on a weekly basis. Included among our 2,600 customers are the following companies: 3Com Corporation, AT&T Corporation, Boeing Corporation, Charles Schwab & Co., Inc., Daimler Chrysler AG Corporation, GTE Corporation, Knight Ridder, Inc., Lycos, Inc. and Reuters Group PLC. We have also established relationships with leading business software vendors, including primarily Netscape Communications Corporation, as well as Informix Corporation, RealNetworks, Inc., and NetDynamics, a wholly-owned subsidiary of Sun Microsystems, Inc.

SERVICES

    Intraware's service offerings are designed to address all stages of the business software lifecycle, from evaluation and purchase, to deployment and online maintenance management.

INFORMATION SERVICES: IT KNOWLEDGE CENTER

    The IT KNOWLEDGE CENTER is a dynamic Web site containing software-focused content for IT professionals. It includes featured articles, career information, online library and tutorials. The individual services and features of the IT KNOWLEDGE CENTER are described below:

    RADARSCOPE is an interactive service providing information on thousands of business software products. RADARSCOPE allows customers to efficiently search for business software products by vendor, product, or keyword. Intraware does not currently charge for the use of RADARSCOPE.

    COMPARISCOPE is an online research service that permits customers to perform objective, in-depth, technical evaluations of over twenty categories of business software. The analysis can be tailored to match individual requirements by enabling IT professionals to rank the importance of and compare various software product features. COMPARISCOPE is available for a fee.

    PREMIER CONTENT is a collection of tools, models, templates and other resources available to facilitate the evaluation and selection of software products. PREMIER CONTENT is available for a fee.

    "ASK JAMES" is an online service designed to provide personalized answers to customers' information technology-related concerns or questions. This service also provides an archive of previously answered questions. "ASK JAMES" is free for all registered members, but to receive expedited service, in which a customer's question will be answered within 24 hours of receipt, a customer must pay a fee.

    IT BOOK CENTER provides feature articles, book reviews, selected chapters of text, interviews with authors and technical books for IT professionals. Access to this service is free.

    IT TRAINING CENTER provides online classes and computer and web based training courses from leading publishers. Access to this service is free.

    NETINSIGHTS (FORMERLY SUBSCRIBNEWS) is an email based weekly digest of news, information, and opinions focused on Internet technology. NETINSIGHTS is currently available free of charge.

PURCHASE AND DELIVERY SERVICES: INTRAWARE.SHOP

    The INTRAWARE.SHOP service is an online service designed to simplify the purchase and delivery of business software for corporations. This service provides in-depth product information, simplifies complex bundling and pricing options, accepts online purchase orders and credit evaluations, enables the electronic delivery of large software products, and supports deployment to multiple servers and locations. The INTRAWARE.SHOP service also offers customers online self-service quotations, evaluations, live interactive software demonstrations and several financing options. Customers can use INTRAWARE.SHOP for the purchase of new software packages, as well as additional licenses, renewals and add-on products.

    Currently, Intraware does not charge its information technology professional customers for access to INTRAWARE.SHOP, but does typically charge software vendors for the inclusion of their products in the INTRAWARE.SHOP. The individual services and features of INTRAWARE.SHOP are described below:

    PRODUCT CATALOG is an online software catalog focused on software from leading Internet technology vendors. Currently Intraware's software product selection includes more than 1,000 products over 30 software vendors, including Netscape, Informix and NetDynamics, a wholly owned subsidiary of Sun Microsystems. PRODUCT CATALOG contains a simple format for searching, browsing and researching, and gives customers precise information concerning software products offered by Intraware.

    DEMO CENTER provides potential customers an interactive experience through either screen shots or online demonstrations. DEMO CENTER is a method for software purchasers to determine the user and administrative features of selected software products.

    TRY AND BUY allows potential customers to download the evaluation version of a software product and use that version in their own information technology environment before making a final purchasing decision. Potential customers can interact with systems engineers and sales consultants to enhance the TRY AND BUY service.

    VIRTUALEXPRESS SOFTWARE DELIVERY is a software delivery engine through which a customer purchases software online. VIRTUALEXPRESS is also used to deliver subsequent updates and upgrades. VIRTUALEXPRESS contains features such as encryption, compression and multi-location deployment. Customer service representatives work with customers to assist in the download process. VIRTUALEXPRESS streamlines the software delivery and distribution process to multiple servers and locations. Intraware is able to track the type and version of software products licensed to customers.

MAINTENANCE SERVICES: SUBSCRIBNET

    SUBSCRIBNET is a multivendor online software update and license management service. This Web based service provides end-users with proactive, customized email notification of software updates with on-demand access to software downloads. SUBSCRIBNET can help alleviate the burden of tracking and retrieving the software to which a corporate customer is entitled.

    For information technology professionals, SUBSCRIBNET provides proactive notification, on-demand downloads, and a central repository for software licenses, subscriptions and product release archiving. SUBSCRIBNET automatically notifies appropriate information technology professionals within 24 hours of any product update, including corrections of minor application errors and other major and minor releases. These notifications are personalized to the user's product, version and platform. IT professionals can then download these product updates electronically through the use of VIRTUALEXPRESS. SUBSCRIBNET contains a personalized release archive containing all versions entitled to each user, including enhancements and bug and security patches. Account history, such as asset reports, quotes, order status, and purchase history, and account activity, such as download and notification logs, enable Intraware to monitor purchasing activity and software upgrade downloads. In addition to servicing end users, SUBSCRIBNET is targeted at software vendors. For software vendors, SUBSCRIBNET is a vehicle through which they can provide their customers with a higher level of service, while also facilitating and improving the flow and quality of customer data available to them.

    By outsourcing subscription services to Intraware, software vendors can do all of the following:

    - off-load some of the costs and burdens associated with physical distribution of updates;

    - minimize technical support resources devoted to updates and patches;

    - increase the productivity of their own information technology and sales departments by reducing after sales management efforts;

    - gain better information on their customers; and

    - improve customer satisfaction thereby increasing renewal rates.

    The SUBSCRIBNET update and license management service supports all of the software products sold by Intraware. SUBSCRIBNET may be purchased with any software product offered by Intraware for an additional fee. Additionally, Intraware is seeking contracts with software vendors whose products Intraware does not sell in order to achieve broader and more comprehensive coverage.

SALES

    Intraware sells its services into two major customer constituencies: information technology professionals and software vendors. The sales approach to each customer constituency differs due to the nature of the respective sales processes. Sales of business software and Intraware's online knowledge services are characterized by reasonably short sales cycles and are targeted at IT professionals. Sales of software vendor outsourcing services, such as SUBSCRIBNET, tend to be characterized by longer sales cycles and are targeted at marketing, sales, customer satisfaction, operations and general management professionals at the executive level.

SALES TO INFORMATION TECHNOLOGY PROFESSIONALS

    Intraware has a direct sales force that includes telemarketing, inside sales, and field sales. Of these, the telemarketing and inside sales personnel are primarily focused on building initial relationships with corporate customers, selling annual subscriptions to INTRAWARE'S IT KNOWLEDGE CENTER, and generating software product sales opportunities for Intraware's field sales force. Intraware's field sales professionals interact directly with information technology decision-makers at large corporations to promote both Intraware's services and its software vendors' products.

    Intraware's regional sales teams consist of field and inside sales professionals and dedicated systems engineers who provide a high level of strategic technical support to their customers. In addition to its principal sales office in Orinda, California, Intraware has established sales offices in ten major cities in the United States, including Boston, Chicago, Cleveland, Dallas, Detroit, Los Angeles, New York, Salt Lake City, Seattle, and Washington, D.C. Intraware's sales to information technology professional customers have grown as a result of its coordinated sales effort, combining the benefits of online sales opportunities with a direct sales force.

SALES TO SOFTWARE VENDORS

    Intraware manages sales of its SUBSCRIBNET outsourcing update and license management services through its product marketing and business development group. The process of having vendors outsource their update and license management functions to Intraware is lengthy, as many of the features of the services need to be tailored to the specific requirements of Intraware's software vendor partners.

JOINT MARKETING RELATIONSHIPS

    Partnerships are an integral part of Intraware's sales strategy. Intraware has established relationships with each of the vendors whose products are offered through INTRAWARE.SHOP. Intraware's product marketing group continues to target additional software vendors to expand the number of software products offered through INTRAWARE.SHOP.

    In addition, Intraware has an established relationship with Netscape to prominently display its IT KNOWLEDGE CENTER service on the Computing & Internet Channel of Netscape's Netcenter portal. This relationship provides additional opportunities to reach a broad audience of information technology professionals. Intraware intends to develop additional partnerships with Internet traffic aggregators to offer its services to a large, targeted group of information technology professionals.

    Intraware also intends to develop relationships with information technology content providers who are of interest to Intraware's targeted user base, so as to enhance the value of Intraware's IT KNOWLEDGE CENTER service offerings. Intraware's partnership with EarthWeb, Inc. allows IT KNOWLEDGE CENTER subscribers access to EarthWeb's content through Intraware's Web site.

    Intraware has established a relationship with O'Reilly & Associates which will provide access to abstracts and selected chapters of O'Reilly's library of technical books. In addition, book reviews and O'Reilly trade show and seminar schedules are posted on INTRAWARE'S IT KNOWLEDGE CENTER website. Links to the O'Reilly website will also enable site visitors to purchase hard copy books online.

    Intraware launched its IT TRAINING CENTER through partnerships with CBT Systems, a provider of technology-enabled technical training, and with Digital Education Systems/O'Reilly, providers of web-based training. Through these partnerships, Intraware is able to deliver a broad range of authoritative and recognized training courseware to its customers electronically.

    Intraware has an agreement with Zona Research, a wholly owned subsidiary of IntelliQuest Information Group, Inc. that will provide selected weekly news summaries and analyses of the most significant Internet-related market activities.

    Intraware has partnered with GartnerGroup to provide selected research from GartnerGroup's Datapro that will include Datapro's extensive library of standard reports, including product and technology overviews, product reports, comparison columns, user ratings surveys, and operational management and vendor reports. Customers can purchase and receive these reports online, regardless of whether they are Gartner subscribers or not.

    Intraware has entered into a joint agreement with Cambridge Information Network to exchange value-added IT content that is available on each company's web site in order to provide their respective members with an expanded range of strategic information geared to the decision-making needs of senior-level IT professionals.

    Intraware has also established a relationship with Informix Software, Inc. whereby Intraware manages Informix's online store. Several of Informix's products and promotional programs have generated a large interest among information technology professionals which has contributed to additional Intraware membership registrations.

MARKETING

    Intraware employs a broad range of marketing activities to promote its brands, develop name recognition and visibility, and drive traffic to its Web site, in an effort to build its membership base and expand its community appeal. Intraware has an active public relations program in place, and also utilizes print and online advertising, trade shows, seminars, direct mail, online promotions, and regional marketing development in an attempt to further penetrate the information technology professional community in mid-to-large corporations and governmental agencies. Intraware also distributes NETINSIGHTS (formerly SUBSCRIBNEWS), its weekly Web technology news and product information email subscription newsletter, to over 58,000 information technology professionals and other interested members. Intraware markets its SUBSCRIBNET service both to corporate software decision makers and to business software developers.

    The marketing department supports both domestic and international marketing efforts. Domestically and internationally, efforts are focused on stimulating demand for Intraware's Web-based services and generating sales leads for its direct sales force. Intraware promotes its products and outsourcing services through a variety of fixed and variable fee programs. Intraware promotes its IT KNOWLEDGE CENTER services in part through its membership programs. By bundling many of its free services with paid services, Intraware has been able to integrate and aggregate its comprehensive mix of interactive services and dynamic content into a format of interest and value to individual information technology professionals within corporate and governmental information technology departments.

    Intraware markets its membership programs through a number of vehicles including its own Web site, the Netcenter IT KNOWLEDGE CENTER site, traditional direct mail, online advertising and Internet-based direct marketing.

    Intraware's sales force and systems engineers provide ongoing customer service to Intraware customers. The customer service group responds to inquiries regarding product downloads, product installation, and order processing. Customer service professionals post frequently asked questions, reference documents, and links to useful information on relevant parts of Intraware's Web sites.

STRATEGIC RELATIONSHIP WITH NETSCAPE

    Intraware plans to pursue strategic relationships to expand Intraware's product and service offerings, increase access to customers, and build brand recognition. To date, Intraware has established a strategic relationship with Netscape as described below:

    Intraware and Netscape entered into an agreement effective September 1998 under which Intraware provides its IT KNOWLEDGE CENTER services as a co-branded site within the Computing & Internet Channel of the Netcenter portal. Intraware receives significant exposure across Netcenter in the form of banner advertising and text links. Furthermore, the IT KNOWLEDGE CENTER site hosts aggregated content and links to Intraware's interactive services. Intraware has additionally made a $1.0 million payment to Netscape in exchange for the right to maintain the IT KNOWLEDGE CENTER on the Computing & Internet Channel of Netscape's Netcenter portal. Intraware generates direct revenue from this site in the form of banner advertisement revenue sharing. Revenues generated from banner advertising will be recorded as earned. This agreement has a one year term, subject to a one year renewal option on terms to be mutually agreed upon.

SUBSCRIBNET

    Effective October 1998 and amended on March 1, 1999, Intraware entered into an agreement with Netscape to provide SUBSCRIBNET software update and license management services and other maintenance services, to Netscape's customers worldwide for the entire Netscape product line. Netscape serves as a key customer reference for the Intraware SUBSCRIBNET service. This agreement has a two year term, subject to two additional one year renewal periods upon mutual agreement unless terminated by either party. This agreement is terminable by Netscape upon 180 days notice.

IT KNOWLEDGE CENTER

    Under the terms of Intraware's IT KNOWLEDGE CENTER agreement with Netscape entered into in September 1998, Intraware provides all of the public IT KNOWLEDGE CENTER content, within the framework of Netscape's Netcenter Computing & Internet Channel. This agreement calls for the site to be "co-branded" with Intraware's content surrounded by Netscape's Netcenter frame, and provides for Intraware to be the premier sponsor of the IT KNOWLEDGE CENTER. In the event the agreement is terminated after the one year term, Netscape may build a substantially similar service.

COMPETITION

    The online commerce market is new, rapidly evolving and intensely competitive, and Intraware expects competition to intensify in the future, particularly in the area of electronic sale and distribution of software products. Barriers to entry are minimal, and current and new competitors can launch new Web sites at a relatively low cost. Intraware believes that it competes effectively as a result of Intraware's centralized, information technology-focused, Internet-enabled solution coupled with its commitment to providing high-quality solutions that yield a rapid return on investment for its corporate information technology professional customers.

    Intraware's current and potential competitors in the market include generally the following three categories of persons:

    - information providers to information technology professionals;

    - online distributors, resellers and value-added resellers; and

    - software update and license management services and technology providers.

    Intraware's competitors may operate in one or more of these areas.

    With respect to information providers, Intraware competes with research firms as well as other content and software vendor companies who have particular sections of their Web sites directed at certain segments of the information technology professional community. Intraware believes the competitive factors in this marketplace include four main aspects. First, Intraware believes it is important to demonstrate objectivity rather than demonstrating bias towards any particular product or service. Second, Intraware believes that up to date and comprehensive information is critical to customers. Third, Intraware believes that information technology professionals will be more interested in products tailored for them. Fourth, Intraware believes that any competitor must have expertise in Internet based technologies in order to effectively compete. Intraware is building competitive advantages by providing not only relevant, high end content, but also by making its site functional with interactive services and useful tools.

    In addition, the software reselling industry is intensely competitive. Intraware believes the competitive factors in this market segment include product selection, additional service offerings, price, customer service and technical support. With respect to selling software, Intraware currently competes primarily with traditional software resellers, other online software resellers and other vendors. In the online market, Intraware competes with companies that sell and distribute software products through the Internet as well as vendors that maintain commercial Web sites that sell their software products directly online. In addition, there is indirect competition with other transaction processing providers and enablers and indirect competition with other providers of electronic commerce solutions. Although Intraware believes it is well positioned given its services, there can be no assurance that consumer-focused online resellers and retail enablers will not decide to move more aggressively into the corporate market and corporate resellers could implement more robust online commerce efforts, each of which could adversely affect Intraware's business and operating results.

    In the update and license management market, Intraware primarily competes with software vendors that do not outsource these services. Principal competitive factors in this market include:

    - the existing relationships software vendors have with their customers;

    - the comprehensiveness of the services offered; and

    - price.

    Intraware believes it competes effectively in this market on the basis of its comprehensive service offerings, although it faces significant competition due to its less established customer relationships.

    Many of Intraware's competitors have already established supplier relationships with divisions of Intraware's current or potential customers. These competitors may be able to leverage their existing relationships to discourage these customers from purchasing additional Intraware products or persuade them to replace Intraware products with their products. Many of Intraware's competitors have longer operating histories, significantly greater resources and name recognition and a larger installed base of customers than Intraware. As a result, these competitors may have greater credibility with Intraware's existing and potential customers. They also may be able to devote greater resources to the development, promotion and sale of their products than Intraware can to its, which would allow them to respond more quickly than Intraware could to new or emerging technologies and changes in customer requirements.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND LICENSES

    Intraware's ability to compete and continue to provide technological innovation is substantially dependent upon internally developed technology. Internally developed applications include the following externally branded services and extranet content administration tools: SUBSCRIBNET, VIRTUALEXPRESS, COMPARISCOPE, ESD Engine, INTRAWARE.SHOP, IT KNOWLEDGE CENTER, RADARSCOPE, ADMINISCOPE, ITEM MAGIC, QUOTETOOL, and REPORTMART. While Intraware relies on copyright, trade secret and trademark law to protect its technology, Intraware believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. Intraware has no patents issued or applied for to date on its technology. There can be no assurance that others will not develop technologies that are similar or superior to Intraware's technology. Intraware is aware that certain other companies are using or may have plans to use in the future the name "Intraware" as a company name or as a trademark or service mark. While Intraware does not believe it has infringed any rights, and it has received no notice of any claims of infringement, Intraware can make no assurance that certain of these companies may not claim superior rights to "Intraware" or other marks used in Intraware's business.

    Intraware generally enters into confidentiality or license agreements with its employees, consultants and corporate partners, and generally controls access to and distribution of its software, documentation and other proprietary information. Despite Intraware's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use Intraware's products or technology. Policing unauthorized use of Intraware's products is difficult, and there can be no assurance that the steps taken by Intraware will prevent misappropriation of its technology, particularly in foreign countries where the laws may not protect Intraware's proprietary rights as fully as do the laws of the United States.

    Substantial litigation regarding intellectual property rights exists in the software industry, and Intraware expects that software products may be increasingly subject to third-party infringement claims as the number of competitors in Intraware's industry segments grows and the functionality of products in different industry segments overlaps. Any such claims could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product and service delays or require Intraware to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Intraware, if at all. A successful claim of infringement against Intraware and failure or inability of Intraware to license the infringed or similar technology could have a material adverse effect on Intraware's business, financial condition and results of operations.

    In addition, Intraware sells certain high encryption software domestically. Federal regulations prohibit the exportation of these types of encryption software to certain countries. Intraware has established internal procedures to ensure that the high encryption software is sold only to domestic customers. However, if these procedures are not followed by Intraware's personnel, or are otherwise circumvented, resulting in the sale by Intraware of high encryption software to a prohibited foreign customer, then Intraware could be at risk for violating these federal export regulations.

EMPLOYEES

    As of April 30, 1999, Intraware had 169 full-time employees,. Intraware's future success depends, in part, on its continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that Intraware will be able to recruit and retain sufficient numbers of qualified personnel. None of Intraware's employees is represented by a labor union. Intraware has not experienced any work stoppages and considers its relations with its employees to be good.

                                  RISK FACTORS

    YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING A DECISION TO INVEST IN INTRAWARE. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING INTRAWARE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE DO NOT CURRENTLY BELIEVE ARE IMPORTANT TO AN INVESTOR MAY ALSO HARM OUR BUSINESS OPERATIONS. IF ANY OF THE EVENTS, CONTINGENCIES, CIRCUMSTANCES OR CONDITIONS DESCRIBED IN THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR OUR RESULTS OF OPERATIONS COULD BE SERIOUSLY HARMED. IF THAT OCCURS, THE TRADING PRICE OF INTRAWARE COMMON STOCK COULD DECLINE, AND YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT.

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND WE MAY NOT EVER BECOME PROFITABLE.

    We have not achieved profitability, expect to incur net losses in the foreseeable future and may not ever become profitable in the future. We incurred net losses of $12 million for the year ended February, 28, 1999, $4.0 million for the year ended February 28, 1998 and $944,000 for the period from August 14, 1996 through February 28, 1997. As of February, 28, 1999, we had an accumulated deficit of $17 million. Net losses have increased for each of our quarters since inception and we cannot assure you this trend will not continue. We expect to continue to increase our sales and marketing, product development and administrative expenses. As a result we will need to generate significant additional revenues to achieve and maintain profitability.

    We were founded in August 1996, and are an early stage company. We have a limited operating history that makes it difficult to forecast our future operating results. Although our revenues have grown in recent quarters, we cannot be certain that such growth will continue or that we will achieve sufficient revenues for profitability. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis. For more detailed information regarding our operating results and financial condition, please see "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE ARE SUBSTANTIALLY DEPENDENT ON NETSCAPE COMMUNICATIONS CORPORATION AND THE TERMINATION OF THIS RELATIONSHIP WOULD HAVE A SUBSTANTIAL, IMMEDIATE ADVERSE EFFECT ON OUR BUSINESS.

    For the year ended February 28, 1999, we generated over 90% of our software product revenues from the sale of Netscape software, and 92% of our online service revenues from the outsourcing of Intraware SUBSCRIBNET services to Netscape. As a result, transactions with Netscape and the sale of Netscape products accounted for over 90% of our total net revenues in the year ended February 28, 1999. We cannot assure you that Netscape will continue to sell its software through us and if Netscape limited or discontinued selling its software through us, our business would be adversely affected.

    We provide online software update and license management services to Netscape customers through our SUBSCRIBNET service under a one-year agreement with Netscape entered into effective October 1, 1998. In March 1999, Netscape extended the agreement for an additional year. Netscape has the right, however, to terminate this agreement upon 180 days notice. We cannot assure you that Netscape will not terminate this agreement. Substantially all of our SUBSCRIBNET revenues to date have been generated through this Netscape contract, and our failure to renew this contract at the end of the one year term could have a material adverse effect on our SUBSCRIBNET revenues and on our business as a whole.

    Netscape was acquired by America Online, Inc. We do not currently know whether this acquisition, or Netscape's relationship with Sun Microsystems, will have an adverse effect on our relationship with Netscape. If Netscape chose to offer its own electronic software delivery, tracking, maintenance or other services, which it is permitted to do under the current agreements, it would have a substantial and immediate adverse effect on our business, results of operations and financial condition.

THE LOSS OF ONE OR MORE OF OUR KEY CUSTOMERS WOULD ADVERSELY AFFECT OUR
REVENUES.

    We believe that a substantial amount of revenue from software product sales in any given future period may come from a relatively small number of customers. If one or more major customers were to substantially cut back software purchases or stop using our products or services, our operating results would be materially adversely affected. We do not have long-term contractual relationships with any of these customers because our customers purchase software on a transaction by transaction basis. As a result, we cannot assure you that any of our customers who purchase software through us will purchase from us in future periods.

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS BECAUSE OF MANY FACTORS AND ANY OF THESE COULD ADVERSELY AFFECT OUR STOCK PRICE.

    We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors and as a result, the price of our common stock may fall. Our operating results have varied widely in the past, and we expect that they will continue to vary significantly from quarter to quarter due to a number of risk factors, including:

    - demand for our online services and the products of our software vendors;

    - the timing of sales of our online services and the products of our software vendors;

    - loss of strategic relationships with major software vendors;

    - the mix of our proprietary online services vs. software products sold;

    - delays in introducing our online services or our vendors' software products according to planned release schedules;

    - our ability to retain existing customers and attract new customers;

    - changes in our pricing policies or the pricing policies of our software vendors;

    - changes in the growth rate of Internet usage and acceptance by customers of electronic software delivery for large software purchases, particularly for international customers;

    - technical difficulties, system failures or Internet downtime;

    - the mix of domestic and international sales;

    - certain government regulations;

    - our ability to upgrade and develop our information technology systems and infrastructure;

    - costs related to acquisitions of technology or businesses; and

    - general economic conditions as well as those specific to the Internet and related industries.

    We have experienced declining gross margins on revenues derived from software product sales and anticipate that such declines may continue. Also, as we broaden our sales and marketing efforts to support our recently introduced online services, such as SUBSCRIBNET and COMPARISCOPE, we may experience one or more quarters of reduced software product sales. Any shortfall in our revenues would directly adversely affect our operating income or loss, and these fluctuations could affect the market price of our common stock.

    We plan to significantly increase our operating expenses to expand our sales and marketing operations, broaden our customer support capabilities, and fund greater levels of product development. Our operating expenses, which include sales and marketing, product development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. If revenues fall below our expectations and we are not able to quickly reduce our spending in response, our operating results would be adversely affected.

OUR NEWLY INTRODUCED ONLINE SERVICES MAY NOT BE ABLE TO GENERATE ANTICIPATED REVENUES.

    We have only recently started selling a number of online services such as SUBSCRIBNET and COMPARISCOPE. We cannot assure you that these online services will result in additional customers and customer loyalty, significant additional revenues or improved operating margins in future periods. Additionally, we cannot assure you software vendors will continue to find it strategically or economically justifiable for us to deliver these services, particularly SUBSCRIBNET, to their customers.

    We had no significant online services revenues until the quarter ended November 30, 1998, and for the year ended February 28, 1999, revenues from these online services totaled only $3.7 million, which constituted 9.6% of our total revenues for that period. We do not expect these online services to constitute a significant portion of our total revenues in any given quarter until at least the first half of calendar 2000. This projection, however, is a forward-looking statement and our actual results could differ materially from those anticipated as a result of a number of factors, including demand for our online services and the competitive service offerings of others. These online services are not only important to improving our operating results but also to continuing to attract and retain both our software vendor and corporate information technology professional customers, and in differentiating our online service offerings from those of our competitors.

OUR INDUSTRY IS HIGHLY COMPETITIVE AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO EFFECTIVELY COMPETE.

    The market for selling software products and related online services is highly competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. We have recently experienced, and expect to continue to experience, price competition on our software sales, particularly on large sales transactions. We cannot assure you that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not adversely affect our business and results of operations.

    Our current competitors include a number of companies offering one or more solutions for the evaluation, purchase, deployment and maintenance of business software. Because there are relatively low barriers to entry in the software and Internet services markets, we expect additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a significant adverse effect on our business and results of operations.

    Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, better name recognition, and a larger installed base of customers than we do. Many of our competitors may also have well-established relationships with our existing and prospective customers.

    Our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs and compete with our products. We also expect that the competition will increase as a result of software industry consolidations. As a result, we may not be able to effectively compete for customers.

WE ARE DEPENDENT ON MARKET ACCEPTANCE OF ELECTRONIC SOFTWARE DELIVERY, AND IF IT DOES NOT ACHIEVE WIDESPREAD ACCEPTANCE, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

    Our success will depend in large part on acceptance by information technology professionals of electronic software delivery as a method of buying business software. If electronic software delivery does not achieve widespread market acceptance, our business will be adversely affected. Electronic software delivery is a relatively new method of selling software products and the growth and market acceptance of electronic software delivery is highly uncertain and subject to a number of risk factors. These factors include:

    - the potential for state and local authorities to levy taxes on Internet transactions;

    - the availability of sufficient network bandwidth to enable purchasers to rapidly download software;

    - the number of software packages that are available for purchase through electronic software delivery as compared to those available through traditional delivery methods;

    - the level of customer confidence in the process of downloading software;
      and

    - the relative ease of such a process and concerns about transaction security.

    Even if electronic software delivery achieves widespread acceptance, we cannot be sure that we will overcome the substantial technical challenges associated with electronically delivering software reliably and consistently on a long-term basis. Furthermore, the proliferation of software viruses poses a risk to market acceptance of electronic software delivery. Any well-publicized transmission of a computer virus by us or another company using electronic software delivery could deter information technology professionals from utilizing electronic software delivery technology and our business could be adversely affected.

CONTINUED ADOPTION OF THE INTERNET AS A METHOD OF CONDUCTING BUSINESS IS NECESSARY FOR OUR FUTURE GROWTH.

    The widespread acceptance and adoption of the Internet by traditional businesses for conducting business and exchanging information is likely only in the event that the Internet provides these businesses with greater efficiencies and improvements. The failure of the Internet to continue to develop as a commercial or business medium would adversely affect our business.

FAILURE TO EXPAND INTERNET INFRASTRUCTURE COULD LIMIT OUR FUTURE GROWTH.

    The recent growth in Internet traffic has caused frequent periods of decreased performance, and if Internet usage continues to grow rapidly, its infrastructure may not be able to support these demands and its performance and reliability may decline. If outages or delays on the Internet occur frequently or increase in frequency, overall Web usage including usage of our Web site in particular could grow more slowly or decline. Our ability to increase the speed and scope of our services to customers is ultimately limited by and dependent upon the speed and reliability of both the Internet and our customers' internal networks. Consequently, the emergence and growth of the market for our services is dependent on improvements being made to the entire Internet as well as to our individual customers' networking infrastructures to alleviate overloading and congestion.

INCREASED SECURITY RISKS OF ONLINE COMMERCE MAY DETER FUTURE USE OF OUR
SERVICES.

    Concerns over the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of the Internet and other online services generally, and online commerce in particular. Our failure to prevent security breaches could significantly harm our business and results of operations. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the algorithms we use to protect our customers' transaction data or our software vendors' products. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of security could deter people from using the Web to conduct transactions that involve transmitting confidential information or downloading sensitive materials.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS IN RECENT PERIODS AND OUR ABILITY TO MANAGE THIS GROWTH WILL AFFECT OUR BUSINESS.

    Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased, and plan to continue to increase, the scope of our operations domestically and internationally. These expansion efforts could be expensive and put a strain on management, and if we do not manage growth properly, it could adversely affect our business. Our headcount has grown and will continue to grow substantially. In particular, we will need to expand our technology infrastructure, which will include making certain key employee hires in product development. These hires historically have been difficult and we can not assure you that we will be able to successfully attract and retain a sufficient number of qualified personnel.

WE NEED TO EXPAND OUR MANAGEMENT SYSTEMS AND CONTROLS IN ORDER TO SUPPORT OUR ANTICIPATED GROWTH.

    Our growth has placed, and our anticipated future growth will continue to place a significant strain on our management systems and controls. We cannot assure you that we will be able to adequately expand our technology resources to support our anticipated growth. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. Furthermore, we expect that we will be required to manage multiple relationships with various software vendors, customers and other third parties.

WE MAY NOT BE ABLE TO HIRE AND RETAIN SUFFICIENT SALES, MARKETING AND SUPPORT PERSONNEL THAT WE NEED TO SUCCEED.

    If we fail to hire and retain sufficient numbers of sales, marketing and support personnel, our business and results of operations would be adversely affected. Competition for qualified sales and marketing and support personnel is intense, and we might not be able to hire and retain sufficient numbers of qualified sales and marketing and support personnel. We need to substantially expand our sales operations and marketing efforts, both domestically and internationally, in order to increase market awareness and sales of the products and services we offer. These products and services require a sophisticated sales effort targeted at several people within the information technology departments of our prospective customers. We have recently expanded our direct sales force and plan to hire additional sales personnel.

    We currently have a small customer service and support organization and will need to increase our staff to support new customers and the expanding needs of existing customers. Hiring customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the Internet. We cannot assure you that we will be able to hire and retain sufficient numbers of qualified customer service and support personnel.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

    Our future success depends upon the continued service of our executive officers and other key technology, sales, marketing and support personnel and none of our officers or key employees is bound by an employment agreement for any specific term. If we lost the services of one or more of our key employees, or if one or more of our executive officers or employees decided to join a competitor or otherwise compete directly or indirectly with us, this could have a significant adverse effect on our business. In particular, the services of Peter Jackson, Chief Executive Officer, and Paul Martinelli, Chief Technology Officer, would be difficult to replace.

WE INTEND TO EXPAND INTERNATIONAL OPERATIONS AND UNCERTAINTY OF INTERNATIONAL SALES EFFORTS COULD ADVERSELY AFFECT OUR BUSINESS.

    We may not be able to successfully market, sell, deliver and support our services and our vendors' software products internationally. Our planned international expansion will require significant management attention and financial resources. If we are unable to expand our international operations successfully and in a timely manner, our business and operating results could be adversely affected.

    To date, we have not had substantial revenues from sales to international customers. We intend to expand the scope of sales to international customers in future periods. In calendar 1999, we intend to open international offices and hire international sales personnel, including the establishment of at least one European office. We have only limited experience in marketing, selling and supporting our services and our vendors' software products overseas. Additionally, we do not have any experience in developing foreign language versions of our services. This may be more difficult or take longer than we anticipate especially due to international problems, such as language barriers or currency exchange, and the fact that the Internet infrastructure in such foreign countries may be less advanced than the domestic Internet infrastructure and may result in longer response time and less accurate or consistent electronic software delivery.

    In addition, our contracts with Netscape currently do not allow us to market or sell Netscape products, other than in connection with our SUBSCRIBNET service, in Europe. Revenues from European customers may not be able to grow as planned unless we can obtain the rights to market Netscape products in Europe.

OUR ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

    We currently intend to make investments in complementary companies, services and technologies. These acquisitions and investments could disrupt our ongoing business, distract our management and employees and increase our expenses. If we acquire a company, we could face difficulties in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. Acquisitions of additional services or technologies also involve risks of incompatibility and the need for integration into our existing services and marketing, sales and support efforts. Also, if we finance the acquisitions by incurring debt or issuing equity securities, this could dilute our existing stockholders. Any amortization of goodwill or other assets, or other charges resulting from the costs of such acquisitions, could adversely affect our operating results.

WE FACE RISKS OF CLAIMS FROM THIRD PARTIES FOR INTELLECTUAL PROPERTY INFRINGEMENT THAT COULD ADVERSELY AFFECT OUR BUSINESS.

    Our services operate in part by making software products and other content available to our customers. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with vendors. Any claims could result in costly litigation and be time-consuming to defend, divert management's attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements. These claims could be made for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of these materials.

    Litigation regarding intellectual property rights is common in the Internet and software industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. There can be no assurance that our services do not infringe on the intellectual property rights of third parties.

    In addition, we may be involved in litigation involving the software of third party vendors that we electronically distribute. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could adversely affect our business. Although we carry general liability insurance, our insurance may not cover all potential claims or may not be adequate to protect us from all liability that may be imposed.

    Our success and ability to compete are substantially dependent upon our internally developed technology, which we protect through a combination of copyright, trade secret and trademark law. We have no patents issued or applied for to date on our technology. We are aware that certain other companies are using or may have plans to use the name "Intraware" as a company name or as a trademark or servicemark. While we have received no notice of any claims of trademark infringement, we cannot assure you that certain of these companies may not claim superior rights to "Intraware" or to other marks we use. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services or technology and we cannot be certain that the steps we have taken will prevent misappropriation of our technology.

POTENTIAL YEAR 2000 PROBLEMS WITH OUR INTERNAL OPERATING SYSTEMS OR THE SOFTWARE PRODUCTS THAT WE RESELL COULD ADVERSELY AFFECT OUR BUSINESS.

    We cannot assure you that we will not experience unanticipated negative consequences from year 2000 problems, including material costs caused by undetected errors or defects in the technology used in our internal systems. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software products used by many companies may need to be upgraded to solve this problem.

    Our online services, including IT KNOWLEDGE CENTER, COMPARISCOPE, INTRAWARE.SHOP, VIRTUALEXPRESS, SUBSCRIBNET and their associated and supporting tools, Web sites, and infrastructure were designed and developed to be year 2000 compliant. Our internal systems, including those used to deliver our services, utilize third-party hardware and software. We have contacted these infrastructure products' vendors in order to gauge their year 2000 compliance. Based on our vendors' representations, we believe that the third-party hardware and software we use is year 2000 compliant.

    If it comes to our attention that certain of our services need modification, or certain of our third-party hardware and software is not year 2000 compliant, then we will try to make modifications to our services and systems on a timely basis. We do not believe that the cost of such modifications will materially affect our operating results. Yet, we cannot assure you that we will be able to modify such products, services and systems in a timely and successful manner and the failure to do so could have a material adverse effect on our operating results.

    Also, even though we typically receive warranties and indemnities from our software vendors with respect to year 2000 compliance of the software products we resell, we have not independently verified the year 2000 compliance of these products. If these software products nevertheless require modification to be year 2000 compliant, demand for them could decline precipitously if modifications are not timely made by the software vendors. As a result, these modifications could adversely affect our business and results of operations. In addition, if software products we resell are not year 2000 compliant and are installed at customer sites, we cannot assure you that the indemnities we receive from our vendors would protect us from customer claims. Any claims could divert significant management, financial and other resources and our commercial insurance coverages may not be adequate to cover such claims.

    We have no contingency plan to address the effect of year 2000 noncompliance of software products we resell. In the normal course of our business we seek to identify additional software products that are year 2000 compliant and to enter into arrangements to resell these products. We cannot assure you that these efforts will timely address any revenue shortfalls that could result from software products of one or more of our software vendors being noncompliant.

SPENDING BY OUR CUSTOMERS TO EVALUATE AND ADDRESS YEAR 2000 COMPLIANCE COULD RESULT IN LOWER DEMAND FOR OUR PRODUCTS AND SERVICES.

    Year 2000 compliance issues also could cause a significant number of companies, including our current customers, to reevaluate their current system needs and, as a result, consider switching to other systems and suppliers. This could result in a material adverse effect on our business, operating results and financial condition. Also, during the next twelve months there is likely to be an increased customer focus on addressing year 2000 compliance issues, creating the risk that customers may reallocate capital expenditures to fix year 2000 problems of existing systems. Although we have not experienced these effects to date, if customers defer purchases of business software and related services because of such a reallocation, it would adversely affect our operating results.

OUR MARKET MAY UNDERGO RAPID TECHNOLOGICAL CHANGE AND OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO MEET THE CHANGING NEEDS OF OUR INDUSTRY.

    Our market is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements. To be successful, we must adapt to our rapidly changing market by continually improving the performance, features and reliability of our services. We could incur substantial costs to modify our services or infrastructure in order to adapt to these changes. Our business could be adversely affected if we incur significant costs without adequate results, or find ourselves unable to adapt rapidly to these changes.

WE DO NOT HAVE A DISASTER RECOVERY PLAN OR BACK UP SYSTEMS AND A DISASTER COULD SEVERELY DAMAGE OUR OPERATIONS.

    We currently do not have a disaster recovery plan in effect and do not have fully redundant systems for our service at an alternate site. A disaster could severely damage our business and results of operations because our service could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems, all of which are located in our principal headquarters in Orinda, California and at an offsite location managed by a third party in Santa Clara, California. Orinda and Santa Clara exist on or near known earthquake fault zones. Although the outside facility, which hosts our primary Web and database servers, is designed to be fault tolerant, the system is vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. Although we maintain insurance against fires, floods, earthquakes and general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

ADDITIONAL GOVERNMENT REGULATIONS MAY INCREASE OUR COSTS OF DOING BUSINESS.

    The law governing Internet transactions remains largely unsettled, even in areas where there has been some legislative action. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business by increasing our costs and administrative burdens. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet.

    Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The most recent session of the United States Congress resulted in Internet laws regarding children's privacy, copyrights and taxation. The European Union has enacted its own data protection and privacy directive, which required all 15 European Union Member States to implement laws relating to the processing and transmission of personal data by October 25, 1998. We must comply with these new regulations in both Europe and the United States, as well as any other regulations adopted by other countries where we may do business. The growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. Compliance with any newly adopted laws may prove difficult for us and may negatively affect our business.

YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS BECAUSE THEY ARE INHERENTLY UNCERTAIN.

    You should not rely on forward-looking statements in this prospectus. This prospectus also contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify such forward-looking statements. This prospectus also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the growth of certain electronic-commerce, electronic software delivery, software and related service markets and spending. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this prospectus. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this prospectus.

ITEM 2. PROPERTIES

    Intraware leases approximately 25,000 square feet of office space in two buildings located in Orinda, California. Intraware believes its current facilities will be adequate through calendar year 1999 and is currently in the process of locating additional space to meet its expected requirements thereafter. There can be no assurance, however, that additional space will be available on favorable terms, if at all.

ITEM 3. LEGAL PROCEEDINGS

    As of the date hereof, there is no material litigation pending against Intraware. From time to time, Intraware may be a part to litigation and claims incident to the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Intraware believes that the final outcome of such matters will not have a material adverse effect on Intraware's business, results of operations, financial condition or prospects.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    In January 1999, the following matters were submitted to Intraware's stockholders for approval by written consent:

    - adoption of Intraware's certificate of incorporation, including a two-for-one forward stock split;

    - adoption of Intraware's bylaws;

    - adoption of Intraware's 1998 employee stock purchase plan;

    - adoption of Intraware's 1998 director option plan;

    - adoption of Intraware's amended 1996 stock option plan;

    - election of the members of Intraware's board of directors, including the designation of members into classes; and

    - ratification of PricewaterhouseCoopers LLP as independent auditors to audit the financial statements for the fiscal year ending February 28, 1999.

    All of the foregoing proposals were approved by the written consent of the holders of 18,374,792 shares of common stock on an as-converted basis based upon 19,535,110 shares of stock outstanding on the record date of such written consent.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    To date, Intraware has not declared or paid dividends on its common stock. The Board of Directors of Intraware presently intends to retain all earnings for use in Intraware's business and therefore does not anticipate declaring or paying any cash dividends in the foreseeable future.

    Intraware's common stock has been traded on the Nasdaq National Market under the symbol "ITRA" since February 26, 1999 and therefore had not traded for any full fiscal quarter prior to the end of the fiscal year ended February 28, 1999.

    On April 30, 1999, the last reported sale price for the common stock on the Nasdaq National Market was $30.625 per share. As of April 30, 1999, Intraware estimates that there were approximately 210 holders of record of Intraware common stock and a substantially greater number of beneficial owners.

    In April 1998, Intraware issued and sold an aggregate of 4,244,298 shares of Series D preferred stock, which converted into common stock upon consummation of our initial public offering, for a purchase price of $2.675 per share, or an aggregate of $11.3 million. The foregoing purchases and sales were exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

    On February 25, 1999, Intraware commenced the initial public offering of 4,600,000 shares of common stock, including 600,000 shares subject to an overallotment option on behalf of certain selling stockholders pursuant to a registration statement on Form S-1 (Commission File No. 333-69261) declared effective on February 25, 1999. The managing underwriters of the public offering were Credit Suisse First Boston Corporation, BancBoston Robertson Stephens Inc., and Hambrecht & Quist LLC.

    The 4,000,000 shares registered on Intraware's behalf and 600,000 shares registered on the behalf of certain selling stockholders were sold at a price per share of $16.00. The aggregate offering price of the shares offered by Intraware was $64,000,000, less underwriting discounts and commissions of $4,480,000 and expenses of approximately $1,300,000. None of the net proceeds to Intraware had been used prior to the end of the last fiscal year ended February 28, 1999.

ITEM 6. SELECTED HISTORICAL CONDENSED FINANCIAL INFORMATION

    The following tables present selected historical condensed financial information for Intraware. This information has been derived from their respective consolidated financial statements and notes, some of which are included elsewhere in this annual report.

    The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and are qualified by reference to the financial statements and notes thereto and appearing elsewhere in this annual report. The statement of operations data set forth below for the years ended February 28, 1999 and 1998 and for the period from August 14, 1996 to February 28, 1997, and the balance sheet data at February 28, 1999, February 28, 1998, and February 28, 1997, are derived from, and are qualified by reference to, the audited financial statements of Intraware included elsewhere in this annual report. The historical results are not necessarily indicative of results to be expected for any future period.

                                                                                                       AUGUST 14,
                                                                                                          1996
                                                                                                       (INCEPTION)
                                                                           YEAR ENDED FEBRUARY 28,       THROUGH
                                                                          --------------------------  FEBRUARY 28,
                                                                              1999          1998          1997
                                                                          ------------  ------------  -------------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net Revenues:
  Software product sales................................................   $   34,741    $   10,383     $       6
  Online services.......................................................        3,676             4        --
                                                                          ------------  ------------       ------
    Total net revenues..................................................       38,417        10,387             6
                                                                          ------------  ------------       ------
Cost of net revenues:
  Software product sales................................................       29,665         8,348             5
  Online services.......................................................          747        --            --
                                                                          ------------  ------------       ------
    Total cost of net revenues..........................................       30,412         8,348             5
                                                                          ------------  ------------       ------
Gross profit............................................................        8,005         2,039             1
                                                                          ------------  ------------       ------
Operating expenses
  Sales and marketing...................................................       13,507         3,496           233
  Product development...................................................        2,031           951           253
  General and administrative............................................        2,961         1,492           467
  Stock option compensation.............................................        1,552            67        --
                                                                          ------------  ------------       ------
    Total operating expenses............................................       20,051         6,006           953
                                                                          ------------  ------------       ------
Loss from operations....................................................      (12,046)       (3,967)         (952)
Interest expense........................................................         (198)         (103)          (12)
Interest and other income, net..........................................          211            21            20
                                                                          ------------  ------------       ------
Net loss................................................................   $  (12,033)   $   (4,049)    $    (944)
                                                                          ------------  ------------       ------
                                                                          ------------  ------------       ------
Net loss per share:
Basic and diluted net loss(1)...........................................   $    (3.00)   $    (2.05)    $   (1.36)
                                                                          ------------  ------------       ------
                                                                          ------------  ------------       ------
Weighted average shares(1)..............................................        4,007         1,972           694
                                                                          ------------  ------------       ------
                                                                          ------------  ------------       ------

                                                                                             FEBRUARY 28,
                                                                                    -------------------------------
                                                                                      1999       1998       1997
                                                                                    ---------  ---------  ---------
                                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.........................................................  $   1,792  $     612  $     303
Working capital (deficit).........................................................     (1,177)      (220)        86
Total assets......................................................................     35,006     15,384      1,026
Lease obligations, long-term......................................................        168        105        189
Total stockholders' equity........................................................        969        770        582

------------------------

(1) With respect to the calculation of net loss per share and weighted average shares, Note 1 of Notes to Financial Statements provides an explanation of the determination of the weighted average shares used to compute net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THE ACCURACY OF WHICH INVOLVES RISKS AND UNCERTAINTIES. WE USE WORDS SUCH AS "ANTICIPATES," "BELIEVES," "PLANS," "EXPECTS," "FUTURE," "INTENDS" AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. THIS ANNUAL REPORT ALSO CONTAINS FORWARD-LOOKING STATEMENTS ATTRIBUTED TO CERTAIN THIRD PARTIES RELATING TO THEIR ESTIMATES REGARDING THE GROWTH OF CERTAIN ELECTRONIC-COMMERCE, ELECTRONIC SOFTWARE DELIVERY, SOFTWARE AND RELATED SERVICE MARKETS AND SPENDING. PROSPECTIVE INVESTORS SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS ANNUAL REPORT. INTRAWARE'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS FOR MANY REASONS, INCLUDING THE RISKS FACED BY INTRAWARE DESCRIBED IN "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT.

OVERVIEW

    Intraware, Inc. is a leading provider of business to business ecommerce-based services for the IT community. The company enables IT professionals worldwide to efficiently and cost-effectively research, evaluate, purchase, download, and update business-class software online. As a business-to-business ecommerce company, Intraware provides software through its premier online purchasing service, intraware.shop, comprehensive IT information and interactive research services through the INTRAWARE IT KNOWLEDGE CENTER, and software update management services through Intraware SUBSCRIBNET.

    Our core service offerings include INTRAWARE IT KNOWLEDGE CENTER, INTRAWARE.SHOP and INTRAWARE SUBSCRIBNET. INTRAWARE IT KNOWLEDGE CENTER is a Web site that provides IT professionals with technical information, resources, interactive services and third party content that help them understand the business software solutions available in the marketplace. The IT KNOWLEDGE CENTER is a place that IT professionals can access to evaluate their business software options, and there are a number of services that make this evalutation possible. Two of the primary services in the IT KNOWLEDGE CENTER include Intraware RADARSCOPE and Intraware COMPARISCOPE. The RADARSCOPE service provides a centralized listing of thousands of business software applications available on the market, while COMPARISCOPE is a Web-based software tool that provides comprehensive objective data and analysis of these applications. The INTRAWARE IT KNOWLEDGE CENTER is also available on the Computing & Internet Channel of Netscape's Netcenter portal.

    The INTRAWARE.SHOP service is an online purchase and delivery service tailored exclusively for corporate business software buyers intraware.shop delivers all applications directly to customers through a sophisticated electronic software distribution engine that includes multi-platform encryption, compression and multi-server deployment capabilities optimized to meet corporate IT requirements. Intraware's Internet-based software delivery replaces costly physical distribution and provides rapid deployment to multiple sites--simplifying much of the complexity inherent in the enterprise software lifecycle.

    Intraware SUBSCRIBNET is an online service which enables information technology professionals to keep their software updated and manage their software licenses. SUBSCRIBNET provides corporate IT subscribers with highly specific information that is relevant only to their particular account profile, licensed software, and enterprise computing platforms. We also offer our SUBSCRIBNET update and license management capabilities as an outsourcing solution to business software vendors. We have entered into an agreement with Netscape to provide the Intraware SUBSCRIBNET service to Netscape customers worldwide.

    We have a broad base of members and customers in the information technology departments of medium to large corporations. As of April 30, 1999, we had over 110,000 registered members. In addition, Intraware's NETINSIGHTS(previously SUBSCRIBNEWS) digest of news, information and opinions for the information technology professional community is e-mailed to over 58,000 subscribers on a weekly basis. Included among our 2,100 customers are the following companies: 3Com Corporation, AT&T Corporation, Boeing Corporation, Charles Schwab & Co., Inc., Daimler Chrysler AG Corporation, GTE Corporation, Knight Ridder, Inc., Lycos, Inc. and Reuters Group PLC. We have also established relationships with leading business software vendors, including primarily Netscape Communications Corporation, as well as Informix Corporation, RealNetworks, Inc., and NetDynamics, a wholly-owned subsidiary of Sun Microsystems, Inc.

    Intraware was incorporated in August 1996, and, from inception until February 1997, Intraware's operations consisted primarily of various start-up activities, including development of technologies central to its business, recruiting personnel and raising capital. In February 1997, Intraware began providing online software distribution services, later branded as INTRAWARE.SHOP, and online software update and license management services through its SUBSCRIBNET service. In April 1998, Intraware introduced the COMPARISCOPE service to provide information technology professionals with comprehensive, objective online analysis of various types of software. In September 1998, Intraware added IT KNOWLEDGE CENTER to its online service offerings, providing corporate information technology professionals with proprietary content, aggregated technical information and related resources. Intraware generates revenues from sales of third-party software vendors' products through INTRAWARE.SHOP, and from sales of its online services SUBSCRIBNET and COMPARISCOPE. Historically, Intraware has derived the substantial majority of its revenue from software product sales and did not recognize material online service revenues until the quarter ended November 30, 1998. Intraware first recognized revenues from software product sales in February 1997, and software product sales revenues constituted 90% 100%, 100% of Intraware's total net revenues for the year ended February 28, 1999, February 28, 1997 and the period from inception through, the year ended February 28, 1996 the, respectively. Intraware expects that software product sales will continue to represent the substantial majority of its total net revenues for the foreseeable future.

    Intraware generates software product revenues from the sale of third party software and related maintenance products. Of these revenues, sales of software licenses are recognized when there is evidence of an arrangement for a fixed and determinable fee that is probable of collection and the software is available for customer download through INTRAWARE.SHOP. Related maintenance revenues are recognized ratably over the terms of the underlying service contract. Online services revenues are derived primarily from delivery of SUBSCRIBNET, and other fee-based information services. Online services revenues are recognized ratably over the term of the underlying service contracts. See Note 1 of Notes to Financial Statements.

    Intraware first generated significant revenues from sales of its online services in the quarter ended November 30, 1998. For the year ended February 28, 1999, Intraware generated 92% of its online service revenues from the sale of SUBSCRIBNET services to Netscape. Under a an agreement with Netscape effective on October 1, 1998 and amended on March 1, 1999, Intraware provides online software update and license management services to Netscape customers through Intraware's SUBSCRIBNET service through September 30, 2000. Netscape has the right, however, to terminate this agreement upon 180 days notice. Accordingly, Intraware has no assurance that Netscape will not terminate this agreement or, at the end of the current term, renew the agreement on satisfactory terms. To date, substantially all of Intraware's SUBSCRIBNET revenues have been generated through this Netscape agreement, and if Intraware were not able to renew the agreement on satisfactory terms, there could be a material adverse effect on Intraware's online service revenues and upon Intraware's business.

    Intraware's limited operating history makes it difficult to forecast its future operating results. Although Intraware's net revenues have grown in recent quarters, Intraware cannot be certain that its net revenues will increase at a rate sufficient to achieve and maintain profitability. Even if Intraware were to achieve profitability in any period, Intraware cannot be certain that it would sustain or increase profitability on a quarterly or annual basis.

RESULTS OF OPERATIONS

NET REVENUES

    Net revenues increased to $34.7 million for the year ended February 28, 1999 from $10.4 million for the year ended February 28, 1998 and $6,000 from inception through the period ended February 28, 1997. The increase for each year was primarily due to an increase in sales of third-party software products. In addition, during the year ended February 28, 1999, Intraware recognized $3.7 million in initial sales of its online services.

COST OF NET REVENUES

    Cost of net revenues consists primarily of the cost of third-party software and maintenance products sold, costs for content development and acquisition, and Internet connectivity and allocated overhead charges. Intraware purchases software products at a discount to the software vendors' established list prices according to standard reseller terms. Total cost of net revenues increased to $30.4 million for the year ended February 28, 1999 from $8.3 million for the year ended February 28, 1998 and $5,000 for the period from August 14, 1996 through February 28, 1997. This increase in total cost of net revenues was primarily attributable to increases in the volume of third-party software and maintenance products sold by Intraware.

    Intraware's gross margin increased to 20.8% for the year ended February 28, 1999 from 20.2% for the year ended February 28, 1998 and 16.7% for the period from August 14, 1996 through February 28, 1997. The decrease in margins on Intraware's software product sales for each year is due to increased competitive pricing pressures, particularly on large sale transactions which were offset by the effects of an increase in online service revenues having substantially higher gross margins. Gross margins on software product sales decreased to 14.6% for the year ended February 28, 1999, from 19.6% for the year ended February 28, 1998 and 16.7% for the period from August 14, 1996 through February 28, 1997. Gross margins on Intraware's online service revenues were 79.7% for the year ended February 28, 1999.

SALES AND MARKETING EXPENSES

    Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, promotional materials and trade show exhibit expenses. Sales and marketing expenses increased to $13.5 million for the year ended February 28, 1999 from $3.5 million for the year ended February 28, 1998 and $233,000 for the period from August 14, 1996 through February 28, 1997. These increases are primarily attributable to an overall increase in the scope of Intraware's marketing and branding efforts. Additionally, during the year ended February 28, 1999, Intraware increased the number of internal and external sales personnel, which in turn increased salaries and related expenses. Management expects that the dollar amount of sales and marketing expenses will continue to increase due to the planned growth of its sales force, including the establishment of sales offices in additional domestic and international locations, and due to expected additional increases in advertising and promotional activities.

    In September 1998, Intraware entered into an agreement with Netscape in which Intraware's IT KNOWLEDGE CENTER is featured on the Netcenter Computer and Internet Channel. Under the agreement, Intraware receives advertising banner space and text links across the Netcenter site. Advertising and marketing expenses in connection with this agreement totaled $2.9 million for the year ended February 28, 1999. The advertising fee paid to Netscape by Intraware under this agreement is being expensed based on the actual number of impressions delivered in a given period. In addition, the fees paid by Intraware to be featured on the Netcenter site are being amortized over the one year term of the agreement. See Note 2 of Notes to Financial Statements.

PRODUCT DEVELOPMENT EXPENSES

    Product development expenses consist primarily of personnel and related costs associated with Intraware's development and technical support efforts. Product development expenses increased to $2 million for the year ended February 28, 1999 from $951,000 for the year ended February 28, 1998 and $253,000 for the period from August 14, 1996 through February 28, 1997. The increase was primarily due to an increase in the number of product development personnel employed to support expansion of Intraware's SUBSCRIBNET online service and its other online service offerings. Intraware believes significant investment in product development is essential to its future success and expects that the dollar amount of product development expenses will increase in future periods.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and accounting personnel, facility costs, operations, recruiting fees, insurance costs and professional fees. General and administrative expenses increased to $3.0 million for the year ended February 28, 1999 from $1.5 million for the year ended February 28, 1998 and $467,000 for the period from August 14, 1996 through February 28, 1997. This increase was primarily attributable to overall business growth and to increased salary and related expenses in accounting, operations and administration. Management expects general and administrative expenses to increase in dollar amount in future periods.

INTEREST EXPENSE

    Interest expense relates to borrowings under a bank line of credit arrangement and from obligations under capital leases. The changes in interest expense in each period result from changes in the outstanding principal obligations during each period.

INTEREST AND OTHER INCOME, NET

    Interest and other income, net consists primarily of interest earned on cash and cash equivalents offset by miscellaneous non-operating expenses. The changes in other income, net in each period result primarily from changes in the amount and mix of interest-bearing investments outstanding during each period.

INCOME TAXES

    From inception through February 28, 1999, Intraware incurred net losses for federal and state tax purposes and has not recognized any tax provision or benefit. As of February 28, 1999, Intraware had approximately $13.2million of federal and $7.0million of state net operating loss carryforwards to offset future taxable income which expire in varying amounts beginning in 2012 and 2005, respectively. Given Intraware's limited operating history, losses incurred to date and the difficulty in accurately forecasting Intraware's future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, a 100% valuation allowance has been recorded. Furthermore, as a result of changes in Intraware's equity ownership from Intraware's convertible preferred stock financings and this offering, utilization of the net operating losses and tax credits is subject to substantial annual limitations. This is due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization. See Note 4 of Notes to Financial Statements.

STOCK-BASED COMPENSATION

    In the year ended February 28, 1999 and February 28, 1998, Intraware recorded aggregate unearned compensation totaling $12.0 million in connection with certain stock option grants. The unearned compensation is being amortized over the four-year vesting period of the related options. During the year ended February 28, 1999 amortization of unearned compensation totaled $1.6 million. See Note 9 of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    Intraware has satisfied its current cash requirements through the initial public offering, which was effective on February 25, 1999. The collection of the cash associated with this offering did not occur until March and is therefore reflected as a receivable on the February 28, 1999 balance sheet. See Notes 6 and 7 of Notes to Financial Statements.

    Net cash used in operating activities totaled $9.2 million for the year ended February 28, 1999, $4.9 million for the year ended February 28, 1998 and $779,000 for the period from August 14, 1996 through February 28, 1997. Cash used in operating activities for the year ended February 28, 1999 resulted primarily from a net loss of $12 million, increases in accounts receivable and prepaid license and services offset by increases in accounts payable and deferred revenue. The cash used in operating activities for the year ended February 28, 1998 was primarily attributable to a net operating loss of $4.0 million and increases in prepaid licenses and services and accounts receivable, partially offset by increases in accounts payable and deferred revenue, as well as depreciation and amortization of fixed assets. Cash used in operating activities in the period from August 14, 1996 through February 28, 1997 was primarily attributable to initial product development efforts and general and administrative expenses.

    Net cash used in investing activities totaled $1.4 million for the year ended February 28, 1999, $686,000 for the year ended February 28, 1998 and $428,000 for the period from August 14, 1996 through February 27, 1997. The increases in each period resulted primarily from purchases of computer equipment and other fixed assets.

    Net cash provided by financing activities totaled $11.8 million for the year ended February 28, 1999, $5.9 million for the year ended February 28, 1998 and $1.5 million for the period from August 14, 1996 through February 28, 1997. The increases in each period resulted primarily from the net proceeds from issuances of convertible preferred stock and from bank line of credit borrowings. As of February 28, 1999, Intraware's principal sources of liquidity included $1.8 million of cash and cash-equivalents and $3.6 million available under Intraware's bank line of credit. Although Intraware has no material long-term commitments for capital expenditures, it anticipates a substantial increase in its capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. See Notes 5 and 6 of Notes to Financial Statements.

    Intraware believes that it has sufficient cash, short-term investments and availability from its bank line of credit to meet its anticipated liquidity needs for working capital and capital expenditures for at least the next twelve months. Intraware's future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of Intraware's operations will affect Intraware's capital requirements. Intraware may also have increased capital requirements in order to respond to competitive pressures. Additionally, Intraware may need additional capital to fund acquisitions of complementary businesses and technologies. Intraware's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of the factors described above. If Intraware requires additional capital resources, Intraware may seek to sell additional equity or debt securities or to increase its bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to Intraware's stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to Intraware, if at all.

YEAR 2000 COMPLIANCE

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software products used by many companies may need to be upgraded to comply with these year 2000 requirements. Intraware's services, including SUBSCRIBNET, INTRAWARE.SHOP, COMPARISCOPE, IT KNOWLEDGE CENTER, VIRTUALEXPRESS and their associated and supporting tools, Web sites, and infrastructure were designed and developed to be year 2000 compliant. Intraware's internal systems used to deliver its services, however, utilize third-party hardware and software. Intraware has contacted these infrastructure products' vendors in order to gauge their year 2000 compliance. Based on these vendors' representations, Intraware believes that the third-party hardware and software it uses are year 2000 compliant. There can be no assurance, however, that Intraware will not experience unanticipated negative consequences, including material costs caused by undetected errors or defects in the technology used in its internal systems. If, in the future, it comes to Intraware's attention that certain of its services need modification, or certain of its third-party hardware and software are not year 2000 compliant, then Intraware will seek to make modifications to its systems. In such case, Intraware expects such modifications to be made on a timely basis and Intraware does not believe that the cost of such modifications will have a material effect on its operating results. There can be no assurance, however, that Intraware will be able to modify such products, services and systems in a timely and successful manner to comply with the year 2000 requirements, which could have a material adverse effect on its business and operating results.

    Further, while Intraware typically has received warranties and indemnities from its software vendors with respect to year 2000 compliance of the software products, Intraware resells but does not independently verify the year 2000 compliance of these products. If such software products nevertheless require modification to be year 2000 compliant, demand for such products could decline if such modifications are not timely made by the software vendors. This, in turn, could adversely affect Intraware's business and results of operations. Intraware has no contingency plan to address the effect of year 2000 noncompliance of the software products it resells. However, Intraware, in the normal course of its business, seeks to identify additional software products that are year 2000 compliant and to enter into arrangements to resell these products. There can be no assurance that Intraware's efforts to identify and resell additional software products would timely address revenue shortfalls that could result from software products of one or more of its vendors being noncompliant.

    Year 2000 issues also could cause a significant number of companies, including our current customers, to reevaluate their current system needs and, as a result, consider switching to other systems and suppliers. Any of these events could result in a material adverse effect on Intraware's business, operating results and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." Statement of Position 98-1 is effective for financial statements for years beginning after December 15, 1998. Statement of Position 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. Intraware will adopt the provisions of Statement of Position 98-1 in its year ending February 28, 2000, and does not expect such adoption to have a material effect on Intraware's financial statements.

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-4, "Deferral of the Effective Date of a provision of Statement of Position 97-2." Statement of Position 98-4 defers for one year the application of certain provisions of Statement of Position 97-2 "Software Revenue Recognition." Different informal and non-authoritative interpretations of certain provisions of Statement of Position 97-2 have arisen and, as a result, the American Institute of Certified Public Accountants issued Statement of Position 98-9 in December 1998 which is effective for periods beginning on or after March 15, 1999. Statement of Position 98-9 extends the effective date of Statement of Position 98-4 and provides additional interpretive guidance. The adoption of Statement of Position 97-2, Statement of Position 98-4, and Statement of Position 98-9 have not had and are not expected to have a material impact on Intraware's results of operations, financial position or cash flows.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of Statement of Financial Accounting Standards No. 133 is not expected to have an impact on Intraware's results of operations, financial position or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    At the end of fiscal year 1999, Intraware had cash and cash equivalents of $1.8 million. As Intraware did not have an investment portfolio at the end of fiscal 1999, Intraware's exposure to market risks for changes in interest rates was insignificant. Intraware had not used derivative financial instruments in its investment portfolio during fiscal 1999. Intraware places its investments with high quality issuers, by policy, in an effort to limit the amount of credit exposure to any one issue or issuer.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  INTRAWARE, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Accountants..........................................................................     31

Balance Sheet..............................................................................................     32

Statement of Operations....................................................................................     33

Statement of Stockholders' Equity..........................................................................     34

Statement of Cash Flows....................................................................................     35

Notes to Financial Statements..............................................................................     36

Schedule II--Valuation and Qualifying Accounts.............................................................     49

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Intraware, Inc.

    In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Intraware, Inc. (the "Company") at February 28, 1999 and 1998 and the results of its operations and its cash flows for the years ended February 28, 1999 and 1998 and the period from August 14, 1996 (Inception) through February 28, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, California
March 24, 1999

                                INTRAWARE, INC.

                                 BALANCE SHEET

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              FEBRUARY 28,
                                                                                       ---------------------------
                                                                                           1999           1998
                                                                                       ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents..........................................................    $    1,792     $      612
  Accounts receivable, net...........................................................        11,422          3,126
  Prepaid license and services.......................................................        16,864         10,354
  Other current assets...............................................................         2,614            197
                                                                                       ------------   ------------
    Total current assets.............................................................        32,692         14,289
Property and equipment, net..........................................................         1,962          1,078
Other assets.........................................................................           352             17
                                                                                       ------------   ------------
                                                                                         $   35,006     $   15,384
                                                                                       ------------   ------------
                                                                                       ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank borrowings....................................................................    $    1,371     $    1,754
  Accounts payable...................................................................        17,667          9,440
  Accrued expenses...................................................................         1,400            781
  Deferred revenue...................................................................        13,218          2,450
  Lease obligations, current.........................................................           213             84
                                                                                       ------------   ------------
    Total current liabilities........................................................        33,869         14,509
Lease obligations, long-term.........................................................           168            105
                                                                                       ------------   ------------
                                                                                             34,037         14,614
                                                                                       ------------   ------------
Commitments (Note 6)

Stockholders' equity:
  Preferred stock; issuable in series, $0.0001 par value; 10,000 shares authorized, no shares issued and outstanding; 8,000 shares authorized, 3,834 shares issued
    and outstanding..................................................................       --             --
  Common stock; $0.0001 par value; 250,000 shares authorized, 23,756 shares issued
    and outstanding; 40,000 shares authorized, 5,376 shares issued and outstanding...             2              1
  Additional paid-in capital.........................................................        87,912          6,981
  Initial public offering proceeds receivable........................................       (59,520)       --
  Unearned compensation..............................................................       (10,399)        (1,219)
  Accumulated deficit................................................................       (17,026)        (4,993)
                                                                                       ------------   ------------
    Total stockholders' equity.......................................................           969            770
                                                                                       ------------   ------------
                                                                                         $   35,006     $   15,384
                                                                                       ------------   ------------
                                                                                       ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                                INTRAWARE, INC.

                            STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                      AUGUST 14,
                                                                                                         1996
                                                                                                     (INCEPTION)
                                                                          YEAR ENDED FEBRUARY 28,      THROUGH
                                                                         -------------------------   FEBRUARY 28,
                                                                            1999          1998           1997
                                                                         -----------  ------------  --------------
Net revenues:
  Software product sales...............................................   $  34,741    $   10,383     $        6
  Online services......................................................       3,676             4         --
                                                                         -----------  ------------       -------
      Total net revenues...............................................      38,417        10,387              6
                                                                         -----------  ------------       -------
Cost of net revenues:
  Software product sales...............................................      29,665         8,348              5
  Online services......................................................         747        --             --
                                                                         -----------  ------------       -------
      Total cost of net revenues.......................................      30,412         8,348              5
                                                                         -----------  ------------       -------
          Gross profit.................................................       8,005         2,039              1
                                                                         -----------  ------------       -------
Operating expenses:
  Sales and marketing..................................................      13,507         3,496            233
  Product development..................................................       2,031           951            253
  General and administrative...........................................       2,961         1,492            467
  Stock option compensation............................................       1,552            67         --
                                                                         -----------  ------------       -------
      Total operating expenses.........................................      20,051         6,006            953
                                                                         -----------  ------------       -------
Loss from operations...................................................     (12,046)       (3,967)          (952)
Interest expense.......................................................        (198)         (103)           (12)
Interest and other income, net.........................................         211            21             20
                                                                         -----------  ------------       -------
Net loss...............................................................   $ (12,033)   $   (4,049)    $     (944)
                                                                         -----------  ------------       -------
                                                                         -----------  ------------       -------
Net loss per share:
  Basic and diluted....................................................   $   (3.00)   $    (2.05)    $    (1.36)
                                                                         -----------  ------------       -------
                                                                         -----------  ------------       -------
  Weighted average shares..............................................       4,007         1,972            694
                                                                         -----------  ------------       -------
                                                                         -----------  ------------       -------

   The accompanying notes are an integral part of these financial statements.

                                INTRAWARE, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                                  INITIAL
                               CONVERTIBLE PREFERRED                                              PUBLIC
                                       STOCK                  COMMON STOCK        ADDITIONAL     OFFERING
                              ------------------------  ------------------------    PAID-IN      PROCEEDS       UNEARNED
                                SHARES       AMOUNT       SHARES       AMOUNT       CAPITAL     RECEIVABLE    COMPENSATION
                              -----------  -----------  -----------  -----------  -----------  -------------  -------------
Issuance of common stock to
  Founders..................      --        $  --            5,250    $       1    $      25        --          $  --
Issuance of Series A
  convertible preferred
  stock.....................       1,500       --           --           --            1,500        --             --
Net loss....................      --           --           --           --           --            --             --
                              -----------       -----   -----------       -----   -----------  -------------  -------------
Balance at February 28,
  1997......................       1,500       --            5,250            1        1,525        --             --

Issuance of Series B
  convertible preferred
  stock.....................       1,651       --           --           --            2,642        --             --
Issuance of Series C
  convertible preferred
  stock.....................         667       --           --           --            1,500        --             --
Exercise of Series B
  warrant...................          16       --           --           --               25        --             --
Exercise of stock options...      --           --              126       --                3        --             --
Unearned compensation.......      --           --           --           --            1,286        --             (1,286)
Amortization of unearned
  compensation..............      --           --           --           --           --            --                 67
Net loss....................      --           --           --           --           --            --             --
                              -----------       -----   -----------       -----   -----------  -------------  -------------
Balance at February 28,
  1998......................       3,834       --            5,376            1        6,981        --             (1,219)

Issuance of Series D
  convertible preferred
  stock.....................       2,189            1       --           --           11,713        --             --
Conversion of Series A, B, C
  and D preferred stock to
  common stock in
  conjunction with initial
  public offering...........      (6,023)          (1)      12,046            1                     --
Exercise of stock options...      --           --            2,334       --              301        --             --
Issuance of Common Stock in
  initial public offering,
  net.......................                   --            4,000       --           58,185       (59,520)
Unearned compensation.......      --           --           --           --           10,732        --            (10,732)
Amortization of unearned
  compensation..............      --           --           --           --           --            --              1,552
Net loss....................      --           --           --           --           --            --             --
                              -----------       -----   -----------       -----   -----------  -------------  -------------
Balance at February 28,
  1999......................           0    $  --           23,756    $       2    $  87,912       (59,520)     $ (10,399)
                              -----------       -----   -----------       -----   -----------  -------------  -------------
                              -----------       -----   -----------       -----   -----------  -------------  -------------


                              ACCUMULATED
                                DEFICIT       TOTAL
                              ------------  ---------
Issuance of common stock to
  Founders..................   $   --       $      26
Issuance of Series A
  convertible preferred
  stock.....................       --           1,500
Net loss....................         (944)       (944)
                              ------------  ---------
Balance at February 28,
  1997......................         (944)        582
Issuance of Series B
  convertible preferred
  stock.....................       --           2,642
Issuance of Series C
  convertible preferred
  stock.....................       --           1,500
Exercise of Series B
  warrant...................       --              25
Exercise of stock options...       --               3
Unearned compensation.......       --          --
Amortization of unearned
  compensation..............       --              67
Net loss....................       (4,049)     (4,049)
                              ------------  ---------
Balance at February 28,
  1998......................       (4,993)        770
Issuance of Series D
  convertible preferred
  stock.....................       --          11,714
Conversion of Series A, B, C
  and D preferred stock to
  common stock in
  conjunction with initial
  public offering...........                   --
Exercise of stock options...       --             301
Issuance of Common Stock in
  initial public offering,
  net.......................                   (1,335)
Unearned compensation.......       --          --
Amortization of unearned
  compensation..............       --           1,552
Net loss....................      (12,033)    (12,033)
                              ------------  ---------
Balance at February 28,
  1999......................   $  (17,026)  $     969
                              ------------  ---------
                              ------------  ---------

   The accompanying notes are an integral part of these financial statements.

                                INTRAWARE, INC.

                            STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                    AUGUST 16, 1996
                                                                                                      (INCEPTION)
                                                                          YEAR ENDED FEBRUARY 28,       THROUGH
                                                                         -------------------------   FEBRUARY 28,
                                                                            1999          1998           1997
                                                                         -----------  ------------  ---------------
Cash flows from operating activities:
  Net loss.............................................................   $ (12,033)   $   (4,049)     $    (944)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization....................................         559           270             42
      Amortization of unearned compensation............................       1,552            67         --
      Provision for doubtful accounts..................................         133            32         --
      Changes in assets and liabilities:
        Accounts receivable............................................      (8,429)       (3,156)            (2)
        Prepaid license and services...................................      (6,510)      (10,349)            (5)
        Other current assets...........................................      (2,417)         (166)           (31)
        Other assets...................................................        (335)            6            (23)
        Accounts payable...............................................       6,892         9,360             80
        Accrued expenses...............................................         619           677            104
        Deferred revenue...............................................      10,768         2,450         --
                                                                         -----------  ------------        ------
Net cash used in operating activities..................................      (9,201)       (4,858)          (779)
                                                                         -----------  ------------        ------
Cash flows from investing activities:
  Purchase of property and equipment...................................      (1,443)         (686)          (428)
                                                                         -----------  ------------        ------
Cash flows from financing activities:
  Proceeds from bank borrowings........................................       2,559         5,660         --
  Payments on bank borrowings..........................................      (2,942)       (3,906)        --
  Proceeds from preferred stock, net...................................      11,714         4,142          1,500
  Proceeds from common stock...........................................         301            28             26
  Principal payments on capital lease obligation.......................         192           (71)           (16)
                                                                         -----------  ------------        ------
Net cash provided by financing activities..............................      11,824         5,853          1,510
                                                                         -----------  ------------        ------
Increase in cash and cash equivalents..................................       1,180           309            303
Cash and cash equivalents at beginning of period.......................         612           303         --
                                                                         -----------  ------------        ------
Cash and cash equivalents at end of period.............................       1,792    $      612      $     303
                                                                         -----------  ------------        ------
                                                                         -----------  ------------        ------

Supplemental disclosure of cash flow information:
  Cash paid for interest...............................................   $     184    $       87      $      12

Non-cash investing activities:
  Property and equipment leases........................................   $     368    $   --          $     276

   The accompanying notes are an integral part of these financial statements.

                                INTRAWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

INTRAWARE

    Intraware, Inc. was incorporated in Delaware on August 14, 1996. Intraware is a leading provider of business to business ecommerce-based services for the corporate information technology ("IT") community. Intraware enables IT professionals to research, evaluate, purchase, download, and update business-class software online. As a business-to-business ecommerce company, Intraware provides software through its online purchasing service, comprehensive IT information and interactive research services and software update management services.

    On February 25, 1999, Intraware completed its initial public offering ("IPO") of 4,000,000 shares of its Common Stock at $16.00 per share, which aggregated approximately $58.2 million, net of offering costs. At the closing of the offering, all issued and outstanding shares of Intraware's Convertible Preferred Stock were converted into an aggregate of 12,046,000 shares of Common Stock. Upon the completion of the IPO on February 25, 1999 Intraware recorded a receivable of $59.5 million which was subsequently collected on March 3, 1999.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    Intraware considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are composed primarily of short-term certificates of deposit.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject Intraware to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. Intraware's accounts receivable are derived from revenue earned from customers located primarily in the U.S. Intraware performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Intraware maintains an allowance for doubtful accounts receivable based upon its historical experience and the expected collectibility of all accounts receivable.

    During the years ended February 28, 1999 and 1998 and the period from August 14, 1996 (inception) through February 28, 1997, no customers accounted for greater than 10% of total net revenue.

    As of February 28, 1999, 1998 and 1997, three, four and no customers accounted for greater than 10% of Intraware's accounts receivable, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Intraware's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, debt, and capital lease obligations, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

                                INTRAWARE, INC.

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) PROPERTY AND EQUIPMENT

    Property, equipment and leasehold improvements are stated at historical cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years or the lease term of the respective assets, if shorter.

REVENUE RECOGNITION

    Software product sales revenue results from the sale of third party software products to corporate customers and is recognized when there is evidence of an arrangement for a fixed and determinable fee that is probable of collection and the software is available for customer download through intraware.shop. Software maintenance revenue results from the sale of third-party software maintenance agreements and is recognized ratably over the service period.

    Online services revenue results from software maintenance outsourcing arrangements with third-party software vendors delivered through SUBSCRIBNET and from various fee-base subscription research services. Such revenues are recognized ratably over the service period.

DEFERRED REVENUE

    Deferred revenue consists primarily of billings or payments received in advance of revenue recognition from the sale of maintenance, SUBSCRIBNET and IT KNOWLEDGE SERVICES and is recognized as revenue ratably over the service period.

PREPAID LICENSES AND SERVICES

    Prepaid license and services consist primarily of orders for license and subscription services in advance of resell and is expensed when the related revenue is recognized. In addition to these orders, prepaid services consist of third party maintenance that has been deferred, such maintenance costs will be recognized over the service period.

PRODUCT DEVELOPMENT COSTS

    Product development costs include expenses incurred by Intraware to develop, enhance, manage, monitor and operate Intraware's website and delivery services. Product development costs are expensed as incurred.

ADVERTISING EXPENSE

    Intraware utilizes print and online advertising, trade shows, seminars, direct mail, online promotions and regional marketing development to expand brand and product awareness in the information technology professional community. Costs incurred for presence on third-party web sites are recognized ratably over the term of the arrangements. Costs incurred for Internet page impressions are recognized as such impressions are delivered. All other advertising costs are expensed as incurred.

STOCK-BASED COMPENSATION

    Intraware accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and complies with the disclosure provisions of SFAS No. 123, "Accounting

                                INTRAWARE, INC.

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of Intraware's stock and the exercise price.

INCOME TAXES

    Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in Intraware's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

NET LOSS PER SHARE

    Intraware computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon conversion of Series A, Series B, Series C and Series D convertible preferred stock.

    The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated, (in thousands, except per share amounts):

                                                                                                AUGUST 14, 1996
                                                                                                  (INCEPTION)
                                                                 YEAR ENDED FEBRUARY 28,            THROUGH
                                                            ----------------------------------    FEBRUARY 28,
                                                                  1999              1998              1997
                                                            ----------------  ----------------  ----------------
Numerator
  Net loss................................................     $  (12,033)       $   (4,049)       $     (944)

Denominator
  Weighted average shares.................................          6,456             5,274             4,512
  Weighted average unvested common shares subject to
    repurchase............................................         (2,449)           (3,302)           (3,818)
  Denominator for basic and diluted calculation...........          4,007             1,972               694

Net loss per share:
  Basic...................................................     $    (3.00)       $    (2.05)       $    (1.36)
  Diluted.................................................     $    (3.00)       $    (2.05)       $    (1.36)

                                INTRAWARE, INC.

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    The following table sets forth common stock equivalents that are not included in the diluted net income per share calculation above because to do so would be antidilutive for the periods indicated:

                                                                                                AUGUST 14, 1996
                                                                                                  (INCEPTION)
                                                                 YEAR ENDED FEBRUARY 28,            THROUGH
                                                            ----------------------------------    FEBRUARY 28,
                                                                  1999              1998              1997
                                                            ----------------  ----------------  ----------------
Weighted average effect of common stock equivalents:
  Series A Preferred Stock................................          1,488             1,500             1,271
  Series B Preferred Stock................................          1,637             1,235            --
  Series C Preferred Stock................................            661               161            --
  Series D Preferred Stock................................          1,892            --                --
  Preferred Stock warrants................................             64                43                17
  Unvested common shares subject to repurchase............          2,449             3,302             3,818
  Employee Stock Options..................................          2,072             1,640               305
                                                                 --------           -------           -------
                                                                   10,263             7,881             5,411

COMPREHENSIVE INCOME

    Effective March 1, 1998, Intraware adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, no items have been required to be reported as comprehensive income transactions.

SEGMENT INFORMATION

    Effective January 1, 1998, Intraware adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Intraware identifies its operating segments based on business activities, management responsibility and geographical location. During the years ended February 28, 1999 and 1998 and the period from August 14, 1996 (inception) through February 28, 1997, Intraware operated in a single business segment providing online purchasing and delivery services for business software, in the United States. From Inception through February 28, 1999, online service operations have not been significant in either revenue or investment in long lived assets.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. Intraware will adopt the provisions of SOP 98-1 in its fiscal year ending February 28, 2000, and does not expect such adoption to have a material effect on Intraware's financial statements.

                                INTRAWARE, INC.

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    In March 1998, AIPCA issued Statement of Position 98-4, "Deferral of the Effective Date of a provision of SOP 97-2 ("SOP 98-4"). SOP 98-4 defers for one year the application of certain provisions of Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). Different informal and non-authoritative interpretations of certain provisions of SOP 97-2 have arisen and, as a result, the AICPA issued SOP 98-9 in December 1998 which is effective for periods beginning after March 15, 1999. SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretive guidance. The adoption of SOP 97-2, SOP 98-4 and SOP 98-9 have not had and are not expected to have a material impact on Intraware's results of operations, financial position or cash flows.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." ("SFAS 133"), which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of SFAS No. 133 is not expected to have an impact on Intraware's results of operations, financial position or cash flows upon the adoption of this standard.

NOTE 2--NETSCAPE COMMUNICATIONS CORP.

ELECTRONIC DISTRIBUTION LICENSE AGREEMENT

    Under an Electronic Distribution License Agreement ("Distribution Agreement"), as amended on March 1, 1999, Intraware is authorized to reproduce, use and electronically distribute Netscape products to end user customers in the United States and Canada. Intraware purchases Netscape products under standard reseller terms on both a prepaid and per unit basis. The Distribution Agreement has an initial term through October 2000 and may be renewed by mutual agreement of the parties for an additional one year period.

NETCENTER SERVICES AGREEMENT

    Under a Netcenter Services Agreement ("Netcenter Agreement") effective September 3, 1998, Intraware obtained the right to maintain a content channel within the Netcenter area of Netscape's Web site targeted at the information technology professional community.

    In exchange for the content channel right, Intraware paid Netscape $1 million, which is being recognized ratably over the one year term of the arrangement. In addition, in exchange for a $4.0 million payment, Netscape agreed to deliver a minimum cumulative number of impressions or page views promoting the content channel within Netcenter. The $4.0 million payment is being recognized as advertising expense over the one year term of the arrangement as such impressions or page views are delivered. At February 28, 1999, the prepaid advertising amount, included in other current assets, was $2.2 million.

SUBSCRIBNET SERVICES AGREEMENT

    Under a Services Agreement ("Services Agreement") effective October 1, 1998, Intraware agreed to provide software update and management services through SUBSCRIBNET to Netscape's worldwide non-consumer customer base. In consideration for the services to be performed by Intraware, Netscape agreed to pay $8 million, which is being recognized ratably over the one year term of the arrangement. On March 1, 1999 the Service Agreement was amended to extend the term for one additional year for $4 million. At February 28, 1999, deferred revenue under this agreement totaled $4.7 million.

                                INTRAWARE, INC.

NOTE 3--BALANCE SHEET COMPONENTS:

                                                                               FEBRUARY 28,
                                                                           --------------------
                                                                             1999       1998
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
ACCOUNTS RECEIVABLE, NET:
  Accounts receivable....................................................  $  11,587  $   3,158
  Allowance for doubtful accounts........................................       (165)       (32)
                                                                           ---------  ---------
                                                                           $  11,422  $   3,126
                                                                           ---------  ---------
                                                                           ---------  ---------
PROPERTY AND EQUIPMENT, NET:
  Computer equipment and software........................................  $   1,645  $   1,064
  Furniture and office equipment.........................................      1,036        261
  Leasehold improvements.................................................        149     --
  Leasehold construction-in-process......................................          2         65
                                                                           ---------  ---------
                                                                               2,832      1,390
  Less: Accumulated depreciation and amortization........................       (870)      (312)
                                                                           ---------  ---------
                                                                           $   1,962  $   1,078
                                                                           ---------  ---------
                                                                           ---------  ---------
ACCRUED EXPENSES:
  Accrued compensation and benefits......................................  $   1,053  $     474
  Other..................................................................        347        307
                                                                           ---------  ---------
                                                                           $   1,400  $     781
                                                                           ---------  ---------
                                                                           ---------  ---------

    Property and equipment includes $644,000 and $276,000, of computer equipment and internal-use software under capital leases at February 28, 1999 and 1998, respectively. Accumulated amortization of assets under capital leases totaled $196,000, $74,000 and at February 28, 1999 and 1998 respectively.

NOTE 4--INCOME TAXES:

    At February 28, 1999, Intraware had approximately $13,173,000 of federal and $7,003,000 of state net operating loss carryforwards available to offset future taxable income which expire in varying amounts beginning in 2012 and 2005, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that Intraware may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. Due to cumulative ownership changes, at February 28, 1999 Intraware may utilize approximately $1,100,000 of federal net operating losses annually to offset future taxable income.

                                INTRAWARE, INC.

NOTE 4--INCOME TAXES: (CONTINUED)
        Net deferred assets are composed of the following (in thousands):

                                                                               FEBRUARY 28,
                                                                           --------------------
                                                                             1999       1998
                                                                           ---------  ---------
Net operating loss carryforwards.........................................  $   5,227  $     882
Research and experimentation credit carryforwards........................        291         --
Cumulative temporary differences.........................................        298      1,040
Valuation allowance......................................................     (5,816)    (1,922)
                                                                           ---------  ---------
Net deferred tax asset...................................................  $      --  $      --
                                                                           ---------  ---------
                                                                           ---------  ---------

    Based upon Intraware's limited operating history and losses incurred to date management does not believe that the realization of the related deferred tax asset meets the recognition criteria required by generally accepted accounting principles and, accordingly, a full valuation allowance has been recorded.

NOTE 5--BORROWINGS:

REVOLVING LOAN AGREEMENT

    At February 28, 1999 and 1998, Intraware had $1,371,000 and $1,754,000 of
outstanding borrowings under a bank revolving loan agreement, respectively. Borrowings under the revolving loan bear interest of 1% per annum in excess of the bank's prime rate and are secured by Intraware's tangible personal property. The agreement provides for borrowings of up to $5,000,000 through July, 1999. Under the agreement, Intraware is required to maintain compliance with certain negative and financial covenants. At February 28, 1999, Intraware was in compliance with all such covenants.

NOTE 6--COMMITMENTS:

    Intraware leases its office facilities and certain equipment under noncancelable operating lease agreements which expire at various dates through 2003. The terms of the facility lease provide for rental payments on a graduated scale. Intraware recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The lease requires that Intraware pay all costs of maintenance, utilities, insurance and taxes. Rent expense under these leases totaled $566,564, $180,000 and $53,000 during the years ended February 28, 1999 and 1998 and the period from August 14, 1996 (inception) through February 28, 1997, respectively.

    In October 1996, Intraware entered into a lease financing agreement that provides for the lease of computers and office equipment up to $300,000. In July 1998, Intraware entered into a second lease financing arrangement with the same lessor for an amount up to $350,000. Equipment financed under these agreements are subject to repayment over a three year period. At February 28, 1999, purchases of computers and office equipment under this agreement totaled $644,000.

                                INTRAWARE, INC.

NOTE 6--COMMITMENTS: (CONTINUED)
    Future minimum lease payments under all noncancelable operating and capital leases at February 28, 1999 are as follows (in thousands):

YEAR ENDING                                                                  CAPITAL     OPERATING
FEBRUARY 28,                                                                 LEASES       LEASES
-------------------------------------------------------------------------  -----------  -----------
2000.....................................................................         256          669
2001.....................................................................         184          690
2002.....................................................................      --              252
2003.....................................................................      --              104
                                                                                -----   -----------
Total minimum lease payments.............................................         440    $   1,715
                                                                                        -----------
                                                                                        -----------
Less: amount representing interest.......................................         (59)
                                                                                -----
Present value of minimum lease payments..................................         381
Less: current portion....................................................        (213)
                                                                                -----
Long-term lease obligation...............................................   $     168
                                                                                -----
                                                                                -----

NOTE 7--CONVERTIBLE PREFERRED STOCK:

PREFERRED STOCK

    Intraware is authorized, subject to limitations prescribed by Delaware law, to provide for the issuance of Preferred Stock in one or more series, to establish from time to time the number of shares included within each series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without any further vote or action by the stockholders. At February 28, 1999, there were 10,000,000 shares of Preferred Stock authorized for issuance and no shares issued or outstanding.

CONVERTIBLE PREFERRED STOCK

    Convertible Preferred Stock (prior to the initial public offering) at February 25, 1999 was composed of the following, (in thousands):

                                                       SHARES
                                              ------------------------  LIQUIDATION     NET
                                              AUTHORIZED   OUTSTANDING    AMOUNT     PROCEEDS
                                              -----------  -----------  -----------  ---------
Series A....................................       1,524        1,500    $   1,500   $   1,500
Series B....................................       1,698        1,667        2,667       2,642
Series C....................................         667          667        1,500       1,500
Series D....................................       2,205        2,189       11,714      11,714
Undesignated................................       1,906       --           --
                                              -----------  -----------  -----------  ---------
                                                   8,000        6,023    $  17,381   $  17,356
                                              -----------  -----------  -----------  ---------
                                              -----------  -----------  -----------  ---------

    On February 25, 1999, Intraware completed its initial public offering of Common Stock. At that time, all issued and outstanding shares of Intraware's Series A, B, C and Series D Convertible Preferred Stock were converted into an aggregate of 12,046,000 shares of Common Stock.

                                INTRAWARE, INC.

NOTE 7--CONVERTIBLE PREFERRED STOCK: (CONTINUED)
PREFERRED STOCK WARRANTS

    In October 1996, Intraware issued a warrant to purchase 24,000 shares of Series A preferred stock to a creditor in consideration for equipment lease commitments up to $300,000. The warrant has an exercise price of $1.00 per share and expires in October 2006. Intraware has determined that the warrant had a nominal fair value at the date of issuance.

    In July 1997, in connection with a credit facility, Intraware issued the bank a warrant to purchase up to 31,250 shares of Series B preferred stock at an exercise price of $1.60 per share that expire in July 2007. Intraware has determined that the warrants had a nominal fair value at the date of issuance.

    In November 1997, a director exercised a warrant granted in July 1997 in connection with Intraware's Series B financing to purchase 15,625 shares of Series B preferred stock at a purchase price of $1.60. Intraware has determined that the warrants had a nominal fair value at the date of issuance.

    In July 1998, Intraware issued a warrant to purchase 3,671 shares of Series D preferred stock to a creditor in consideration for equipment lease commitments up to $350,000. The warrant has an exercise price of $5.35 per share and expires in July 2008. Intraware has determined that the warrant had a nominal fair value at the date of issuance.

    In September 1998, in connection with an operating lease agreement, Intraware issued the lessor a warrant to purchase shares of Series D preferred stock. The number of shares and price per share is based on a defined formula, initially 5,607 shares with an exercise price of $5.35 per share. The warrant expires in September 2008 or five years from the effective date of Intraware's initial public offering, whichever is shorter. Intraware has determined that the warrant had a nominal fair value on the initial measurement date.

NOTE 8--COMMON STOCK:

    Intraware's Articles of Incorporation, as amended, authorize Intraware to issue 250,000,000 shares of $0.0001 par value common stock. In December 1998, Intraware's board of directors authorized a two-for-one split of the outstanding shares of common stock to be effective immediately prior to the effectiveness of its initial public offering. This stock split resulted in a corresponding change in the conversion rate for all outstanding shares of preferred stock to a ratio of two shares of common stock for each share of preferred stock.

    As of February 28, 1999, approximately 924,000 shares of outstanding founder's common stock were subject to repurchase by Intraware at the original purchase price in the event of voluntary or involuntary termination of employment of the shareholder. Intraware's repurchase right lapses generally over three years. Under certain events of involuntary termination, an additional one-third of shares may lapse immediately. In the event of a merger or substantial sale of assets, all remaining shares would immediately lapse. In the event the repurchase right has lapsed, and in the event of the termination of the shareholder, Intraware has the right to purchase such shares at the fair market value of the shares as determined by the board of directors.

    As of February 28, 1999, approximately 1,547,000 shares of outstanding common stock were subject to repurchase by Intraware in the event of voluntary or involuntary termination of employment of the shareholder on stock that was unvested under the 1996 Stock Option Plan. These shares are in addition to the outstanding founder's common stock subject to repurchase as discussed above.

                                INTRAWARE, INC.

NOTE 8--COMMON STOCK: (CONTINUED)
    At February 28, 1999, Intraware had reserved 40,000,000 shares of Common Stock for future issuance for the exercise of options under the stock option plans.

NOTE 9--EMPLOYEE BENEFIT PLANS:

401(K) SAVINGS PLAN

    Intraware has a savings plan (the "Savings Plan") that qualifies as a defined contribution arrangement under Section 401(a), 401(k) and 501(a) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 25%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All employees on the United States payroll of Intraware are eligible to participate in the Plan. Intraware will determine its contributions, if any, based on its current profits and/or retained earnings, however, no contributions have been made since the inception of the Savings Plan.

STOCK OPTION PLANS

    In October 1996, Intraware adopted the 1996 Stock Option Plan (the "Plan"). The Plan provides for the granting of stock options to employees and consultants of Intraware. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Intraware employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to Intraware employees and consultants. Intraware has reserved 6,200,000 shares of common stock for issuance under the Plan, plus annual increases equal to the lesser of
(a) 750,000 shares (b) 2% of the outstanding shares on such date or (c) a lesser amount determined by the board.

    The Plan provides that the options shall be exercisable over a period not to exceed ten years from the date of the grant; however, in the case of an ISO granted to a person owning more than 10% of the combined voting power of all classes of the stock of Intraware, the term of the option will be five years from the date of the grant. Options granted by Intraware to date generally vest 25% one year after the date of grant and the remaining options thereafter generally vest in equal monthly installments over the following 36 months.

    In accordance with the Plan, the stated exercise price shall not be less than 85% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that (a) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (b) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively.

                                INTRAWARE, INC.

NOTE 9--EMPLOYEE BENEFIT PLANS: (CONTINUED)
    The following table summarizes stock option activity under the Plan (in thousands, except per share amounts):

                                                                                                 OPTIONS OUTSTANDING
                                                                                               ------------------------
                                                                                                             WEIGHTED
                                                                                    OPTIONS                   AVERAGE
                                                                                   AVAILABLE    NUMBER OF    EXERCISE
                                                                                   FOR GRANT     OPTIONS       PRICE
                                                                                  -----------  -----------  -----------
Shares authorized...............................................................       3,000       --        $  --
Options granted.................................................................        (846)         846         0.05
Options exercised...............................................................      --           --           --
Options canceled................................................................      --           --           --
                                                                                  -----------  -----------
BALANCE AT FEBRUARY 28, 1997....................................................       2,154          846         0.05
Shares authorized...............................................................         800       --           --
Options granted at fair value...................................................        (629)         629         0.07
Options granted below fair value................................................      (1,281)       1,281         0.13
Options exercised...............................................................      --             (126)        0.05
Options canceled................................................................          50          (50)        0.13
                                                                                  -----------  -----------
BALANCE AT FEBRUARY 28, 1998....................................................       1,094        2,580         0.10
Shares authorized...............................................................       2,400       --           --
Option granted at fair value....................................................        (500)         500        12.52
Options granted below fair value................................................      (1,500)       1,500         1.31
Options exercised...............................................................      --           (2,334)        0.13
Options canceled................................................................         175         (175)        0.16
                                                                                  -----------  -----------
BALANCE AT FEBRUARY 28, 1999....................................................       1,669        2,071         3.92
                                                                                  -----------  -----------
                                                                                  -----------  -----------

    The minimum value of options granted during the period from the years ended February 28, 1999 and 1998 and the period from August 14, 1996 (inception) to February 28, 1997 was approximately $4.42, $0.02 and $0.02 per share, respectively.

    The following table summarizes the information about stock options outstanding and exercisable as of February 28, 1999 (in thousands, except per share amounts):

                                             OPTIONS OUTSTANDING AT FEBRUARY 28, 1999            OPTIONS VESTED
                                            -------------------------------------------        AND EXERCISABLE AT
                                                            WEIGHTED                           FEBRUARY 28, 1999
                                                             AVERAGE       WEIGHTED      ------------------------------
                                                            REMAINING       AVERAGE                        WEIGHTED
                                               NUMBER      CONTRACTUAL     EXERCISE         NUMBER          AVERAGE
RANGE OF EXERCISE PRICES                     OUTSTANDING      LIFE           PRICE        OUTSTANDING   EXERCISE PRICE
------------------------------------------  -------------  -----------  ---------------  -------------  ---------------
$0.05-0.75................................          693     8.90 years     $    0.20             165       $    0.10
1.00-1.50.................................          538     9.60 years          1.06              --              --
2.50-4.00.................................          340     9.80 years          3.41               3            2.50
9.00-13.00................................          500     9.98 years         12.52              --              --
                                                  -----                                        -----
                                                  2,071                                          168
                                                  -----                                        -----
                                                  -----                                        -----

                                INTRAWARE, INC.

NOTE 9--EMPLOYEE BENEFIT PLANS: (CONTINUED)
    Prior to Intraware's initial public offering, the fair value of each option grant was determined using the minimum value method. Subsequent to the offering, the fair value would have been determined using the Black-Scholes model. No option grants were made subsequent to the offering and prior to the year ended February 28, 1999. The compensation cost associated with Intraware's stock-based compensation plans, determined using the minimum value method prescribed by SFAS No. 123, did not result in a material difference from the reported net income for the years ended February 28, 1999 and 1998 and the period from August 14, 1996 (inception) to February 28, 1997.

                                                                                                     AUGUST 14,
                                                                                                        1996
                                                                                                    (INCEPTION)
                                                                      YEAR ENDED      YEAR ENDED      THROUGH
                                                                     FEBRUARY 28,    FEBRUARY 28,   FEBRUARY 28,
                                                                         1999            1998           1997
                                                                    ---------------  ------------  --------------
Risk-free interest rates..........................................      4.33%-5.53%     5.4%-6.7%      5.8%-6.4%
Expected lives (in years).........................................                4             4              4
Dividend yield....................................................               0%            0%             0%
Expected volatility...............................................               0%            0%             0%

    Intraware applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for the stock option plans (the "Plan") described above. Accordingly, no fair value compensation cost has been recognized for the Plan. If compensation cost for the Plan had been determined consistent with FAS No. 123, "Accounting for Stock-Based Compensation," Intraware's net loss and loss per share would not have been materially affected.

1998 DIRECTOR OPTION PLAN

    In December 1998, the board adopted the Director Plan which became effective February 1999. The Director Plan reserves a total of 150,000 shares of Intraware's common stock for issuance thereunder. Members of the board who are not employees of Intraware, are eligible to participate in the Director Plan. The option grants under the Directors Plan are automatic and nondiscretionary, and the exercise price of the options must be 100% of the fair market value of the common stock on the date of grant. Each eligible director who first becomes a member of the board is granted an option to purchase 15,000 shares ("First Option") on the date such director first becomes a director. Immediately following each annual meeting of Intraware, each eligible director is automatically granted an additional option to purchase 7,500 shares ("Subsequent Option") if such director has served continuously as a member of the board for at least the preceding six months. The term of such options is ten years, provided that they will terminate 3 months following the date the director ceases to be a director or a consultant of Intraware (twelve months if the termination is due to death or disability). First Options granted under the Directors Plan vest as to 12.5% of the shares on the six month anniversary of the date of grant and as to 2.08% of the shares each month thereafter, provided the optionee continues as a member of the board or as a consultant to Intraware.

EMPLOYEE STOCK PURCHASE PLAN

    In December 1998, the board adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan") which became effective February 1999. The Purchase Plan reserves 600,000 shares of common stock for issuance thereunder. On each March 1 beginning in 2000, the aggregate number of shares

                                INTRAWARE, INC.

NOTE 9--EMPLOYEE BENEFIT PLANS: (CONTINUED) reserved for issuance under the Purchase Plan will be increased automatically to the lessor of 400,000 shares, 1% of the outstanding shares on such date or a lessor amount determined by the board of directors. The aggregate number of shares reserved for issuance under the Purchase Plan shall not exceed 600,000 shares. Employees generally are eligible to participate in the Purchase Plan if they are customarily employed by Intraware for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase Plan) 5% stockholders of Intraware. Under the Purchase Plan, eligible employees select a rate of payroll deduction up to 15% of their W-2 cash compensation subject to certain maximum purchase limitations. Each offering period has a maximum duration of two years and consists of four six-month Purchase Periods. The first Offering Period is 2/26/99 the first business day on which price quotations for Intraware's common stock was available on The Nasdaq National Market. Depending on the effective date, the first Purchase Period is more or less than six months long. Offering Periods and Purchase Periods thereafter will begin on April 1 and October 1. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of Intraware's common stock on the first day of the applicable offering period or on the last day of that purchase period.

UNEARNED STOCK-BASED COMPENSATION

    In connection with certain stock option grants during the years ended February 28, 1999 and 1998, Intraware recognized unearned compensation totaling $10.7 million and $1.3 million, respectively, which is being amortized over the four-year vesting periods of the related options. Amortization expense recognized during the years ended February 28, 1999 and 1998 totaled approximately $1.6 million and $67,000, respectively.

NOTE 10--RELATED PARTY TRANSACTIONS:

    At February 28, 1999, Intraware held a note receivable from an officer of Intraware totaling $300,000. The note is full recourse, is secured by common stock and bears simple interest at 8% per annum. Principal and interest is due and payable upon certain events, including completion of a Registration Statement on Form S-1. The note was repaid in full March 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the executive officers and directors of Intraware as of April 30, 1999.

                        NAME                               AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Peter H. Jackson.....................................          40   Founder, President, Chief Executive Officer and
                                                                     Director
Paul A. Martinelli...................................          34   Founder, Senior Vice President and Chief Technology
                                                                     Officer
Donald M. Freed......................................          47   Founder, Executive Vice President and Chief Financial
                                                                     Officer
Terence J. Healey....................................          34   Senior Vice President of Marketing
Norman A. Pensky.....................................          49   Vice President of Sales
Cynthia H. Mascheroni................................          38   Vice President of Business Development
Anita A. Youmans-Trone...............................          49   Vice President of Finance
Manfred J. Krikke....................................          30   Vice President of Intraware International
James A. Brentano....................................          40   Vice President of Knowledge Services
David L. Dunlap......................................          31   Vice President of Operations
Frost R. R. Prioleau.................................          38   Vice President of SUBSCRIBNET
Mark Long............................................          32   Vice President of Strategic development
Catherine Keim.......................................          30   Vice President of INTRAWARE.SHOP
Mark B. Hoffman......................................          52   Director, Chairman of the Board
Charles G. Davis, Jr.................................          64   Director, Vice Chairman of the Board
Laurence M. Baer.....................................          41   Director
John V. Balen........................................          38   Director
Mary Ann Byrnes......................................          42   Director
Ronald E. F. Codd....................................          42   Director

    Messrs. Davis Codd and Balen comprise Intraware's audit committee. Mr. Hoffman and Ms. Byrnes comprise Intraware's compensation committee.

    PETER H. JACKSON co-founded Intraware in August 1996 and has served as President and Chief Executive Officer since its inception. From May 1996 to August 1996, Mr. Jackson served as a Vice President of Vanstar Corporation, a computer hardware and services company. From May 1994 to May 1996, Mr. Jackson served as President and COO of Dataflex Corporation, a value-added reseller of computer hardware and services. From January 1986 to May 1994, Mr. Jackson served as Founder and President of Granite Computer Products, Inc., a corporate computer hardware reseller and services provider. Mr. Jackson holds an A.B. in History from the University of California, Berkeley. Mr. Jackson currently serves as a director of ONSALE, Inc., a public Internet company.

    PAUL A. MARTINELLI co-founded Intraware in August 1996 and has served as Senior Vice President and Chief Technology Officer since its inception. From May 1994 to May 1996, Mr. Martinelli served as Vice President of Information Systems for Dataflex Corporation, a value-added reseller of computer hardware and services. From February 1991 to May 1994, Mr. Martinelli served as Director of Information Systems for Granite Computer Products, Inc., a corporate computer hardware reseller and services provider. Mr. Martinelli holds a B.A. in Computer Science from the University of California, San Diego.

    DONALD M. FREED co-founded Intraware in August 1996 and has served as Executive Vice President and Chief Financial Officer since its inception. From May 1996 to August 1996, Mr. Freed served as a business development director for Vanstar Corporation, a computer hardware and services company. From May 1994 to May 1996, Mr. Freed served as Senior Vice President of Business Development for Dataflex Corporation, a value-added reseller of computer hardware and services. From May 1989 to May 1994, Mr. Freed served as CFO of Granite Computer Products, Inc., a corporate computer hardware reseller and services provider. Mr. Freed is a certified public accountant and holds a B.S. in Accounting and a B.A. in Journalism from San Francisco State University.

    TERENCE J. HEALEY has served as Senior Vice President of Marketing of Intraware since its inception in August 1996. From May 1994 to August 1996, Mr. Healey served as Regional Vice President of Marketing, and later National Vice President of Marketing for Dataflex Corporation, a value-added reseller of computer hardware and services. From August 1990 to May 1994, Mr. Healey served successively as a product manager, marketing manager and Director of Marketing for Granite Computer Products, Inc., a corporate computer hardware reseller and services provider. Mr. Healey holds a B.A. in Political Science from the University of California at Berkeley.

    NORMAN A. PENSKY joined Intraware as Vice President of Sales in December 1996. From July 1991 to November 1996, Mr. Pensky served as Senior Director of Strategic Accounts for Macromedia, Inc., an Internet publishing company. Mr. Pensky holds an M.B.A. from Golden Gate University and a B.S. in Business from the University of Southern California.

    CYNTHIA H. MASCHERONI joined Intraware as Director of Marketing in February 1997 and as Vice President of Business Development in April 1997. From February 1993 to February 1997, Ms. Mascheroni served as Director of Business Development and Director of Marketing for Graphix Zone, a computer and data processing company. Ms. Mascheroni holds an M.B.A. from Northwestern University and a B.A. in Psychology from the University of California, Los Angeles.

    ANITA A. YOUMANS-TRONE joined Intraware as the Vice President of Finance in November 1996. From May 1996 to November 1996, Ms. Youmans-Trone served as Regional Vice President of Finance of Vanstar Corporation, a computer hardware and services company. From May 1994 to May 1996, Ms. Youmans-Trone served successively as Director--Process Planning and Development--Information Systems and Regional Vice President of Finance for Dataflex Corporation, a value-added reseller of computer hardware and services. From January 1988 to May 1994 Ms. Youmans-Trone served as Controller for Granite Computer Products, Inc., a corporate computer hardware reseller and services provider.

    MANFRED J. KRIKKE joined Intraware as Vice President of Intraware International in August 1998. From December 1997 to February 1998, Mr. Krikke served as Vice President, Software and Internet Investment Banking for NationsBanc Montgomery Securities, a national investment banking firm. From August 1994 to December 1997, Mr. Krikke served first as an Analyst and then as an Associate for Montgomery Securities, a national investment banking firm. In 1994, Mr. Krikke received a Doctorandus Degree in Business Economics from the Vrije University, Amsterdam, The Netherlands.

    JAMES A. BRENTANO joined Intraware as Director of Systems Engineering in June 1997 and as Vice President of Knowledge Services in June 1998. From January 1996 to June 1997, Mr. Brentano served as Director of LAN Services for Pacific Bell. From March 1991 to December 1995, Mr. Brentano served as an Information Technology Strategic Architect for Pacific Gas & Electric, a regional natural gas and electric power utility. Mr. Brentano holds an M.S. in Computer Science from the University of California, Davis and an A.B. in Letters and Sciences from the University of California, Berkeley.

    DAVID L. DUNLAP joined Intraware as the Director of Product Lines in September 1997 and as Vice President of Operations in May 1998. From September 1996 to September 1997, Mr. Dunlap served as a Financial Systems Project Manager for PeopleSoft, Inc., a software development company. From May 1996 to September 1996, Mr. Dunlap served as Director of Purchasing for Vanstar Corporation, a computer hardware and services company. From May 1994 to May 1996, Mr. Dunlap served as Vice President of National Operations for Dataflex Corporation, a value-added reseller of computer hardware and services. From September 1986 to May 1994, Mr. Dunlap served as Vice President of Operations for Granite Computer Products, Inc., a corporate computer hardware reseller and services provider. Mr. Dunlap holds a B.A. in Government from Cornell University.

    FROST R. R. PRIOLEAU joined Intraware as the Vice President of SUBSCRIBNET in December 1998. From March 1989 to October 1998, Mr. Prioleau served successively as Vice President and President and Chief Executive Officer of P2 Holdings Corporation, a rapid prototyping and services provider. P2 Holdings Corporation filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in December 1998. Mr. Prioleau holds a B.S.E. in Engineering Management Systems from Princeton University.

    CATHERINE KEIM joined Intraware as Product Manager in September 1997 and as Vice President of Intraware.shop in March 1999. From June 1996 to September 1996, Ms. Keim worked at Microsoft Corporation in product marketing in the Desktop Applications group. Ms. Keim holds an M.B.A. from Northwestern University and a B.A. in History from the University of Virginia.

    MARK LONG joined Intraware as the Vice President of Strategic Development in February 1999. From July 1998 to February 1999 Mr. Long was an investment banker with Credit Suisse First Boston in its Technology Group, focusing primarily on initial public offerings and mergers and acquisitions for companies in the Internet sector. From April 1998 to July 1998, Mr. Long was an investment banker with Deutche Bank Securities. From August 1995 to April 1998, Mr. Long was an attorney with Gunderson Dettmer Stough Hachigian & Villenueve, LLP, where he specialized in representing emerging growth technology companies and venture capitalists. Mr. Long holds a J.D. and an M.B.A. from the University of Michigan and a B.A. in Philosophy from the University of Arizona.

    MARK B. HOFFMAN has served as Chairman of the board of directors of Intraware since August 1996. Since September 1996, Mr. Hoffman has served as President of Commerce One, an e-commerce procurement and supplier-management solutions company. In 1984, Mr. Hoffman co-founded Sybase, Inc., a database software company, and served as President until July 1996. Mr. Hoffman holds an M.B.A. from the University of Arizona and a B.S. in Engineering from the U.S. Military Academy. Mr. Hoffman serves on the board of directors of several privately held companies.

    CHARLES G. DAVIS, JR. has served as Vice Chairman of the board of directors of Intraware since September 1996. Since 1992 Mr. Davis has served as President and Chief Executive Officer of the Montclair Group, an advisory group specializing in energy and technology companies. Mr. Davis received a B.S. in Geology from Stanford University. Mr. Davis serves on the board of directors of several privately held companies.

    LAURENCE M. BAER has served as a director of Intraware since January 1998. Mr. Baer has served as the Executive Vice President and Chief Operating Officer of the San Francisco Giants professional baseball team since December 1992. Mr. Baer holds an M.B.A. from Harvard University and an A.B. in Political Science from the University of California, Berkeley.

    JOHN V. BALEN has served as a director of Intraware since April 1998. Since September 1995 Mr. Balen has served as a Principal at Canaan Partners, a nationally focused, private venture capital firm. From June 1985 to June 1995, Mr. Balen served as an Associate and a Managing Director of Horsley Bridge Partners, a private equity investment management firm. Mr. Balen has an M.B.A. and a B.S. in Electrical Engineering from Cornell University. Mr. Balen serves on the board of directors of several privately held companies.

    MARY ANN BYRNES has served as a director of Intraware since January 1998. Ms. Byrnes founded Corsair Communications, a provider of system solutions for the wireless industry, in December 1994, and has served as its President and Chief Executive Officer since its inception. From June 1987 to November 1994, Ms. Byrnes served as Vice President of Sales and Marketing and Vice President of Operations for Cellular One, a regional mobile phone and communications company. Ms. Byrnes holds an M.B.A. from Harvard Business School and a B.A. in Economics from Wellesley College. Ms. Byrnes serves on the board of directors of Corsair Communications.

    RONALD E. F. CODD has served as a director of Intraware since January 1999. Mr. Codd has served as the President and Chief Executive Officer of Momentum Business Applications, Inc., a public company engaged in software application development activities, since January 1999. Prior to that, Mr. Codd served as Senior Vice President of Finance and Administration of PeopleSoft, Inc., a developer and marketer of enterprise application software, from 1994 until December 1998 and as Vice President and Chief Financial Officer from September 1991 to 1994. Mr. Codd holds an Masters in Management from the J.L. Kellogg Graduate School of Management at Northwestern University and a B.S. in Business from the University of California, Berkeley.

CLASSIFIED BOARD

    Intraware's certificate of incorporation provides for a classified board of directors consisting of three classes of directors, each serving staggered three-year terms. As a result, a portion of Intraware's board of directors will be elected each year. To implement the classified structure, two of the nominees to the board have been elected to one-year terms, two elected to two-year terms and three have been elected to three-year terms. Thereafter, directors will be elected for three-year terms. Charles G. Davis and Mary Ann Byrnes have been designated Class I directors whose term expires at the 1999 annual meeting of stockholders. John Balen, Laurence Baer and Ronald Codd have been designated Class II directors whose term expires at the 2000 annual meeting of stockholders. Peter Jackson and Mark Hoffman have been designated Class III directors whose term expires at the 2001 annual meeting of stockholders.

    Executive officers are appointed by the board of directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of the directors, officers or key employees of Intraware.

BOARD COMMITTEES

    Intraware established an audit committee and compensation committee in December 1998.

    Intraware's audit committee consists of Messrs. Balen Codd and Davis. The audit committee reviews the internal accounting procedures of Intraware and consults with and reviews the services provided by Intraware's independent accountants.

    Intraware's compensation committee consists of Mr. Hoffman and Ms. Byrnes. The compensation committee reviews and recommends to the board of directors the compensation and benefits of employees of Intraware.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Prior to establishing the compensation committee, the board of directors as a whole performed the functions delegated to the compensation committee. No member of the board of directors or the compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of Intraware's board of directors or compensation committee.

DIRECTOR COMPENSATION

    Directors do not currently receive any cash compensation from Intraware for their service as members of the board of directors. Under Intraware's 1996 stock option plan, directors are eligible to receive stock option grants at the discretion of the board of directors or other administrator of the plan.

    Currently, the board of directors provides option grants to each director upon their appointment to the board and upon each anniversary of service thereafter. During 1997 and 1998, the board granted options to purchase an aggregate of 40,000 shares to each of Messrs. Davis and Hoffman. During 1998, the board granted options to purchase an aggregate of 30,000 shares to each of Mr. Baer and Ms. Byrnes in connection with their appointment to Intraware's board of directors. In January 1999, the board granted options to purchase an aggregate of 30,000 shares to Mr. Codd.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

    The table below summarizes the compensation earned for services rendered to Intraware in all capacities for the fiscal years ended February 28, 1997, 1998 and 1999 by Intraware's Chief Executive Officer and Intraware's next four most highly compensated executive officers who earned more than $100,000 during the fiscal year ended February 28, 1999. These executives are referred to as the Named Executive Officers elsewhere in this annual report. The fiscal year 1997 compensation figures are for the seven month period beginning August 13, 1996 and ending February 28, 1997.

                                                                                          LONG-TERM
                                                                                        COMPENSATION
                                                                                           AWARDS
                                                                                        -------------
                                                                  ANNUAL COMPENSATION    SECURITIES
                                                       FISCAL    ---------------------   UNDERLYING      ALL OTHER
            NAME AND PRINCIPAL POSITIONS                YEAR     SALARY($)   BONUS($)    OPTIONS(#)    COMPENSATION
----------------------------------------------------  ---------  ----------  ---------  -------------  -------------
Peter H. Jackson....................................    1999     $  263,990  $  40,000       50,000             --
    President and Chief Executive Officer               1998        230,833     60,000      100,000             --
                                                        1997        103,125         --           --             --

Donald M. Freed.....................................    1999        130,000     20,000       30,000             --
    Executive Vice President and                        1998        115,417      5,000       60,000             --
    Chief Financial Officer                             1997         56,250         --           --             --

James Brentano......................................    1999        127,427         --       60,000             --
    Vice President Knowledge Services                   1998        101,250      5,000       40,000             --
                                                        1997             --         --           --             --

Manfred Krikke......................................    1999         62,200         --      240,000      $  63,500(1)
    Vice President of Intraware International           1998             --         --           --             --
                                                        1997             --         --           --             --

Norman A. Pensky....................................    1999        181,317         --           --             --
    Vice President of Sales                             1998        125,000     37,500       30,000             --
                                                        1997         31,250     12,500      220,000             --

------------------------

(1) Represents a one-time signing bonus.

                     OPTION GRANTS DURING LAST FISCAL YEAR

    The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers in the fiscal year ended February 28, 1999, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent Intraware's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of Intraware's common stock.

    In fiscal 1999, Intraware granted options to purchase up to an aggregate of 1,902,769 shares to employees, directors and consultants. All options were granted under Intraware's 1996 stock option plan at exercise prices at or above the fair market value of Intraware's common stock on the date of grant, as determined in good faith by the board of directors. All options have a term of ten years. Optionees may pay the exercise price by cash, check, promissory note or delivery of already-owned shares of Intraware's common stock. All options are immediately exercisable upon grant; however, any unvested shares are subject to repurchase by Intraware at their cost in the event of the optionee's termination of employment. All new hire option shares vest over four years, with 25% of the option shares vesting one year after the option grant date, and the remaining option shares vesting ratably each month thereafter.

                                                     INDIVIDUAL GRANTS
                                    ----------------------------------------------------   POTENTIAL REALIZABLE VALUE
                                                  % OF TOTAL                                           AT
                                     NUMBER OF      OPTIONS                                 ASSUMED ANNUAL RATES OF
                                    SECURITIES    GRANTED TO                              STOCK PRICE APPRECIATION FOR
                                    UNDERLYING     EMPLOYEES     EXERCISE                         OPTION TERM
                                      OPTIONS       IN LAST        PRICE     EXPIRATION   ----------------------------
               NAME                 GRANTED (#)   FISCAL YEAR    ($/SHARE)      DATE           5%             10%
----------------------------------  -----------  -------------  -----------  -----------  -------------  -------------
Peter H. Jackson..................      50,000           2.6%    $    1.00      9/23/08     $  31,444      $  79,687
Donald M. Freed...................      30,000           1.6          1.00      9/23/08        18,866         47,812
James Brentano....................      20,000           1.1          0.40      5/27/08         5,031         12,749
                                        40,000           3.2          1.00      9/23/08        25,155         63,749
Manfred Krikke....................     240,000          12.8          0.15      7/27/08        22,640         57,374
Norman A. Pensky..................          --            --            --           --            --             --

                          ----------------------------

   AGGREGATE OPTION EXERCISES DURING THE LAST FISCAL YEAR AND FISCAL YEAR-END
                                 OPTION VALUES

    The following table sets forth information with respect to the Named Executive Officers concerning option exercises for the fiscal year ended February 28, 1999, and exercisable and unexercisable options held as of February 28, 1999. No options were exercised by the Named Executive Officers during the fiscal year ended February 28, 1999.

    The "Value of Unexercised In-the-Money Options at February 28, 1999" is based on a value of $18.875 per share, the fair market value of Intraware's common stock as of February 28, 1999, less the per share exercise price of $1.00, multiplied by the number of shares issued upon exercise of the option. All options were granted under Intraware's 1996 stock option plan. All options are immediately exercisable; however, as a condition of exercise, the optionee must enter into a stock restriction agreement granting Intraware the right to repurchase the shares issuable by such exercise at their cost in the event of the optionee's termination of employment. The shares vest over four years, with 25% of the shares vesting one year after the grant date and the remaining shares vesting ratably each month thereafter.

                                                              NUMBER OF SECURITIES
                                                                   UNDERLYING             VALUE OF UNEXERCISED
                                                             UNEXERCISED OPTIONS AT      IN-THE-MONEY OPTIONS AT
                                                             FEBRUARY 28, 1999 (#)        FEBRUARY 28, 1999 ($)
                                                           --------------------------  ---------------------------
                          NAME                             EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
---------------------------------------------------------  -----------  -------------  ------------  -------------
Peter H. Jackson.........................................      50,000             --   $    893,750            --
Donald M. Freed..........................................      30,000             --        536,250            --
James Brentano...........................................      60,000             --      1,084,500            --
Manfred Krikke...........................................     150,000             --      2,808,750            --
Norman A. Pensky.........................................          --             --             --            --

                          ----------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

    The table on the following page sets forth information regarding the beneficial ownership of Intraware's common stock as of April 30, 1999 by the following individuals or groups:

    - each person or entity who is known by Intraware to own beneficially more than 5% of Intraware's outstanding stock

    - each of the Named Executive Officers

    - each director of Intraware

    - all directors and executive officers as a group

    Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Intraware, Inc., 25 Orinda Way, Orinda California 94563. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 24,074,110 shares of common stock outstanding as of April 30, 1999.

                                                         SHARES BENEFICIALLY
                                                                OWNED
                                                       -----------------------
                  NAME AND ADDRESS                       NUMBER    PERCENTAGE
-----------------------------------------------------  ----------  -----------
Peter H. Jackson(1)..................................   3,439,800        14.3
Mark B. Hoffman(2)...................................   1,866,250         7.8
Kleiner Perkins Caufield & Byers.....................   1,520,250         6.3
    2750 Sand Hill Road
    Menlo Park, CA 94025
Charles G. Davis, Jr.(3).............................   1,240,000         5.2
Donald M. Freed(4)...................................     598,346         2.5
James Brentano (5)...................................     100,000           *
Manfred Krikke (6)...................................     243,738         1.0
Norman A. Pensky(7)..................................     250,000         1.0
Laurence M. Baer(8)..................................      30,000           *
Mary Ann Byrnes(9)...................................      30,000           *
Ronald E. F. Codd(10)................................      30,000           *
John V. Balen(11)....................................           0          --
All directors and officers as a group
    (19 Persons)(12).................................   9,529,564        39.6

------------------------

*   Less than 1% of the outstanding shares of common stock.

(1) Includes 50,000 shares issuable upon exercise of stock options exercisable within 60 days of April 30, 1999. Also includes 62,500 shares held from the exercise of stock options which were unvested and subject to Intraware's repurchase option as of April 30, 1999, should Mr. Jackson's employment with Intraware terminate. In addition, includes 3289,800 shares subject to a restricted stock purchase agreement, of which 388,889 were unvested and subject to Intraware's repurchase option as of April 30, 1999, should Mr. Jackson's employment with Intraware terminate. Mr. Jackson is Intraware's President, Chief Executive Officer and a member of the board of directors.

(2) Includes 40,000 shares issuable upon exercise of stock options exercisable within 60 days of April 30, 1999. Includes 1,826,250 shares held by Mark B. Hoffman, trustee of the Hoffman Family Trust. Excludes 40,000 shares held by the Annie Eleanor Hoffman 1993 Revocable Trust of which

    Mr. Hoffman disclaims beneficial ownership. Excludes 40,000 shares held by the Andrew Mark Hoffman 1993 Revocable Trust of which Mr. Hoffman disclaims beneficial ownership. Mr. Hoffman is a member of the board of directors of Intraware.

(3) Includes 40,000 shares issuable upon exercise of stock options exercisable within 60 days of April 30, 1999. Includes 400,000 shares held by Charles G. Davis, Jr. Trustee of the Charles G. Davis, Jr. Trust Agreement dated 1/90 and 600,000 shares held by the Davis Family-54447-LLC. Mr. Davis is Vice Chairman of the board of directors of Intraware.

(4) Includes 30,000 shares issuable upon exercise of stock options exercisable within 60 days of April 30, 1999. Also includes 37,500 shares held from the exercise of stock options which were unvested and subject to Intraware's repurchase option as of April 30, 1999, should Mr. Freed's employment with Intraware terminate. In addition, includes 499,000 shares subject to a restricted stock purchase agreement, of which 83,334 were unvested and subject to Intraware's repurchase option as of April 30, 1999, should Mr. Freed's employment with Intraware terminate. Mr. Freed is Intraware's Executive Vice President and Chief Financial Officer.

(5) Includes 60,000 shares issuable upon exercise of stock options exercisable within 60 days of April 30, 1999. Also includes 21,667 shares held from the exercise of stock options which were unvested and subject to Intraware's repurchase option as of April 30, 1999, should Mr. Brentano's employment with Intraware terminate. Mr. Brentano is Intraware's Vice President of Knowledge Services.

(6) Includes 150,000 shares issuable upon exercise of stock options exercisable within 60 days of April 30, 1999. Also includes 65,625 shares held from the exercise of stock options which were unvested and subject to Intraware's repurchase option as of April 30, 1999, should Mr. Krikke's employment with Intraware terminate. Mr. Krikke is Intraware's Vice President of Intraware International.

(7) Includes 110,417 shares held from the exercise of stock options which were unvested and subject to Intraware's repurchase option as of April 30, 1999, should Mr. Pensky's employment with Intraware terminate. Mr. Pensky is Intraware's Vice President of Sales.

(8) Includes 30,000 shares issuable upon exercise of stock options exercisable within 60 days of April 30, 1999. Mr. Baer is a member of the Intraware's board of directors.

(9) Includes 30,000 shares held from the exercise of stock options which were unvested and subject to Intraware's repurchase option as of April 30, 1999, should Ms. Byrnes' employment with Intraware terminate. Ms. Byrnes is a member of Intraware's board of directors.

(10) Includes 30,000 shares issuable upon exercise of stock options exercisable within 60 days of April 30, 1999. Mr. Codd is a member of the Intraware's board of directors.

(11) Mr. Balen did not hold any shares of Intraware's capital stock as of April 30, 1999, and does not hold any options exercisable within 60 days of April 30, 1999. Mr. Balen is a principal of Canaan Equity Partners, L.L.C. the general partner of Canaan Equity, L.P. Mr. Balen disclaims beneficial ownership of the shares held by Canaan Equity L.P., except to the extent of his pecuniary interest arising from his interest as a principal of Canaan Equity Partners, L.L.C., the general partner of Canaan Equity Partners, L.P. Mr. Balen is a member of the board of directors of Intraware.

(12) Includes an aggregate of 861,924 shares exercisable within 60 days of April 30, 1999. Certain of these shares are subject to repurchase at cost, which right of repurchase lapses at the rate of 1/4th at the end of one year from the date of grant and 1/48th of each month thereafter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In April 1998, Intraware issued an aggregate of 4,379,046 shares of Series D preferred stock to various investors at a purchase price of $2.68 per share. Attractor Ventures LLC purchased 1,121,496 shares, Canaan Equity Partners, L.L.C. purchased 1,121,496 shares, Kleiner Perkins Caufield & Byers purchased 186,916 shares and Technology Crossover Management II, L.L.C. purchased 1,121,496 shares. Mr. Balen, a partner of Canaan, is a member of Intraware's board of directors. Kleiner Perkins Caufield & Byers beneficially owned more than 5% of Intraware's outstanding capital stock at the time of this financing while each of Attractor, Canaan and Technology Crossover Management became beneficial owners of more than 5% of Intraware's outstanding capital stock as a result of this transaction. These shares of preferred stock were converted into common stock upon the closing of Intraware's initial public offering in March 1999.

    In July 1998, Intraware loaned to Mr. Jackson $300,000 at an annual interest rate of 8% secured, in part, by the pledge of 3,489,800 shares of Intraware common stock held by Mr. Jackson. Mr. Jackson is President, Chief Executive Officer and a director of Intraware. In March 1999, Mr. Jackson repaid both the principal and accrued interest of the loan.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

       See Item 8 above.

   2. FINANCIAL STATEMENT SCHEDULES

      See Item 8 above.

   3. EXHIBITS

 EXHIBIT
 NUMBER
---------
  3.1*     Certificate of Incorporation of Intraware, Inc.
  3.2*     Bylaws of Intraware, Inc.
  4.1*     Specimen Common Stock Certificate.
 10.1*     Form of Indemnification Agreement between the Registrant and each of its directors and officers.
 10.2*     1996 Stock Option Plan (as amended on December 17, 1998) and form of agreements thereunder.
 10.3*     1998 Employee Stock Purchase Plan and form of agreements thereunder.
 10.4*     1998 Director Option Plan and form of agreements thereunder.
 10.5*     Form of Registration and Information Rights Agreement.
 10.6*     Loan Agreement entered into as of July 29, 1998 between the Registrant and Imperial Bank and related General Security Agreement and Collateral Assignment as Collateral, Patent Mortgage and
           Security Agreement.
 10.7*     Sleepy Hollow Investment Company Office Lease made August 23, 1996 between Sleepy Hollow
           Investment Company and Intraware, Inc.
 10.8*     First Amendment to the Lease for Intraware, Inc. entered into as of May 5, 1997 by and between the Registrant and Sleepy Hollow Investment Company I.
 10.9*     Second Amendment to the Lease for Intraware, Inc. entered into as of March 31, 1998 by and between the Registrant and Sleepy Hollow Investment Company I.
 10.10*    Master Lease Agreement dated September 9, 1998 between Comdisco, Inc. and Intraware, Inc.
 10.11*    Addendum and Equipment Schedules to the Master Lease Agreement dated as of September 9, 1998 between Intraware, Inc., as Lessee and Comdisco, Inc, as Lessor.
 10.12+*   Services Agreement between Netscape Communications Corporation and Intraware, Inc. entered into as of October 1, 1998.
 10.13+*   Netcenter Services Agreement between Netscape Communications Corporation and Intraware, Inc.
           entered into as of September 3, 1998.
 10.14+*   Amended and Restated Electronic Distribution License Agreement between Netscape Communications
           Corporation and Intraware, Inc. entered into as of March 6, 1997.
 10.15     Amendment to Netcenter Services Agreement of October 1, 1998 between Netscape Communications
           Corporation and Intraware, Inc., dated March 1, 1999.
 23.1      Consent of Independent Accountants.
 24.1      Power of Attorney (see page 63).

 EXHIBIT
 NUMBER
---------
 27.1      Financial Data Schedules.

------------------------

+ Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.

* Incorporated by reference to Intraware's Registration Statement on Form S-1 (File No. 333-69261) declared effective on February 25, 1999.

(B) REPORTS ON FORM 8-K

    None.

(C) EXHIBITS

    See Item 14(a)(3) above.

(D) FINANCIAL STATEMENT SCHEDULES

    See Item 8 above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTRAWARE, INC.
                                          By: /s/ PETER H. JACKSON
                                             -----------------------------------
                                             Peter H. Jackson
                                             President, Chief Executive Officer

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter H. Jackson and Donald M. Freed, his or her attorneys-in-fact, each with the power of substitution, for him nor her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his or her substitute or substitutes, any do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                CAPACITY IN WHICH SIGNED                    DATE
---------------------------------------------  -------------------------------------------------  ---------------

            /s/ PETER H. JACKSON               President, Chief Executive Officer and Director       May 27, 1999
    ------------------------------------       (Principal Executive Officer)
             (PETER H. JACKSON)

             /s/ DONALD M. FREED               Executive Vice President and Chief Financial          May 27, 1999
    ------------------------------------       Officer (Principal Financial Officer)
              (DONALD M. FREED)

            /s/ LAURENCE M. BAER               Director                                              May 27, 1999
    ------------------------------------
             (LAURENCE M. BAER)

              /s/ JOHN V. BALEN                Director                                              May 27, 1999
    ------------------------------------
               (JOHN V. BALEN)
                                               Director
    ------------------------------------
              (MARY ANN BYRNES)

          /s/ CHARLES G. DAVIS, JR.            Director                                              May 27, 1999
    ------------------------------------
           (CHARLES G. DAVIS, JR.)

             /s/ MARK B. HOFFMAN               Director                                              May 27, 1999
    ------------------------------------
              (MARK B. HOFFMAN)

            /s/ RONALD E. F. CODD              Director                                              May 27, 1999
    ------------------------------------
             (RONALD E. F. CODD)

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER
---------
  3.1*     Certificate of Incorporation of Intraware, Inc.
  3.2*     Restated Bylaws of Intraware, Inc.
  4.1*     Specimen Common Stock Certificate.
 10.1*     Form of Indemnification Agreement between the Registrant and each of its directors and officers.
 10.2*     1996 Stock Option Plan (as amended on December 17, 1998) and form of agreements thereunder.
 10.3*     1998 Employee Stock Purchase Plan and form of agreements thereunder.
 10.4*     1998 Director Option Plan and form of agreements thereunder.
 10.5*     Form of Registration and Information Rights Agreement.
 10.6*     Loan Agreement entered into as of July 29, 1998 between the Registrant and Imperial Bank and related
           General Security Agreement and Collateral Assignment as Collateral, Patent Mortgage and Security
           Agreement.
 10.7*     Sleepy Hollow Investment Company Office Lease made August 23, 1996 between Sleepy Hollow Investment
           Company and Intraware, Inc.
 10.8*     First Amendment to the Lease for Intraware, Inc. entered into as of May 5, 1997 by and between the
           Registrant and Sleepy Hollow Investment Company I.
 10.9*     Second Amendment to the Lease for Intraware, Inc. entered into as of March 31, 1998 by and between the
           Registrant and Sleepy Hollow Investment Company I.
 10.10*    Master Lease Agreement dated September 9, 1998 between Comdisco, Inc. and Intraware, Inc.
 10.11*    Addendum and Equipment Schedules to the Master Lease Agreement dated as of September 9, 1998 between
           Intraware, Inc., as Lessee and Comdisco, Inc, as Lessor.
 10.12+*   Services Agreement between Netscape Communications Corporation and Intraware, Inc. entered into as of
           October 1, 1998.
 10.13+*   Netcenter Services Agreement between Netscape Communications Corporation and Intraware, Inc. entered into as of September 3, 1998.
 10.14+*   Amended and Restated Electronic Distribution License Agreement between Netscape Communications
           Corporation and Intraware, Inc. entered into as of March 6, 1997.
 10.15     Amendment to Services Agreement of October 1, 1998 between Netscape Communications Corporation and
           Intraware, Inc., dated March 1, 1999.
 23.1      Consent of Independent Accountants.
 24.1      Power of Attorney (see page 63).
 27.1      Financial Data Schedules.

------------------------

+ Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.

* Incorporated by reference to Intraware's Registration Statement on Form S-1 (File No. 333-69261) declared effective on February 25, 1999.