Form 10-Q
period 1999-05-31
INTRAWARE INC
filed 1999-07-15
CIK 1025134

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1999



---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

                           Commission file number _________

                                 INTRAWARE, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                      68-0389976
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                     Identification Number)


                                  25 ORINDA WAY
                                ORINDA, CA 94563
                    (Address of principal executive offices)


                                  925-253-4500
              (Registrant's telephone number, including area code)


         Indicate by check (X) whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X           No
                                        ----            ----

As of May 31, 1999 there were 24,057,296 shares of the registrant's Common Stock outstanding.

                                                 TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                               NUMBER
                                                                                                               ------
PART I                  FINANCIAL INFORMATION
Item 1.                 Financial Statements

                        Balance Sheets as of May 31, 1999 and
                            February 28, 1999........................................................             1

                        Statements of Income for the
                            Three Months Ended May 31, 1999 and May 31, 1998.........................             2

                        Statements of Cash Flows for the
                            Three Months Ended May 31, 1999 and May 31, 1998.........................             3

                        Notes to Interim Financial Statements........................................             4

Item 2.                 Management's Discussion and Analysis of Financial Conditions
                            and Results of Operations................................................             7

                        Risk Factors.................................................................             9

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk...................            19


PART II                 OTHER INFORMATION                                                                         20

Item 1.                 Legal Proceedings............................................................            18

Item 2.                 Changes in Securities and Use of Proceeds....................................            19

Item 3.                 Defaults Upon Senior Securities..............................................            19

Item 4.                 Submission of Matters to a Vote of Securities Holders........................            19

Item 5.                 Other Information............................................................            19

Item 6.                 Exhibits and Reports on Form 8-K.............................................            19

                        Signatures...................................................................            21

PART FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                                                  INTRAWARE, INC.
                                                  BALANCE SHEETS
                                                  (IN THOUSANDS)

                                                              May 31, 1999           February 28, 1999
                                                              (unaudited)
--------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                   $    58,533                $      1,792
   Accounts receivable, net                                         14,106                      11,422
   Prepaid licenses and services                                    11,036                      16,864
   Other current assets                                              2,415                       2,614
                                                              ------------------------------------------
      Total current assets                                          86,000                      32,692
Property and equipment, net                                          4,019                       1,962
Other Assets                                                           117                         352
                                                              ------------------------------------------
                                                               $    90,136                      35,006
                                                              ==========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank Borrowings                                             $       500                $      1,371
   Accounts Payable                                                  8,921                      17,667
   Accrued Expenses                                                  2,529                       1,400
   Deferred Revenue                                                 15,308                      13,218
   Short-term obligations                                              198                         213
                                                              ------------------------------------------
      Total current liabilities                                     27,456                      33,869
Long-term obligations                                                  147                         168
                                                                    27,603                      34,037
                                                              ------------------------------------------

Shareholders' equity:
Common stock; $0.0001 par value; 250,000
shares authorized, 24,057 issued and
outstanding; 250,5000 shares authorized,
23,756 shares outstanding                                                2                           2
Additional paid-in-capital                                          93,059                      87,912
Unearned compensation                                               (9,703)                    (10,399)
      Initial public offering proceeds receivable                      --                      (59,520)
      Accumulated deficit                                          (20,825)                    (17,026)
                                                              ------------------------------------------
Total shareholders' equity                                          62,533                         969
                                                              ------------------------------------------
Total liabilities and shareholders' equity                     $    90,136                $     35,006

                      See notes to unaudited interim financial statements.

                                                  INTRAWARE, INC.

                                               STATEMENTS OF INCOME
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                    (UNAUDITED)

                                                                          Three Months Ended
                                                                 31-May-99                   31-May-98
Net Revenues
   Software product sales                                      $    13,984                $      5,002
   Online services                                                   2,474                          16
                                                              ------------------------------------------
      Total net revenues                                            16,458                       5,018
Cost of net revenues:
   Software product sales                                           12,378                       3,939
   Online services                                                     373                          68
                                                              ------------------------------------------
      Total cost of net revenues                                    12,751                       4,007
                                                              ------------------------------------------
         Gross Profit                                                3,707                       1,011
                                                              ------------------------------------------
Operating expenses:
   Sales and marketing                                               5,419                       1,703
   Product development                                                 967                         353
   General and administrative                                        1,057                         528
   Stock option compensation                                           756                         122
                                                              ------------------------------------------
      Total operating expenses                                       8,199                       2,706
                                                              ------------------------------------------
Loss from operations                                                (4,492)                     (1,695)
Interest and other income(expense),net                                 693                         (45)
                                                              ------------------------------------------
Net Loss                                                       $    (3,799)               $     (1,740)
                                                              ==========================================

Basic and diluted net loss per share                           $     (0.17)               $      (0.54)
Shares used in computing basic and diluted net loss per share       22,068                       3,251

                      See notes to unaudited interim financial statements.

                                                  INTRAWARE, INC.
                                             STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                       -----------------------------
                                                                       MAY 31, 1999     MAY 31, 1998
                                                                       ------------     ------------
Cash flows from operating activities

Net loss                                                               $     (3,799)    $     (1,740)
Adjustments to reconcile net loss to net cash used
in operating activities:
  Depreciation and amortization                                                 272              207
  Amortization of unearned compensation                                         697              122
  Provision for Doubtful accounts                                                25                4
  Changes in assets and liabilities:
    Accounts receivable                                                      (2,619)          (3,622)
    Prepaid license and services                                              5,828            1,196
    Other current assets                                                        198             (246)
    Other assets                                                                235               (5)
    Accounts payable                                                         (8,746)          (5,249)
    Accrued expenses                                                          1,129              (20)
    Deferred revenue                                                          2,090            2,272
                                                                       -----------------------------
Net cash used in operating activities                                        (4,690)          (7,181)
                                                                       -----------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                         (2,328)            (283)
                                                                       -----------------------------

Cash flows from financing activities:
  Proceeds from IPO                                                          59,520              -
  Proceeds from bank borrowings                                                 -              2,359
  Payments on bank borrowings                                                  (871)          (2,942)
  Proceeds from preferred stock, net                                                          11,714
  Proceeds from common stock                                                  5,146                6
  Principal payments on capital lease obligation                                (36)             150
                                                                       -----------------------------
Net cash provided by financing activities                                    63,759           11,287
                                                                       -----------------------------
Increase in cash and cash equivalents                                        56,741            3,823
Cash and cash equivalents at beginning of period                              1,792              612
                                                                       -----------------------------
Cash and cash equivalents at end of period                             $     58,533     $      4,435
                                                                       =============================

Cash paid for interest                                                 $         35     $         62

                        See notes to interim financial statements.

                                 INTRAWARE, INC.

                NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

INTRAWARE

The accompanying financial statements for the three months ended May 31, 1999 and 1998 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999. The results of operations for the interim period ended May 31, 1999 are not necessarily indicative of results to be expected for the full year.


NOTE 2.  NET LOSS PER SHARE

         Intraware computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options.

         The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated,

                                                        THREE MONTHS ENDED MAY 31,
                                                        1999                1998
                                                  ----------------------------------------
                                                  (in thousands, except per share amounts)
Numerator
  Net Loss                                             (3,799)             (1,740)
Denominator
  Weighted average shares                              24,068               5,396
  Weighted average unvested shares
    subject to repurchase                              (2,000)             (2,145)
  Denominator for basic and diluted calculation        22,068               3,251
Net loss per share:


NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

         In March, 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specific costs and amortization of such costs. The company adopted the provisions of SOP 98-1 in its fiscal year beginning March 1, 1999, and does not expect the adoption to have a material effect on the Company's results of operations, financial position and cash flows.

         In April, 1998, the AICPA issued SOP 98-5 "Reporting on the Costs of Start-Up Activities". Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, commencing some new operation or organizing a new entity. Under SOP 98-5, the cost of start-up activities should be expenses as incurred. The company adopted the provisions of SOP 98-5 in its fiscal year beginning March 1, 1999, and does not expect the adoption to have a material effect on the Company's results of operations, financial position and cash flows.

         In June, 1998, the AICPA issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters beginning with the quarter ending June 30, 2000. SFAS 133 establishes accounting and reporting standards of derivative Instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will adopt SFAS in its quarter ending August 31, 2000 and does not expect such adoption to have an impact on the Company's results of operations, financial position or cash flows.


NOTE 4.  CHANGES IN OF STOCKHOLDERS' EQUITY

         During the three months ended 5/31/99, the Company Stockholders' Equity changed as follows (in thousands):

                                                                           Initial Public
                                                 Common Stock   Additional   offering
                                               ----------------   Paid-In     proceeds       Unearned    Accumulated
                                               Shares    Amount   Capital    receivable    compensation    Deficit     Total
                                               ------    ------   -------    ----------    ------------    -------     -----
Balance at February 28, 1999                   23,756    $    2   $87,912    $ (59,520)    $  (10,399)    $(17,026)   $    969

Exercise of stock options                          19         0         4            -              -            -    $      4

Repurchase of stock options                       (68)        0       (13)           -              -            -    $    (13)

Issuance of Common Stock                          350         0     5,096            -              -            -    $  5,096

Cash received from IPO                              -         -         -       59,520              -            -    $ 59,520

Unearned Compensation                               -         -        60            -            (60)           -    $      0

Amortization of unearned compensation               -         -         -            -            756            -    $    756

Net Loss                                            -         -         -            -              -       (3,799)   $ (3,799)

                                               -------------------------------------------------------------------------------
Balance at May 31, 1999                        24,057    $    2   $93,059    $       -     $   (9,073)    $(20,825)   $ 62,533
                                               -------------------------------------------------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 SUBJECT TO RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY DENOTED IN THIS REPORT BY THE PHRASES "ANTICIPATES," "BELIEVES," "EXPECTS," "PLANS" AND SIMILAR PHRASES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FACTORS SET FORTH IN "RISK FACTORS" BEGINNING ON PAGE OF THIS QUARTERLY REPORT ON FORM 10-K, INCLUDING, WITHOUT LIMITATION, THOSE ENTITLED "-ACCOUNTING CHARGES FROM ACQUISITIONS WILL DELAY AND REDUCE PROFITABILITY," "-IN ORDER TO CONTINUE TO GROW, INTRAWARE WILL NEED MORE FINANCING," "-INTRAWARE'S FINANCIAL RESULTS WILL VARY," "-IF INTRAWARE CANNOT REVIEW EXISTING OR ENTER INTO NEW AGREEMENTS WHICH RESULT IN USER TRAFFIC, OR IF SITES THAT PROVIDE TRAFFIC TO INTRAWARE ARE NOT SUCCESSFUL, INTRAWARE'S ADVERTISING REVENUE WILL DECREASE." "-INTRAWARE HAS HAD LOSSES IN THE PAST AND HAS DIFFICULTY PREDICTING FUTURE RESULTS BUT EXPECTS FLUCTUATIONS AND LOSSES IN THE FUTURE," "-IF INTRAWARE DOES NOT ACHIEVE REVENUE MINIMUMS UNDER REPRESENTATION AGREEMENTS, IT MAY INCUR LOSSES UNDER THESE AGREEMENTS," "-IF INTRAWARE ADVERTISING AND RELATED SPONSORSHIP OF INTRAWARE SERVICES ARE NOT ACCEPTED, INTRAWARE'S REVENUES WILL BE ADVERSELY AFFECTED." THE DISCUSSION OF THOSE RISK FACTORS IS INCORPORATED HEREIN BY THIS REFERENCE AS IF SAID DISCUSSION WAS FULLY SET FORTH AT THIS POINT.

EXPLANATORY NOTE


INTRAWARE OVERVIEW

Intraware, Inc. is the leading online provider of business software and services for the IT community. The company enables IT professionals worldwide to efficiently and cost-effectively research, evaluate, purchase, download, and update business-class software online. As a business-to-business e-commerce company, Intraware provides software through its premiere online purchasing service, intraware.shop, comprehensive IT information and interactive research services through the Intraware IT Knowledge Center, and software update management services through Intraware SubscribNet.

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

     The Company has a limited operating history upon which investors may evaluate its business and prospects. Since inception, the Company has incurred significant losses, and as of May 31, 1999, had an accumulated deficit of approximately $20.8 million. The Company intends to expend significant financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings. As a result, the Company expects to incur additional losses and continued negative cash flow from operations for the foreseeable future, and such losses are anticipated to increase significantly from current levels. There can be no assurance that the Company's sales will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. To address these risks, the Company must, among other things, maintain existing and develop new relationships with software publishers, continue to improve upon existing and develop new services, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's current and future expense levels are based largely on its planned operations and estimates of future sales. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.
Accordingly, any significant shortfall in sales would have an immediate adverse effect on the Company's business, financial condition and results of operations. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company is unable to accurately forecast its sales and believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

For the Three Months Ended May 31, 1999 and 1998

TOTAL REVENUE

         Intraware's revenues for the three months ended May 31, 1999 were $16.5 million, which represents a 230% increase over revenues for three months ended May 31, 1998 of $5.0 million. Product revenue, represented by intraware.shop, accounted for $14.0 million or 85% of quarterly revenue, while services such as IT Knowledge Center and Intraware SubscribNet, accounted for $2.5 million or 15% of quarterly revenue. The increase for the period was primarily due to an increase in sales of third-party software products .

TOTAL COST OF REVENUE

         INTRAWARE'S TOTAL COST OF REVENUE FOR THE THREE MONTHS ENDED MAY 31, 1999 WAS $12.8 MILLION OR A GROSS MARGIN OF 23% COMPARED TO MAY 31, 1998 WHICH WAS $4.0 MILLION OR A GROSS MARGIN OF 20%. COST OF NET REVENUES CONSISTS PRIMARILY OF THE COST OF THIRD-PARTY SOFTWARE AND MAINTENANCE PRODUCTS SOLD, COSTS FOR CONTENT DEVELOPMENT AND ACQUISITION, AND INTERNET CONNECTIVITY AND ALLOCATED OVERHEAD CHARGES. INTRAWARE PURCHASES SOFTWARE PRODUCTS AT A DISCOUNT TO THE SOFTWARE VENDORS' ESTABLISHED LIST PRICES ACCORDING TO STANDARD RESELLER TERMS. . THIS INCREASE IN TOTAL COST OF NET REVENUES WAS PRIMARILY ATTRIBUTABLE TO INCREASES IN THE VOLUME OF THIRD-PARTY SOFTWARE AND MAINTENANCE PRODUCTS SOLD BY INTRAWARE


SALES AND MARKETING

         Sales and marketing costs were $5.4 million for the three months ended May 31, 1999, or 33% of revenues, compared to $1.7 million, or 33% of revenues, for the three months ended May 31, 1998. Sales and marketing expenses primarily consist of compensation of sales and marketing personnel, advertising, promotional expenses, training and other marketing related costs. The increase is primarily the result of additional advertising and marketing expenditures as well as the addition of personnel and external sales offices throughout the United States.. The Company expects that sales and marketing expense will continue to increase in absolute dollars as the Company continues to make significant investments in sales and marketing as we expand our direct sales force, increase our marketing expenditures and continue to develop strategic relationships to drive traffic and generate leads for our products and services.


RESEARCH AND DEVELOPMENT

         Research and development costs were $1.0 million for the three months ended May 31, 1999, or 6% of revenues, compared to $0.4 million, or 7% of net revenues for the three months ended May 31, 1998. Research and development expenses primarily consist of personnel costs, consulting and equipment depreciation. Costs related to research, design and development of products and services have been charged to research and development expense as incurred. The increase was primarily due to an increase in the number of product development personnel employed to support expansion of Intraware's SUBSCRIBNET online service and its other online service offerings. Intraware believes significant investment in product development is essential to its future success and expects that the dollar amount of product development expenses will increase in future periods

GENERAL AND ADMINISTRATIVE

         General and administrative costs were $1.1 million for the three months ended May 31, 1999, or 6% of revenues, compared to $0.6 million, or 12% of revenues, for the three months ended May 31, 1998. General and administrative expenses consist primarily of compensation of administrative and executive personnel, facility costs and fees for professional services. The increase in dollars is primarily the result of additional staff required in both Human Resources and Systems Administration to support our increase in personnel as well as additional expenditures in accounting and legal for partnership deals and compliance with our reporting obligations as a public company. Management expects general and administrative expenses to increase in dollar amount in future periods.

STOCK COMPENSATION

         Stock Compensation expense was $0.8 million for the three months ended May 31, 1999, or 5% of revenues compared to $0.1 million for the three months ended May 31, 1998, or 2% of revenues. This is an ongoing charge through August 2002 which is related to employee stock options granted while Intraware was a private company.

INTEREST EXPENSE

         For the three months ended May 31, 1999 and May 31, 1998, interest expense was $35,000 and $62,000, respectively. The reduction in interest expense is primarily the result of funds received the initial public offering. The expenses relate to obligations under capital leases and borrowings under a bank line.

INTEREST INCOME

         For the three months ended May 31, 1999 and May 31, 1998, Intraware earned interest income of approximately $728 thousand and $17 thousand, respectively. The increase in net interest income is primarily the result of funds received in the initial public offering.

INCOME TAXES

         Due to Intraware's loss position, there was no provision for income taxes for any of the periods presented. At May 31, 1999, Intraware had federal and state net operating loss carry forwards of approximately $13 million and $7 million, respectively. The federal net operating loss carry forwards will expire in varying amounts beginning in 2012 if not utilized, and the state net operating loss carry forwards will expire in the year 2005.


LIQUIDITY AND CAPITAL RESOURCES

         Intraware has satisfied its current cash requirements through the initial public offering, which was effective on February 25, 1999. As of May 31, 1999 the Company had approximately $58.5 million of cash and cash equivalents. The

         Company's principal commitments consisted of obligations outstanding under bank credit lines, capital and operating leases. Although the Company has no material commitments for capital expenditures, it anticipates an increase in the rate of capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND WE MAY NOT EVER BECOME PROFITABLE.

         We have not achieved profitability, expect to incur net losses in the foreseeable future and may not ever become profitable in the future. We incurred net losses of $3.8 million for the quarter end May 31, 1999, $12 million for the year ended February, 28, 1999, $4.0 million for the year ended February 28, 1998 and $944,000 for the period from August 14, 1996 through February 28, 1997. As of May 31, 1999, we had an accumulated deficit of $21 million. Net losses have increased for each of our quarters since inception and we cannot assure you this trend will not continue. We expect to continue to increase our sales and marketing, product development and administrative expenses. As a result we will need to generate significant additional revenues to achieve and maintain profitability.

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

         For the year ended February 28, 1999, we generated over 90% of our software product revenues from the sale of Netscape software, and 92% of our online service revenues from the outsourcing of Intraware SUBSCRIBNET services to Netscape. As a result, transactions with Netscape and the sale of Netscape products accounted for over 90% of our total net revenues in the year ended February 28, 1999. Through the quarter ending May 31, 1999, and to date, we continue to be dependent upon revenues derived from our relationship with Netscape.. We cannot assure you that Netscape will continue to sell its software through us and if Netscape limited or discontinued selling its software through us, our business would be adversely affected.

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

         We had no significant online services revenues until the quarter ended November 30, 1998, and for the year ended February 28, 1999, revenues from these online services totaled only $3.7 million, which constituted 9.6% of our total revenues for that period. For the quarter ended May 31, 1999 online service revenues were $2.5 million, which constituted 15% of our total revenues for that quarter. We do not expect these online services to constitute a significant portion of our total revenues in any given quarter until at least the first half of calendar 2000. This projection, however, is a forward-looking statement and our actual results could differ materially from those anticipated as a result of a number of factors, including demand for our online services and the competitive service offerings of others. These online services are not only important to improving our operating results but also to continuing to attract and retain both our software vendor and corporate information technology professional customers, and in differentiating our online service offerings from those of our competitors.

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

YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS BECAUSE THEY ARE INHERENTLY UNCERTAIN.

         You should not rely on forward-looking statements in this 10Q. This 10Q also contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify such forward-looking statements.. You should not place undue reliance on these forward-looking statements, which apply only as of the date hereof. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere in this 10Q.



ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         INTEREST RATE RISK. The Company's exposure to market risk for changes in interest rates relates primarily to the the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issue or issuer. At May 31, 1999, $58.6 million of the company's cash, cash equivalents and investment portfolio carried maturities of less than 90 days. The Company has the ability to hold the portfolio to maturity, if deemed necessary. The effect of changes in interest rates of +/- 10% over a six month horizon would not have a material effect on the fair market value of the portfolio.

                                     PART II
                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

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

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

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


The 4,000,000 shares registered on Intraware's behalf and 600,000 shares registered on the behalf of certain selling stockholders were sold at a price per share of $16.00. The aggregate offering price of the shares offered by Intraware was $64,000,000, less underwriting discounts and commissions of $4,480,000 and expenses of approximately $1,300,000. The proceeds are to be used for general corporate purposes, principally working capital, capital expenditures, potential acquisitions and additional sales and marketing efforts. For the quarter ending May 31, 1999, net cash used from the offering for operating activities totaled $4.7 million and cash flows used for investing activities, principally the purchase of computer equipment, totaled $2.3 million.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.           OTHER INFORMATION

None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

       EXHIBIT
        NUMBER
       -------
           3.1* Certificate of Incorporation of Intraware, Inc.
           3.2* Bylaws of Intraware, Inc.
           4.1* Specimen Common Stock Certificate.
          10.1* Form of Indemnification Agreement between the Registrant and each of its directors and officers.
          10.2* 1996 Stock Option Plan (as amended on December 17, 1998) and form of agreements thereunder.
          10.3* 1998 Employee Stock Purchase Plan and form of agreements thereunder.
          10.4* 1998 Director Option Plan and form of agreements thereunder.
          10.5* Form of Registration and Information Rights Agreement.
          10.6* Loan Agreement entered into as of July 29, 1998 between the
                Registrant and Imperial Bank and related General Security
                Agreement and Collateral Assignment as Collateral, Patent
                Mortgage and Security Agreement.
          10.7* Sleepy Hollow Investment Company Office Lease made August 23,
                1996 between Sleepy Hollow Investment Company and Intraware,
                Inc.
          10.8* First Amendment to the Lease for Intraware, Inc. entered into as of May 5, 1997 by and between the Registrant and Sleepy Hollow
                Investment Company I.
          10.9* Second Amendment to the Lease for Intraware, Inc. entered into as of March 31, 1998 by and between the Registrant and Sleepy
                Hollow Investment Company I.
         10.10* Master Lease Agreement dated September 9, 1998 between Comdisco,
                Inc. and Intraware, Inc.
         10.11* Addendum and Equipment Schedules to the Master Lease Agreement
                dated as of September 9, 1998 between Intraware, Inc., as Lessee and Comdisco, Inc, as Lessor.
        10.12+* Services Agreement between Netscape Communications Corporation and Intraware, Inc. entered into as of October 1, 1998.



        10.13+* Netcenter Services Agreement between Netscape Communications
                Corporation and Intraware, Inc. entered into as of September 3, 1998.
        10.14+* Amended and Restated Electronic Distribution License Agreement between Netscape Communications Corporation and Intraware, Inc.
                entered into as of March 6, 1997.
        10.15** Amendment to Netcenter Services Agreement of October 1, 1998 between Netscape Communications Corporation and Intraware, Inc., dated March 1, 1999.
           27.1 Financial Data Schedules.

+ Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Securities and Exchange Commission.

* Incorporated by reference to Intraware's Registration Statement on Form S-1 (File No. 333-69261) declared effective on February 25, 1999.

** Incorporated by reference to Intraware's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 (File No. 000-25249) as filed with the Securities and Exchange Commission on May 28, 1999.

         27.1 Financial Data Schedule

b)       Reports on Form 8-K

The company filed no reports on Form 8-K as during the quarter ended May 31, 1999.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     INTRAWARE INC.


Dated:  July 14, 1999                By:  /s/ Donald  M. Freed
                                          -------------------------------------
                                          Donald  M. Freed
                                          Executive Vice President and
                                          Chief Financial Officer


22