Form 10-Q
period 1999-08-31
INTRAWARE INC
filed 1999-10-15
CIK 1025134

    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            ---- EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999
    ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

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

As of August 31, 1999 there were 24,090,005 shares of the registrant's Common Stock outstanding.

                                TABLE OF CONTENTS


                                                                                 PAGE
                                                                                NUMBER
                                                                                ------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of August 31, 1999 and February 28, 1999               1

          Statements of Operations for the Three Months and Six Months
          Ended August 31, 1999 and August 31, 1998                                2

          Statements of Cash Flows for the Six Months Ended August 31,
          1999 and August 31, 1998                                                 3

          Notes to Unaudited Interim Financial Information                         4

Item 2.   Management's Discussion and Analysis of Financial Conditions
          and Results of Operations                                                6

          Risk Factors                                                            12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk              21

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                       22

Item 2.   Changes in Securities and Use of Proceeds                               22

Item 3.   Defaults Upon Senior Securities                                         22

Item 4.   Submission of Matters to a Vote of Securities Holders                   22

Item 5.   Other Information                                                       22

Item 6.   Exhibits and Reports on Form 8-K                                        22

          Signatures                                                              24


PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 INTRAWARE, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                     AUGUST 31, 1999      FEBRUARY 28, 1999
                                                   --------------------  --------------------
                                                       (UNAUDITED)            (AUDITED)
ASSETS
Current assets:

   Cash and cash equivalents                            $        8,436        $        1,792
   Short term investments                                       12,148
   Accounts receivable, net                                     18,205                11,422
   Prepaid licenses and services                                 8,845                16,864
   Other current assets                                          2,168                 2,614
                                                   --------------------  --------------------
      Total current assets                                      49,802                32,692
Long term investments                                           34,812
Long term cost of deferred revenue                                 798
Property and equipment, net                                      4,215                 1,962
Other assets                                                       102                   352
                                                   --------------------  --------------------
                Total assets                            $       89,729        $       35,006
                                                   ====================  ====================

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Bank borrowings                                      $          500        $        1,371
   Accounts payable                                             11,832                17,667
   Accrued expenses                                              2,830                 1,400
   Deferred revenue                                             14,660                13,218
   Short-term obligations                                          187                   213
                                                   --------------------  --------------------
      Total current liabilities                                 30,009                33,869
Long term deferred revenue                                         919
Other long term obligations                                        118                   168
                                                   --------------------  --------------------
                                                                31,046                34,037
                                                   --------------------  --------------------
Shareholders' equity:
Common stock; $0.0001 par value; 250,000 shares
authorized, 24,090 issued and outstanding; 250,000
shares authorized, 23,756 shares outstanding                         2                     2
Additional paid-in-capital                                      93,065                87,912
Unearned compensation                                           (8,948)              (10,399)
Investment unrealized (gain) loss                                  (16)
Initial public offering proceeds receivable                                          (59,520)
Accumulated deficit                                            (25,420)              (17,026)
                                                   --------------------  --------------------
      Total shareholders' equity                                58,683                   969
                                                   --------------------  --------------------
        Total liabilities and shareholders' equity      $       89,729        $       35,006
                                                   ====================  ====================


See notes to unaudited interim financial information.

                                 INTRAWARE, INC.

                            STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                               FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                       -----------------------------------------  ---------------------------------------
                                         AUGUST 31, 1999      AUGUST 31, 1998      AUGUST 31, 1999      AUGUST 31, 1998
                                       --------------------  -------------------  -------------------  ------------------
                                           (UNAUDITED)          (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
Net revenues:
     Software product sales                    $    16,291          $     8,183          $    30,275         $    13,185
     Online services                                 2,867                   63                5,341                  79
                                       --------------------  -------------------  -------------------  ------------------
          Total net revenues                        19,158                8,246               35,616              13,264
                                       --------------------  -------------------  -------------------  ------------------
Cost of net revenues:
     Software product sales                         13,993                6,832               26,371              10,771
     Online services                                   270                  109                  643                 177
                                       --------------------  -------------------  -------------------  ------------------
          Total cost of net revenues                14,263                6,941               27,014              10,948
                                       --------------------  -------------------  -------------------  ------------------
               Gross profit                          4,895                1,305                8,602               2,316
                                       --------------------  -------------------  -------------------  ------------------
Operating expenses:
     Sales and marketing                             6,379                2,364               11,799               4,066
     Product development                             1,313                  433                2,280                 786
     General and administrative                      1,740                  658                2,797               1,188
     Stock option compensation                         755                  181                1,511                 303
                                       --------------------  -------------------  -------------------  ------------------
          Total operating expenses                  10,187                3,636               18,387               6,343
                                       --------------------  -------------------  -------------------  ------------------
Loss from operations                                (5,292)              (2,331)              (9,785)             (4,027)
Interest and other income(expense), net                697                   47                1,390                   2
                                       --------------------  -------------------  -------------------  ------------------
Net loss                                       $    (4,595)        $     (2,284)         $    (8,395)        $    (4,025)
                                       ====================  ===================  ===================  ==================

Basic and diluted net loss per share           $     (0.20)        $      (0.66)         $     (0.38)        $     (1.16)
                                       ====================  ===================  ===================  ==================
Shares used in computing basic and
  diluted net loss per share                        22,643                3,473               22,385               3,469
                                       ====================  ===================  ===================  ==================


See notes to unaudited interim financial information.

                                 INTRAWARE, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         FOR THE SIX MONTHS ENDED
                                                                -------------------------------------------
                                                                  AUGUST 31, 1999       AUGUST 31, 1998
                                                                --------------------  ---------------------
Cash flows from operating activities:
  Net loss                                                              $    (8,395)           $    (4,025)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                                              632                    236
     Amortization of unearned compensation                                    1,451                 (1,515)
     Provision for doubtful accounts                                             70                      4
     Changes in assets and liabilities:
        Accounts receivable                                                  (6,853)                (1,414)
        Prepaid licenses and services                                         7,221                    261
        Other current assets                                                    447                   (464)
        Other assets                                                            250                   (308)
        Accounts payable                                                     (5,835)                  (801)
        Accrued expenses                                                      1,431                    631
        Deferred revenue                                                      2,360                  3,044
                                                                --------------------  ---------------------
Net cash used in operating activities                                        (7,221)                (4,351)
                                                                --------------------  ---------------------
Cash flows from investing activities:
     Purchase of property and equipment                                      (2,885)                  (541)
     Purchase of investments, net                                           (46,976)
                                                                --------------------  ---------------------
Net cash used in investment activities                                      (49,861)                  (541)
                                                                --------------------  ---------------------
Cash flows from financing activities:
     Payments on bank borrowings, net                                          (871)                  (583)
     Proceeds from IPO                                                       59,520
     Proceeds from preferred stock, net                                                             11,714
     Proceeds from common stock                                                                         10
     Proceeds from additional paid in capital                                 5,153                  1,818
     Proceeds (principal payments) on capital lease obligation                  (76)                   109
                                                                --------------------  ---------------------
Net cash provided by financing activities                                    63,726                 13,068
                                                                --------------------  ---------------------
Net increase in cash and cash equivalents                                     6,644                  8,176
Cash and cash equivalents at beginning of period                              1,792                    612
                                                                --------------------  ---------------------
Cash and cash equivalents at end of period                              $     8,436            $     8,788
                                                                ====================  =====================


See notes to unaudited interim financial information.

                                 INTRAWARE, INC.

                NOTES TO UNAUDITED INTERIM FINANCIAL INFORMATION

NOTE 1.  BASIS OF PRESENTATION

INTRAWARE

The accompanying financial statements for the three months and six months ended August 31, 1999 and 1998 are unaudited and reflect all normal recurring adjustments which are, in the opinion of the management of Intraware, Inc. (the Company), necessary for their fair presentation. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and the Form 10-Q for the fiscal quarter ended May 31, 1999. The results of operations for the interim period ended August 31, 1999 are not necessarily indicative of results to be expected for the full year.

NOTE 2.  NET LOSS PER SHARE

         The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options.

         The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated:


                                                 THREE MONTHS                           SIX MONTHS
                                      ------------------------------------  ------------------------------------
                                      AUGUST 31, 1999    AUGUST 31, 1998    AUGUST 31, 1999    AUGUST 31, 1998
                                      -----------------  -----------------  -----------------  -----------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator:
     Net loss                               $   (4,595)        $   (2,284)        $   (8,395)        $   (4,025)
                                      -----------------  -----------------  -----------------  -----------------
Denominator:
     Weighted average shares                    24,085              5,416             23,935              5,404
     Weighted average unvested shares
          subject to repurchase                 (1,442)            (1,943)            (1,550)            (1,935)
                                      -----------------  -----------------  -----------------  -----------------
     Denominator for basic and diluted
          calculation                           22,643              3,473             22,385              3,469
                                      -----------------  -----------------  -----------------  -----------------
Net loss per share                          $    (0.20)        $    (0.66)        $    (0.38)        $    (1.16)
                                      =================  =================  =================  =================


NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the AICPA issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS 133 is effective for all fiscal quarters beginning with the quarter ending June 30, 2000. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company will adopt SFAS 133 in its quarter ending August 31, 2000 and does not expect such adoption to have an impact on the Company's results of operations, financial position or cash flows.

NOTE 4.  CHANGES IN STOCKHOLDERS' EQUITY

         During the six months ended August 31, 1999, the Company Stockholders' Equity changed as follows (in thousands):


                                                                  Initial Public  Investment
                                      Common Stock      Additional   Offering     Unrealized
                                  ---------------------  Paid-In     Proceeds        Gain/     Unearned    Accumulated
                                     Shares     Amount   Capital    Receivable       Loss    Compensation     Deficit       Total
                                  -----------  --------  -------    ----------       ----    ------------     -------       -----
Balance at February 28, 1999         23,756       $ 2    $ 87,912    $(59,520)      $   -      $ (10,399)   $ (17,026)   $    969

Exercise of stock options                55                    11                                                        $     11

Repurchase of stock options             (71)                  (14)                                                       $    (14)

Issuance of additional stock            350                 5,096                                                        $  5,096

Investment unrealized gain/loss                                                       (16)                               $    (16)

Cash received from IPO                                                 59,520                                            $ 59,520

Unearned compensation                                          60                                    (60)                $      -

Amortization of unearned comp.                                                                     1,511                 $  1,511

Net loss                                                                                                       (8,394)   $ (8,394)
                                  ------------------------------------------------------------------------------------------------
Balance at August 31, 1999           24,090       $ 2    $ 93,065    $      -       $ (16)     $  (8,948)   $ (25,420)   $ 58,683
                                  ================================================================================================


NOTE 5.  ACQUISITION OF INTERNET IMAGE, INC.

         On October 4, 1999, the Company announced that it had signed a definitive agreement to acquire all outstanding shares of Internet Image, Inc. The closing of this transaction is contingent upon customary closing conditions. The Company intends to account for this transaction using the pooling-of-interest method of accounting. The estimated purchase price is $36 million.

NOTE 6.  ACQUISITION OF BITSOURCE, INC.

         On October 14, 1999, the Company acquired all outstanding shares of BITSource, Inc. The Company intends to account for this transaction using the purchase method of accounting and, accordingly, the purchase price will be allocated to the tangible and intangible assets acquired on the basis of their respective fair values on the date of acquisition. The purchase price is $11 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         This management's discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of section 27a of the Securities Act Of 1933 and section 21e of the Securities Exchange Act of 1934 subject to risks and uncertainties. These forward-looking statements are typically denoted in this report by the phrases "anticipates," "believes," "expects," "plans" and similar phrases. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Risk Factors" beginning on page 12 of this quarterly report on Form 10-Q, including, without limitation, those entitled "the Company has a history of losses, expects future losses and may not ever become profitable," "the Company is substantially dependent on Netscape Communications Corporation and the termination of this relationship would have a substantial, immediate adverse effect on business," "the loss of one or more key customers would adversely affect revenue," "quarterly financial results are subject to significant fluctuations because of many factors and any of these factors could adversely affect the stock price," "newly introduced online services may not be able to generate anticipated revenue," "the Company may not be able to effectively compete in the e-commerce industry which is highly competitive," "the Company is dependent on market acceptance of electronic software delivery and, if it does not achieve widespread acceptance, business will be adversely affected," "continued adoption of the internet as a method of conducting business is necessary for future growth," "failure to expand internet infrastructure could limit future growth," "increased security risks of online commerce may deter future use of services," "the Company has experienced significant growth in business in recent periods and ability to manage this growth will affect business," "the Company needs to expand management systems and controls in order to support anticipated growth," "the Company may not be able to hire and retain sufficient sales, marketing and its support personnel needed to succeed," "executive officers and certain key personnel are critical to the business and these officers and key personnel may not remain in the future," "the Company intends to expand international operations. Uncertainty of international sales efforts could adversely affect business," "acquisitions could be difficult to integrate, disrupt business, dilute stockholder value and adversely affect operating results," "the Company faces risk of claims from third parties for intellectual property infringement that could adversely affect business," "potential year 2000 problems with internal operating systems or the software products resold, could adversely affect business," "spending by customers to evaluate and address year 2000 compliance could result in lower demand for products and services," "the market may undergo rapid technological change. Future success of the Company will depend on its ability to meet the changing needs of the industry," "the Company does not have a disaster recovery plan or back up systems and a disaster could severely damage operations," "additional government regulations may increase costs of doing business" and "reliance should not be made on forward-looking statements because they are inherently uncertain". The discussion of those risk factors is incorporated herein by this reference as if said discussion was fully set forth at this point.

INTRAWARE OVERVIEW

         The Company is the leading IT e-Marketplace for web-based software and services. The Company enables IT professionals worldwide to efficiently and cost-effectively research, evaluate, purchase, download and update business-class software online. As a business-to-business e-commerce company, the Company provides an online purchasing service through intraware.shop, comprehensive IT information and interactive research services through IT Knowledge Center and software update management services through SubscribNet.

         The Company generates software product revenue from the sale of third party software and related maintenance products. Of this revenue, sale of software licenses is recognized when there is evidence of an arrangement for a fixed and determinable fee that is probable of collection and the software is available for customer download through intraware.shop. Related maintenance revenue is recognized ratably over the terms of the underlying service contract. Online service revenue is derived primarily from delivery of SubscribNet and other fee-based information services. Online service revenue is recognized ratably over the term of the underlying service contracts.

         The Company has a limited operating history upon which investors may evaluate its business and prospects. Since inception, the Company has incurred significant losses, and, as of August 31, 1999, had an accumulated deficit of approximately $25.4 million. The Company intends to expend significant financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings. As a result, the Company expects to incur additional losses and continued negative cash flow from operations for the foreseeable future. Such losses are anticipated to increase significantly from current levels. There can be no assurance that the Company's sales will increase or continue at their current level. There also can be no assurances that the Company will achieve or maintain profitability or generate cash from operations in future periods. The Company's future must be considered in light of the risks frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as e-commerce. To address these risks, the Company must, among other things, maintain existing and develop new relationships with software publishers, continue to improve existing and develop new services, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's current and future expense levels are based largely on its planned operations and estimates of future sales. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales would have an immediate adverse effect on the Company's business, financial condition and results of operations. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company is unable to accurately forecast its sales and believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

For the three months ended August 31, 1999 and 1998 and six months ended August 31, 1999 and 1998:

TOTAL REVENUE

         Revenue for the three months ended August 31, 1999 was $19.2 million, which represents a 134.1% increase over revenue for the three months ended August 31, 1998 of $8.2 million. Product revenue accounted for $16.3 million or 84.9% of quarterly revenue, while service revenue accounted for $2.9 million or 15.1% of quarterly revenue.

         Revenue for the six months ended August 31, 1999 was $35.6 million, which represents a 169.7% increase over revenue for the six months ended August 31, 1998 of $13.2 million. Product revenue accounted for $30.3 million or 85.1% of the six months revenue, while service revenue accounted for $5.3 million or 14.9% of the six months revenue.

         The increase in revenue, for both periods, was primarily due to higher product sales.

TOTAL COST OF REVENUE

         Cost of revenue for the three months ended August 31, 1999 was $14.3 million or a gross margin of 25.5% as compared to the three months ended August 31, 1998, which was $6.9 million or a gross margin of 15.9%.

         Cost of revenue for the six months ended August 31, 1999 was $27.0 million or a gross margin of 24.2% as compared to the six months ended August 31, 1998, which was $10.9 million or a gross margin of 17.4%.

         Costs of revenue primarily consists of the cost of third-party products sold, content development and acquisition, Internet connectivity and allocated overhead charges. The Company purchases third-party products at a discount to the third-party's established list prices according to standard reseller terms. The increase in the cost of revenue dollars, for both periods, was primarily due to higher product sales. The margin percentage increase primarily reflects stronger margins on product sales.

SALES AND MARKETING

         Sales and marketing costs were $6.4 million for the three months ended August 31, 1999, or 33.3% of revenue, as compared to $2.4 million, or 29.3% of revenue, for the three months ended August 31, 1998.

         Sales and marketing costs were $11.8 million for the six months ended August 31, 1999, or 33.1% of revenue, as compared to $4.1 million, or 31.1% of revenue, for the six months ended August 31, 1998.

         Sales and marketing expenses primarily consist of compensation of sales and marketing personnel, advertising, promotional expenses, training and other marketing related costs. The increase, in both periods, is primarily the result of additional advertising and marketing expenditures as well as the addition of personnel and external sales offices throughout the United States. The Company plans to make significant investments in sales and marketing to expand the direct sales force, increase marketing expenditures, continue to develop strategic relationships to drive traffic to the Company's web-site and generate leads for products and services.

PRODUCT DEVELOPMENT

         Product development costs were $1.3 million for the three months ended August 31, 1999, or 6.8% of revenue, as compared to $0.4 million, or 4.9% of revenue, for the three months ended August 31, 1998.

         Product development costs were $2.3 million for the six months ended August 31, 1999, or 6.5% of revenue, as compared to $0.8 million, or 6.1% of net revenue for the six months ended August 31, 1998.

         Product development expenses primarily consist of personnel costs, consulting and equipment depreciation. Costs related to research, design and development of products and services have also been charged to product development expense as incurred. The increase, for both periods, was primarily due to an increase in the number of product development personnel employed to support expansion of the SubscribNet online service and other online service offerings. The Company believes significant investments in product development is essential to its future success and expects that the amount of product development expense will increase in future periods.

GENERAL AND ADMINISTRATIVE

         General and administrative costs were $1.7 million for the three months ended August 31, 1999, or 8.9% of revenue, as compared to $0.7 million, or 9% of revenue, for the three months ended August 31, 1998.

         General and administrative costs were $2.8 million for the six months ended August 31, 1999, or 7.9% of revenue, as compared to $1.2 million, or 9.1% of revenue, for the six months ended August 31, 1998.

         General and administrative expenses consist primarily of compensation for administrative and executive personnel, facility costs and fees for professional services. The increase, in both periods, is primarily due to the use of outside professional consulting services, including the ongoing implementation of Sales Force Automation and Accounting software. In addition, the Company required increased expenditures in accounting and legal for strategic partnering arrangements and compliance with reporting obligations as a public company. Management expects general and administrative expense to increase in future periods.

STOCK COMPENSATION

         Stock compensation expense was $0.8 million for the three months ended August 31, 1999, or 4.2% of revenue, as compared to $0.2 million for the three months ended August 31, 1998, or 2.4% of revenue.

         Stock compensation expense was $1.5 million for the six months ended August 31, 1999, or 4.2% of revenue, as compared to $0.3 million for the six months ended August 31, 1998, or 2.3% of revenue.

         Stock compensation expense is an ongoing charge through August 2002 that is related to employee stock options granted while the Company was not publicly held.

INTEREST EXPENSE

         Interest expense was $23 thousand for the three months ended August 31, 1999, or 0.1% of revenue, as compared to $47 thousand, or 0.5% of revenue for the three months ended August 31, 1998.

         Interest expense was $58 thousand for the six months ended August 31, 1999, or 0.2% of revenue, as compared to $109 thousand, or 0.8% of revenue for the six months ended August 31, 1998.

         Interest expense relates to obligations under capital leases and borrowings under a bank line. The reduction in interest expense, in both periods, is primarily the result of funds received from the initial public offering.

INTEREST INCOME

         Interest income was $720 thousand for the three months ended August 31, 1999, or 3.8% of revenue, as compared to $94 thousand, or 1.1% of revenue for the three months ended August 31, 1998.

         Interest income was $1.448 million for the six months ended August 31, 1999, or 4.1% of revenue, as compared to $111 thousand, or 0.8% of revenue for the six months ended August 31, 1998.

         The increase in interest income, for both periods, is primarily the result of funds received in the initial public offering.

INCOME TAXES

         Due to the Company's loss position, there was no provision for income taxes for any of the periods presented. At February 28, 1999, the Company had federal and state net operating loss carry forwards of approximately $13 million and $7 million, respectively. The federal net operating loss carry forwards will expire in varying amounts beginning in 2012 if not utilized, and the state net operating loss carry forwards will expire in the year 2005.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has satisfied its current cash requirements through the initial public offering, which was effective on February 25, 1999. As of August 31, 1999, the Company had approximately $8.4 million of cash and cash equivalents and $47.0 million in short and long-term investments. The
Company's principal commitments consisted of obligations outstanding under bank credit lines and capital and operating leases. Although the Company has no material commitments for capital expenditures, it anticipates an increase in the rate of capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel.

         The Company believes that it has sufficient cash, short and long term investments and availability from its bank line of credit to meet its anticipated liquidity needs for working capital and expenditures for at least the next twelve months. The Company's future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of the Company's operations will affect these requirements. The Company may also have increased capital requirements in order to respond to competitive pressures. Also, the Company may need additional capital to fund acquisitions of complementary businesses and technologies. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties. Actual results could vary materially as a result of the factors described above. If additional capital resources are required, the Company may seek to sell additional equity, debt securities or increase its bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to the Company.

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software products used by many companies may need to be upgraded to comply with these year 2000 requirements. The Company's services, including SubscribNet, intraware.shop, Compariscope, IT Knowledge Center, Virtual Express and their associated and supporting tools, web-sites and infrastructure were designed and developed to be year 2000 compliant. The Company's internal systems used to deliver its services, however, utilize third-party hardware and software. The Company has contacted these infrastructure products' vendors in order to gauge their year 2000 compliance. Based on these vendors' representations, the Company believes that the third-party hardware and software it uses are year 2000 compliant. There can be no assurance, however, that the Company will not experience unanticipated negative consequences, including material costs caused by undetected errors or defects in the technology used in its internal systems. If, in the future, it comes to the Company's attention that certain of its services need modification or certain of its third-party hardware and in third-party software are not year 2000 compliant, then the Company will seek to make modifications to its systems. In such case, the Company expects such modifications to be made on a timely basis and does not believe that the cost of such modifications will have a material effect on its operating results. There can be no assurance, however, that the Company will be able to modify such products, services and systems in a timely and successful manner to comply with the year 2000 requirements, which could have a material adverse effect on its business and operating results.

         Further, while the Company typically has received warranties and indemnities from its software vendors with respect to year 2000 compliance of the software products resold, independent verification for year 2000 compliance of these products is not performed. If such software products nevertheless require modification to be year 2000 compliant, demand for such products could decline if such modifications are not timely made by the software vendors. This, in turn, could adversely affect the Company's business and results of operations. The Company has no contingency plan to address the effect of year 2000 noncompliance of the software products it resells. However, the Company, in the normal course of its business, seeks to identify additional software products that are year 2000 compliant and to enter into arrangements to resell these products. There can be no assurance that the Company's efforts to identify and resell additional software products would timely address revenue shortfalls that could result from software products of one or more of its vendors being noncompliant.

         Year 2000 issues also could cause a significant number of companies, including current customers, to reevaluate their current system needs and, as a result, consider switching to other systems and suppliers. Any of these events could result in a material adverse effect on the Company's business, operating results and financial condition.

RISK FACTORS

         Investors should carefully consider the risks described below before making a decision to invest in the Company. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that are not currently considered important to an investor, may also harm business operations. If any of the events, contingencies, circumstances or conditions described in the following risks factors section actually occur, the business, financial condition or results of operations could be seriously harmed. If that occurs, the trading price of the Company's common stock could decline and you may lose part or all of your investment.

THE COMPANY HAS A HISTORY OF LOSSES, EXPECTS FUTURE LOSSES AND MAY NOT EVER BECOME PROFITABLE.

         The Company has not achieved profitability, expects to incur net losses in the foreseeable future and may not ever become profitable in the future. The Company incurred net losses of $8.4 million for the six-months ended August 31, 1999, $12 million for the year ended February 28, 1999, $4.0 million for the year ended February 28, 1998 and $944 thousand for the period from August 14, 1996 through February 28, 1997. As of August 31, 1999, the Company had an accumulated deficit of $25.4 million. Net losses have increased for each quarter since inception and the Company cannot assure you this trend will not continue. Increased sales and marketing, product development and administrative expenses are expected and, as a result, generation of significant additional revenue is required to achieve and maintain profitability.

         The Company was founded in August 1996 and is an early stage company. Limited operating history makes it difficult to forecast future operating results. Although revenue has grown in recent quarters, the Company cannot be certain that such growth will continue or that sufficient revenue will be achieved for profitability. If profitability is achieved in any period, the Company cannot be certain of continued or increased profitability on a quarterly or annual basis. For more detailed information regarding operating results and financial condition, please see "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

THE COMPANY IS SUBSTANTIALLY DEPENDENT ON NETSCAPE COMMUNICATIONS CORPORATION AND THE TERMINATION OF THIS RELATIONSHIP WOULD HAVE A SUBSTANTIAL, IMMEDIATE ADVERSE EFFECT ON BUSINESS.

         For the year ended February 28, 1999, 90% of software product revenue was generated from the sale of Netscape software, and 92% of online service revenue from the outsourcing of SubscribNet services to Netscape. As a result, transactions with Netscape and the sale of Netscape products accounted for over 90% of total net revenue in the year ended February 28, 1999. In the quarter ended August 31, 1999, Netscape product revenue was 82% of total product revenue. The Company cannot assure you that the Netscape relationship will continue and, if discontinued or limited, the business would be adversely affected.

         The Company provides online software update and license management services to Netscape customers through SubscribNet service under a one-year agreement with Netscape entered into effective October 1, 1998. In March 1999, Netscape extended the agreement for an additional year. As of July 1, 1999, the contract was rewritten with Sun Microsystems, Inc., to reflect the Sun Netscape Alliance. The contract runs through September 30, 2000. Sun has the right, however, to terminate this agreement upon 180 days notice. The Company cannot assure you that Sun will not terminate this agreement. Substantially all of SubscribNet revenue to date has been generated through the Netscape (now Sun) contract and failure to renew this contract at the end of the term could have a material adverse effect on SubcribNet revenue and on the Company as a whole.

THE LOSS OF ONE OR MORE KEY CUSTOMERS WOULD ADVERSELY AFFECT REVENUE.

         A substantial amount of revenue from software product sales, in any given future period, may come from a relatively small number of customers. If one or more major customers were to substantially cut back software purchases or stop using the Company's products or services, operating results would be materially adversely affected. The Company has no long-term contractual relationships with any of these customers because customers purchase software on a transaction by transaction basis. As a result, the Company cannot make assurances that the customers who purchase software will become repeat buyers.

QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS BECAUSE OF MANY FACTORS AND ANY OF THESE FACTORS COULD ADVERSELY AFFECT THE STOCK PRICE.

         Quarter-to-quarter comparisons of operating results are not a good indication of future performance. It is likely that in some future quarter, operating results may be below the expectations of public market analysts and investors and, as a result, the price of the Company's common stock may fall. Operating results have varied widely in the past and the Company expects that they will continue to vary significantly from quarter to quarter due to a number of risk factors, including:

- demand for online services and the products of software vendor partners;
- timing of sales of online services and the products of software vendor partners;
- loss of strategic relationships with major software vendor partners;
- mix of proprietary online services vs. software products sold;
- delays in introducing online services or vendors' software products according to planned release schedules;
- ability to retain existing customers and attract new customers;
- changes in pricing policies or the pricing policies of software vendor partners;
- changes in the growth rate of Internet usage and acceptance by customers of electronic software delivery for large software purchases, particularly for international customers;
- technical difficulties, system failures or Internet downtime;
- mix of domestic and international sales;
- certain government regulations;
- ability to upgrade and develop information technology systems and infrastructure;
- costs related to acquisitions of technology or businesses; and
- general economic conditions as well as those specific to the Internet and related industries.

         The Company has experienced uncertainty with gross margins on revenue derived from software product sales and anticipates that such uncertainty may continue. Also, as sales and marketing efforts are broadened to support recently introduced online services, such as SubscribNet and Compariscope, the Company may experience one or more quarters of reduced software product sales. Any shortfall in revenue would directly adversely affect operating income or loss, and these fluctuations could affect the market price of common stock.

         The Company plans to significantly increase operating expenses to expand sales and marketing operations, broaden customer support capabilities and fund greater levels of product development. Operating expenses, which include sales and marketing, product development and general and administrative expenses, are based on expectations of future revenue and is relatively fixed in the short term. If revenue falls below expectations and spending is not quickly reduced in response, operating results would be adversely affected.

NEWLY INTRODUCED ONLINE SERVICES MAY NOT BE ABLE TO GENERATE ANTICIPATED
REVENUE.

         The Company has only recently started selling a number of online services such as SubscribNet and Compariscope. These online services may not result in additional customers and customer loyalty, significant additional revenue or improved operating margins in future periods. Additionally, software vendors may not continue to find it strategically or economically justifiable for the Company to deliver these services, particularly SubscribNet, to their customers.

         The Company had no significant online service revenue until the quarter ended November 30, 1998, and for the year ended February 28, 1999, revenue from these online services totaled only $3.7 million, which constituted 9.6% of total revenue for that period. For the six months end August 31, 1999 online service revenue was $5.3 million, which constituted 15% of total revenue for that period. Although this constitutes a slight increase, online services are not likely to constitute a significant portion of total revenue in any given quarter until at least the first half of calendar 2000. This projection, however, is a forward-looking statement and actual results could differ materially from those anticipated as a result of a number of factors, including demand for online services and the competitive service offerings of others. These online services are not only important to improving operating results but also to continuing to attract and retain both software vendor and corporate information technology professional customers and in differentiating the Company's online service offerings from those of competitors.

THE COMPANY MAY NOT BE ABLE TO EFFECTIVELY COMPETE IN THE E-COMMERCE INDUSTRY WHICH IS HIGHLY COMPETITIVE.

         The market for selling software products and related online services is highly competitive. The Company expects competition to intensify as current competitors expand their product offerings and new competitors enter the market. Price competition on software sales, particularly on large sales transactions, has recently become a factor and is expected to continue to be a factor. Successful competition against current or future competitors cannot be assured and competitive pressures may adversely affect business and results of operations.

         Current competitors include a number of companies offering one or more solutions for the evaluation, purchase, deployment and maintenance of business software. Because there are relatively low barriers to entry in the software and Internet services markets, additional competition from other established and emerging companies is expected. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a significant adverse effect on business and results of operations.

         Many current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, better name recognition and a larger installed base of customers. Many competitors may also have well-established relationships with the Company's existing and prospective customers.

         Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs and compete. The Company expects competition to increase as a result of software industry consolidations. As a result, the Company may not be able to effectively compete for customers.

THE COMPANY IS DEPENDENT ON MARKET ACCEPTANCE OF ELECTRONIC SOFTWARE DELIVERY AND, IF IT DOES NOT ACHIEVE WIDESPREAD ACCEPTANCE, BUSINESS WILL BE ADVERSELY AFFECTED.

         The Company's success will depend in large part on acceptance by information technology professionals of electronic software delivery as a method of buying business software. If electronic software delivery does not achieve widespread market acceptance, business will be adversely affected. Electronic software delivery is a relatively new method of selling software products and the growth and market acceptance of electronic software delivery is highly uncertain and subject to a number of risk factors. These factors include:

- potential for state and local authorities to levy taxes on Internet transactions;
- availability of sufficient network bandwidth to enable purchasers to rapidly download software;
- number of software packages that are available for purchase through electronic software delivery as compared to those available through traditional delivery methods;
-  level of customer confidence in the process of downloading software;
   and
-  relative ease of such a process and concerns about transaction security.

         Even if electronic software delivery achieves widespread acceptance, the Company cannot be sure that it will overcome the substantial technical challenges associated with electronically delivering software reliably and consistently on a long-term basis. Furthermore, the proliferation of software viruses poses a risk to market acceptance of electronic software delivery. Any well-publicized transmission of a computer virus, by the Company or another company using electronic software delivery, could deter information technology professionals from utilizing electronic software delivery technology and business could be adversely affected.

CONTINUED ADOPTION OF THE INTERNET AS A METHOD OF CONDUCTING BUSINESS IS NECESSARY FOR FUTURE GROWTH.

         The widespread acceptance and adoption of the Internet by traditional businesses for conducting business and exchanging information is likely only in the event that the Internet provides these businesses with greater efficiencies and improvements. The failure of the Internet to continue to develop as a commercial or business medium would adversely affect business.

FAILURE TO EXPAND INTERNET INFRASTRUCTURE COULD LIMIT FUTURE GROWTH.

         The recent growth in Internet traffic has caused frequent periods of decreased performance. If Internet usage continues to grow rapidly, its infrastructure may not be able to support these demands and its performance and reliability may decline. If outages or delays on the Internet occur frequently or increase in frequency, overall Web usage including usage of the Company's Web site, in particular, could grow more slowly or decline. The Company's ability to increase the speed and scope of services to customers is ultimately limited by and dependent upon the speed and reliability of both the Internet and customers' internal networks. Consequently, the emergence and growth of the market for the Company's service is dependent on improvements being made to the entire Internet as well as to individual customers' networking infrastructures to alleviate overloading and congestion.

INCREASED SECURITY RISKS OF ONLINE COMMERCE MAY DETER FUTURE USE OF SERVICES.

         Concerns over the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of the Internet and other online services generally, and online commerce in particular. Failure to prevent security breaches could significantly harm business and results of operations. The Company cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography or other developments will not result in a compromise or breach of the algorithms used to protect customers' transaction data or software vendors' products. Anyone who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in operations. The Company may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of security could deter people from using the Web to conduct transactions that involve transmitting confidential information or downloading sensitive materials.

THE COMPANY HAS EXPERIENCED SIGNIFICANT GROWTH IN BUSINESS IN RECENT PERIODS AND ABILITY TO MANAGE THIS GROWTH WILL AFFECT BUSINESS.

         The Company's ability to successfully offer products and services and implement the business plan in a rapidly evolving market requires an effective planning and management process. The Company has increased, and plans to continue to increase, the scope of operations domestically and internationally. These expansion efforts could be expensive, could put a strain on management and, if not managed properly, could adversely affect business. Headcount has grown and will continue to grow substantially. In particular, expansion will be required in technology infrastructure, including making certain key employee hires in product development. These hires historically have been difficult and the Company cannot make assurances that successfully recruiting to attract and retain a sufficient number of qualified personnel will occur.

THE COMPANY NEEDS TO EXPAND MANAGEMENT SYSTEMS AND CONTROLS IN ORDER TO SUPPORT ANTICIPATED GROWTH.

         The Company's growth, and anticipated future growth, will continue to place a significant strain on management systems and controls. The Company cannot make assurances that timely expansion of technology resources will support anticipated growth. Continued improvement of financial and managerial controls and reporting systems and procedures are also required. Furthermore, requirements to manage multiple relationships with various software vendors, customers and other third parties are expected.

THE COMPANY MAY NOT BE ABLE TO HIRE AND RETAIN SUFFICIENT SALES, MARKETING AND SUPPORT PERSONNEL NEEDED TO SUCCEED.

         If the Company fails to hire and retain sufficient numbers of sales, marketing and support personnel, business and results of operations would be adversely affected. Competition for qualified sales and marketing and support personnel is intense. It may be difficult to hire and retain sufficient numbers of qualified sales and marketing and support personnel. The Company needs to substantially expand sales operations and marketing efforts, both domestically and internationally, in order to increase market awareness and sales of the products and services offered. These products and services require a sophisticated sales effort targeted at several people within the information technology departments of prospective customers. The Company recently expanded the direct sales force and plans to hire additional sales personnel.

         The Company currently has a small customer service and support organization and will need to increase staff to support new customers and the expanding needs of existing customers. Hiring customer service and support personnel is very competitive in this industry due to the limited number of people available with the necessary technical skills and understanding of the Internet. The Company cannot make assurances that qualified customer service and support personnel will be hired and retained in sufficient numbers.

EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO THE BUSINESS AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN IN THE FUTURE.

         Future success depends upon the continued service of executive officers and other key technology, sales, marketing and support personnel and none of these officers or key employees are bound by an employment agreement for any specific term. Lost services of one or more key employees, or if one or more executive officers or employees decided to join a competitor or otherwise compete directly or indirectly, this could have a significant adverse effect on business. In particular, the services of Peter Jackson, Chief Executive Officer, and Paul Martinelli, Chief Technology Officer, would be difficult to replace.

THE COMPANY INTENDS TO EXPAND INTERNATIONAL OPERATIONS. UNCERTAINTY OF INTERNATIONAL SALES EFFORTS COULD ADVERSELY AFFECT BUSINESS.

         The Company may not be able to successfully market, sell, deliver and support Company services and vendors' software products internationally. Planned international expansion will require significant management attention and financial resources. Inability to expand international operations successfully and in a timely manner, could be adversely affect business and operating results.

         To date, the Company has not had substantial revenue from sales to international customers. The Company intends to expand the scope of sales to international customers in future periods and, in calendar 1999, plans to open international offices and hire international sales personnel, including the establishment of at least one European office. The Company has only limited experience in marketing, selling and supporting services and vendors' software products overseas. Additionally, the Company does not have any experience in developing foreign language versions of its services. This may be more difficult or take longer than anticipated, especially due to international problems, such as language barriers or currency exchange. Also, the Internet infrastructure in such foreign countries may be less advanced than the domestic Internet infrastructure and may result in longer response time and less accurate or consistent electronic software delivery.

         In addition, contracts with the Netscape-Sun Alliance currently do not allow marketing or selling Netscape-Sun products, other than in connection with SubscribNet service, in Europe. Revenue from European customers may not be able to grow as planned unless rights are obtained to market and sell Netscape-Sun Alliance products in Europe.

ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OPERATING RESULTS.

         The Company currently intends to make investments in complementary companies, services and technologies. These acquisitions and investments could disrupt ongoing business, distract management and employees and increase expenses. The acquisitions of BITSource, Inc., Internet Image, Inc. and other future acquisitions, could mean facing difficulties in assimilating personnel and operations. In addition, the key personnel of the acquired company(s) may decide to take other employment opportunities. Acquisitions of additional services or technologies also involve risks of incompatibility and the need for integration into existing services and marketing, sales and support efforts. Also, financing acquisitions by incurring debt or issuing equity securities could dilute existing stockholder's investment. Any amortization of goodwill or other assets or other charges resulting from the costs of such acquisitions could adversely affect operating results.

THE COMPANY FACES RISK OF CLAIMS FROM THIRD PARTIES FOR INTELLECTUAL PROPERTY INFRINGEMENT THAT COULD ADVERSELY AFFECT BUSINESS.

         The Company's services operate, in part, by making software products and other content available to customers. This creates the potential for claims to be made, either directly, or through contractual indemnification provisions with vendors. Any claims could result in costly litigation and be time-consuming to defend, divert management's attention and resources, cause delays in releasing new or upgrading existing services or require the Company to enter into royalty or licensing agreements. These claims could be made for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of these materials.

         Litigation regarding intellectual property rights is common in the Internet and software industries. The Company expects that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in this industry segment grows and the functionality of products in different industry segments overlaps. There can be no assurance that the Company's services do not infringe on the intellectual property rights of third parties.

         In addition, the Company may be involved in litigation involving the software of third party vendors that is electronically distributed. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. A successful claim of infringement against the Company and failure or inability to license the infringed or similar technology could adversely affect business. Although the Company carries general liability insurance, this insurance may not cover all potential claims or may not be adequate to cover all potential liabilities that may be imposed.

         The Company's success and ability to compete are substantially dependent upon internally developed technology, which is protected through a combination of copyright, trade secret and trademark law. The Company has no patents issued or applied for, to date, on Company technology. The Company is aware that certain other companies are using or may have plans to use the name "Intraware" as a company name or as a trademark or servicemark. The Company has not received any notice of claims of trademark infringement. The Company cannot make assurances that these companies will not claim superior rights to "Intraware" or to other marks used. Despite the Company's efforts to protect proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use services or technology and certainty that the steps taken will prevent misappropriation of technology also cannot be guaranteed.

POTENTIAL YEAR 2000 PROBLEMS WITH INTERNAL OPERATING SYSTEMS OR THE SOFTWARE PRODUCTS RESOLD, COULD ADVERSELY AFFECT BUSINESS.

         The Company cannot make assurances that unanticipated negative consequences from year 2000 problems, including material costs caused by undetected errors or defects in the technology used in internal systems will not be experienced. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software products used by many companies may need to be upgraded to solve this problem.

         The Company's online services, including IT Knowledge Center, Compariscope, intraware.shop, Virtual Express, SubscribNet and their associated and supporting tools, Web sites and infrastructure were designed and developed to be year 2000 compliant. Internal systems, including those used to deliver services, utilize third-party hardware and software. The Company has contacted these infrastructure products' vendors in order to gauge their year 2000 compliance. Based on vendors' representations, it is believed that the third-party hardware and software in use is year 2000 compliant.

         If it comes to the Company's attention that certain services need modification, or certain third-party hardware and software is not year 2000 compliant, attempts will be made to make modifications to services and systems on a timely basis. The Company does not believe that the cost of such modifications will materially affect operating results. Yet, assurances cannot be made that modifications to such products, services and systems will be made in a timely and successful manner. Failure to do so could have a material adverse effect on operating results.

         Also, even though the Company typically receives warranties and indemnities from software vendors with respect to year 2000 compliance of the software products resold, independent verification has not been completed on the year 2000 compliance of these products. If these software products, nevertheless, require modification to be year 2000 compliant, demand for them could decline precipitously if modifications are not timely made by the software vendors. As a result, these modifications could adversely affect business and results of operations. In addition, if software products resold are not year 2000 compliant and are installed at customer sites, the Company cannot assure you that the indemnities received from vendors would be sufficient for any customer claims. Any claims could divert significant management, financial and other resources and commercial insurance coverage may not be adequate to cover such claims.

         The Company has no contingency plan to address the effect of year 2000 noncompliance of software products resold. In the normal course of business, the Company seeks to identify additional software products that are year 2000 compliant and to enter into arrangements to resell these products. The Company cannot assure you that these efforts will timely address any revenue shortfalls that could result from software products of one or more of software vendors being noncompliant.

SPENDING BY CUSTOMERS TO EVALUATE AND ADDRESS YEAR 2000 COMPLIANCE COULD RESULT IN LOWER DEMAND FOR PRODUCTS AND SERVICES.

         Year 2000 compliance issues also could cause a significant number of companies, including current customers, to reevaluate their current system needs and, as a result, consider switching to other systems and suppliers. This could result in a material adverse effect on business, operating results and financial condition. Also, during the next four months, there is likely to be an increased customer focus on addressing year 2000 compliance issues, creating the risk that customers may reallocate capital expenditures to fix year 2000 problems of existing systems. Although the Company has not experienced these effects to date, if customers defer purchases of business software and related services because of such a reallocation, it may adversely affect operating results.

THE MARKET MAY UNDERGO RAPID TECHNOLOGICAL CHANGE. FUTURE SUCCESS OF THE COMPANY WILL DEPEND ON ITS ABILITY TO MEET THE CHANGING NEEDS OF THE INDUSTRY.

         Rapidly changing technology, evolving industry standards and frequent new product announcements characterize this market. To be successful, the Company must adapt to the rapidly changing market by continually improving the performance, features and reliability of services. The Company could incur substantial costs to modify services or infrastructure in order to adapt to these changes. The business could be adversely affected if significant costs are incurred without adequate results or if unable to adapt rapidly to these changes.

THE COMPANY DOES NOT HAVE A DISASTER RECOVERY PLAN OR BACK UP SYSTEMS AND A DISASTER COULD SEVERELY DAMAGE OPERATIONS.

         The Company currently does not have a disaster recovery plan in effect and does not have fully redundant systems for service at an alternate site. A disaster could severely damage business and results of operations because service could be interrupted for an indeterminate length of time. Operations depend upon the ability to maintain and protect computer systems which are located in the Company's principal headquarters in Orinda, California and at two offsite locations managed by third parties in Santa Clara, California and San Francisco, California. Orinda, Santa Clara and San Francisco exist on or near known earthquake fault zones. Although the outside facilities, which host primary Web and database servers, are designed to be highly redundant, the facilities are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although the Company maintains insurance against fires, floods, earthquakes and general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

ADDITIONAL GOVERNMENT REGULATIONS MAY INCREASE COSTS OF DOING BUSINESS.

         The law governing Internet transactions remains largely unsettled, even in areas where there has been some legislative action. The adoption or modification of laws or regulations relating to the Internet could adversely affect business by increasing costs and administrative burdens. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet.

         Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The most recent session of the United States Congress resulted in Internet laws regarding children's privacy, copyrights and taxation. The European Union has enacted its own data protection and privacy directive, which required all 15 European Union Member States to implement laws relating to the processing and transmission of personal data by October 25, 1998. The Company must comply with these new regulations in both Europe and the United States, as well as any other regulations adopted by other countries where business is acquired. The growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. Compliance with any newly adopted laws may prove difficult and may negatively affect business.

RELIANCE SHOULD NOT BE MADE ON FORWARD-LOOKING STATEMENTS BECAUSE THEY ARE INHERENTLY UNCERTAIN.

         Reliance should not be made on forward-looking statements in this 10-Q. This 10-Q also contains forward-looking statements that involve risks and uncertainties. The Company uses words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify such forward-looking statements. Undo reliance should not be made on these forward-looking statements, which apply only as of the date hereof. Actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described above and elsewhere in this 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issue or issuer. At August 31, 1999, $8.4 million of the Company's cash, cash equivalents and investment portfolio carried maturity dates of less than 90 days, $12.1 million carried maturity dates of less that one year and $34.8 million carried maturity dates of greater that one year. The Company has the ability to hold the portfolio to maturity, if deemed necessary. The effect of changes in interest rates of +/- 10% over a six-month horizon would not have a material effect on the fair market value of the portfolio.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As of the date hereof, there is no material litigation pending against the Company. From time to time, the Company may be a part to litigation and claims incident to the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the results of operations, financial condition or prospects.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 25, 1999, the Company commenced the initial public offering of 4,600,000 shares of common stock, including 600,000 shares subject to an overallotment option on behalf of certain selling stockholders pursuant to a registration statement on Form S-1 (Commission File No. 333-69261) declared effective on February 25, 1999. The managing underwriters of the public offering were Credit Suisse First Boston Corporation, BancBoston Robertson Stephens Inc., and Hambrecht & Quist LLC.

         The 4,000,000 shares registered on the Company's behalf and 600,000 shares registered on the behalf of certain selling stockholders were sold at a price per share of $16.00. The aggregate-offering price of the shares offered by the Company was $64,000,000, less underwriting discounts and commissions of $4,480,000 and expenses of approximately $1,300,000. The proceeds are to be used for general corporate purposes, principally working capital, capital expenditures, potential acquisitions and additional sales and marketing efforts. For the quarter ending May 31, 1999, net cash used from the offering for operating activities totaled $4.7 million and cash flows used for investing activities, principally the purchase of computer equipment, totaled $2.3 million.

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

         27.1 Financial Data Schedule

b)       Reports on Form 8-K

The Company filed no reports on Form 8-K as during the quarter ended August 31, 1999.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INTRAWARE INC.

Dated:October 14, 1999           By:  /s/ Donald  M. Freed

                                      Donald  M. Freed
                                      Executive Vice President and Chief
                                      Financial Officer









24