Form 10-Q
period 1999-11-30
INTRAWARE INC
filed 2000-01-14
CIK 1025134

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER

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

    Indicate by check (X) whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 30, 1999 there were 24,551,666 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                     PAGE
                                                                                    NUMBER
                                                                                    ------
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets as of November 30, 1999 and February 28, 1999..........     3

            Statements of Operations for the Three Months and Nine Months Ended
              November 30, 1999 and November 30, 1998.............................     4

            Statements of Cash Flows for the Nine Months Ended November 30, 1999
              and November 30, 1998...............................................     5

            Notes to Unaudited Interim Financial Information......................     6

Item 2.     Management's Discussion and Analysis of Financial Conditions and
              Results of Operations...............................................     9

            Risk Factors..........................................................    15

Item 3.     Quantitative and Qualitative Disclosures about Market Risk............    24

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings.....................................................    25

Item 2.     Changes in Securities and Use of Proceeds.............................    25

Item 3.     Defaults Upon Senior Securities.......................................    25

Item 4.     Submission of Matters to a Vote of Securities Holders.................    25

Item 5.     Other Information.....................................................    25

Item 6.     Exhibits and Reports on Form 8-K......................................    25

            Signatures............................................................    27

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                INTRAWARE, INC.

                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                              NOVEMBER 30,   FEBRUARY 28,
                                                                  1999           1999
                                                              ------------   ------------
                                                              (UNAUDITED)     (AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  6,182       $  1,792
  Short term marketable securities..........................       4,468             --
  Accounts receivable, net..................................      30,558         11,422
  Prepaid licenses and services.............................      14,966         16,864
  Other current assets......................................       1,823          2,614
                                                                --------       --------
    Total current assets....................................      57,997         32,692
Long term marketable securities.............................      33,989             --
Long term cost of deferred revenue..........................         574             --
Property and equipment, net.................................       4,983          1,962
Intangible assets, net......................................       9,926             --
Other assets................................................         135            352
                                                                --------       --------
      Total assets..........................................    $107,604       $ 35,006
                                                                ========       ========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Bank borrowings...........................................    $    500       $  1,371
  Accounts payable..........................................      23,078         17,667
  Accrued expenses..........................................       3,542          1,400
  Deferred revenue..........................................      18,188         13,218
  Short-term obligations....................................         286            213
                                                                --------       --------
    Total current liabilities...............................      45,594         33,869
Long term deferred revenue..................................         652             --
Other long term obligations.................................         313            168
                                                                --------       --------
      Total liabilities.....................................      46,559         34,037
                                                                --------       --------
Stockholders' equity:
Common stock; $0.0001 par value; 250,000 shares authorized,
  24,552 issued and outstanding; 250,000 shares authorized,
  23,756 shares outstanding.................................           2              2
Additional paid-in-capital..................................      99,926         87,912
Unearned compensation.......................................      (7,459)       (10,399)
Investment unrealized gain..................................         (75)            --
Initial public offering proceeds receivable.................          --        (59,520)
Accumulated deficit.........................................     (31,349)       (17,026)
                                                                --------       --------
    Total stockholders' equity..............................      61,045            969
                                                                --------       --------
      Total liabilities and stockholders' equity............    $107,604       $ 35,006
                                                                ========       ========

             See notes to unaudited interim financial information.

                                INTRAWARE, INC.

                            STATEMENTS OF OPERATIONS

                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                        FOR THE                       FOR THE
                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                              ---------------------------   ---------------------------
                                              NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,
                                                  1999           1998           1999           1998
                                              ------------   ------------   ------------   ------------
                                              (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Net revenues:
  Software product sales....................     $21,312        $ 9,842       $ 51,588        $23,027
  Online services...........................       3,457          1,450          8,798          1,529
                                                 -------        -------       --------        -------
    Total net revenues......................      24,769         11,292         60,386         24,556
                                                 -------        -------       --------        -------
Cost of net revenues:
  Software product sales....................      17,262          8,650         43,634         19,421
  Online services...........................         781            293          1,424            470
                                                 -------        -------       --------        -------
    Total cost of net revenues..............      18,043          8,943         45,058         19,891
                                                 -------        -------       --------        -------
      Gross profit..........................       6,726          2,349         15,328          4,665
                                                 -------        -------       --------        -------
Operating expenses:
  Sales and marketing.......................       7,913          4,793         19,712          8,863
  Product development.......................       1,775            473          4,054          1,258
  General and administrative................       2,185            958          4,982          2,143
  Stock option compensation.................         690            498          2,201            801
  Merger and acquisition related costs
    including amortization of intangibles...         825             --            825             --
                                                 -------        -------       --------        -------
    Total operating expenses................      13,388          6,722         31,774         13,065
                                                 -------        -------       --------        -------
Loss from operations........................      (6,662)        (4,373)       (16,446)        (8,400)
Interest and other income(expense), net.....         732             21          2,122             23
                                                 -------        -------       --------        -------
Net loss....................................     $(5,930)       $(4,352)      $(14,324)       $(8,377)
                                                 =======        =======       ========        =======
Basic and diluted net loss per share........     $ (0.25)       $ (1.01)      $  (0.63)       $ (2.40)
                                                 =======        =======       ========        =======
Shares used in computing basic and diluted
  net loss per share........................      23,361          4,315         22,801          3,492
                                                 =======        =======       ========        =======

             See notes to unaudited interim financial information.

                                INTRAWARE, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                        FOR THE
                                                                   NINE MONTHS ENDED
                                                              ---------------------------
                                                              NOVEMBER 30,   NOVEMBER 30,
                                                                  1999           1998
                                                              ------------   ------------
                                                              (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
  Net loss..................................................    $(14,324)      $ (8,377)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       1,682            384
    Amortization of unearned compensation...................       2,200           (801)
    Provision for doubtful accounts.........................         194             --
    Changes in assets and liabilities:
      Accounts receivable...................................     (18,378)        (7,970)
      Prepaid licenses and services.........................       1,339         (6,416)
      Other current assets..................................         821         (3,538)
      Other assets..........................................         218           (335)
      Accounts payable......................................       3,801          8,339
      Accrued expenses......................................         959          1,019
      Deferred revenue......................................       5,620         10,235
                                                                --------       --------
Net cash used in operating activities.......................     (15,868)        (5,858)
                                                                --------       --------
Cash flows from investing activities:
    Purchase of property and equipment......................      (3,912)          (477)
    Cash paid for acquisition...............................      (2,554)            --
    Purchase of investments, net............................     (38,532)            --
                                                                --------       --------
Net cash used in investment activities......................     (44,998)          (477)
                                                                --------       --------
Cash flows from financing activities:
    Payments on bank borrowings, net........................        (871)          (583)
    Proceeds from IPO.......................................      59,520             --
    Proceeds from preferred stock, net......................          --         11,714
    Proceeds from common stock..............................       6,455            153
    Proceeds (Payments) on capital lease obligation.........         152           (148)
                                                                --------       --------
Net cash provided by financing activities...................      65,256         11,136
                                                                --------       --------
Net increase in cash and cash equivalents...................       4,390          4,801
Cash and cash equivalents at beginning of period............       1,792            612
                                                                --------       --------
Cash and cash equivalents at end of period..................    $  6,182       $  5,413
                                                                ========       ========

             See notes to unaudited interim financial information.

                                INTRAWARE, INC.

                NOTES TO UNAUDITED INTERIM FINANCIAL INFORMATION

NOTE 1. BASIS OF PRESENTATION

INTRAWARE

    The accompanying financial statements for the three months and nine months ended November 30, 1999 and 1998 are unaudited and reflect all normal recurring adjustments which are, in the opinion of the management of Intraware, Inc. (the Company), necessary for their fair presentation. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 and the Form 10-Q for the fiscal quarters ended May 31, 1999 and August 31, 1999. The results of operations for the interim period ended November 30, 1999 are not necessarily indicative of results to be expected for the full year.

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

    The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated:

                                                        FOR THE                       FOR THE
                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                              ---------------------------   ---------------------------
                                              NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,
                                                  1999           1998           1999           1998
                                              ------------   ------------   ------------   ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator:

  Net loss..................................     $(5,930)       $(4,352)      $(14,324)       $(8,377)
                                                 -------        -------       --------        -------
Denominator:

  Weighted average shares...................      24,357          6,483         23,984          5,764

  Weighted average shares repurchased.......          --             --             (6)            --

  Weighted average unvested shares subject
    to repurchase...........................        (996)        (2,168)        (1,177)        (2,272)
                                                 -------        -------       --------        -------

  Denominator for basic and diluted
    calculation.............................      23,361          4,315         22,801          3,492
                                                 -------        -------       --------        -------
Net loss per share..........................     $ (0.25)       $ (1.01)      $  (0.63)       $ (2.40)
                                                 =======        =======       ========        =======

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the AICPA issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS 133 is effective for all fiscal quarters beginning with the quarter ending June 30, 2000. SFAS 133

                                INTRAWARE, INC.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company will adopt SFAS 133 in its quarter ending August 31, 2000 and does not expect such adoption to have an impact on the Company's results of operations, financial position or cash flows.

NOTE 4. CHANGES IN STOCKHOLDERS' EQUITY

    During the nine months ended November 30, 1999, the Company's stockholders' equity changed as follows (in thousands):

                                                                        INITIAL
                                                                         PUBLIC
                                      COMMON STOCK        ADDITIONAL    OFFERING    INVESTMENT
                                 ----------------------    PAID-IN-     PROCEEDS    UNREALIZED     UNEARNED      ACCUMULATED
                                  SHARES      AMOUNT       CAPITAL     RECEIVABLE      GAIN      COMPENSATION      DEFICIT
                                 --------   -----------   ----------   ----------   ----------   -------------   ------------
Balance at February 28, 1999...   23,756    $        2     $87,912      $(59,520)      $ --        $(10,399)       $(17,026)
Exercise of stock options......      163            --          71            --         --              --              --
Repurchase of stock options....      (87)           --         (17)           --         --              --              --
Issuance of additional stock...      720            --      12,700            --         --              --              --
Investment unrealized
  gain/loss....................       --            --          --            --        (75)             --              --
Cash received from IPO.........       --            --          --        59,520         --              --              --
Unearned compensation..........       --            --        (740)           --         --             740              --
Amortization of unearned
  comp.........................       --            --          --            --         --           2,200              --
Net loss.......................       --            --          --            --         --              --         (14,323)
                                  ------    -----------    -------      --------       ----        --------        --------
Balance at November 30, 1999...   24,552    $        2     $99,926      $     --       $(75)       $ (7,459)       $(31,349)
                                  ======    ===========    =======      ========       ====        ========        ========


                                  TOTAL
                                 --------
Balance at February 28, 1999...  $    969
Exercise of stock options......  $     71
Repurchase of stock options....  $    (17)
Issuance of additional stock...  $ 12,700
Investment unrealized
  gain/loss....................  $    (75)
Cash received from IPO.........  $ 59,520
Unearned compensation..........  $     --
Amortization of unearned
  comp.........................  $  2,200
Net loss.......................  $(14,323)
                                 --------
Balance at November 30, 1999...  $ 61,045
                                 ========

NOTE 5. ACQUISITION OF INTERNET IMAGE, INC.

   On December 7, 1999, the Company acquired all outstanding shares of Internet Image, Inc. The Company intends to account for this transaction using the pooling-of-interest method of accounting. The purchase price is $36.55 million.

NOTE 6. ACQUISITION OF BITSOURCE, INC.

    On October 14, 1999, the Company completed the acquisition of BitSource, Inc., a leader in the field of electronic license delivery. This acquisition will allow the Company to use the BitSource technology foundation to develop volume-licensing modules. These financial statements include the results of BitSource since the date of acquisition.

    The BitSource acquisition has been accounted for as a purchase. The total purchase price of approximately $11 million (including liabilities of 2,642,000), was assigned, based on independent appraisal, to the fair value of the assets acquired, including $1,413,000 to tangibles assets acquired, $9,720,000 to identified intangible assets and $827,000 to goodwill. Amortization of the intangible assets acquired and goodwill is computed using the straight-line method over the estimated useful life of the assets, 18 months to 5 years.

    The following unaudited pro forma consolidated financial information reflects the results of operations for the three months ended November 30, 1999, as if the acquisition had occurred on September 1, 1999 and after giving effect to purchase accounting adjustments. The pro forma total operating expenses

                                INTRAWARE, INC.

NOTE 6. ACQUISITION OF BITSOURCE, INC. (CONTINUED)

include $1.8 million for stock option compensation and merger and acquisition related costs including amortization of intangibles. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on September 1, 1999 and may not be indicative of future operating results (in thousands, except per share data).

                                                             THREE MONTHS ENDED
                                                             NOVEMBER 30, 1999
                                                             ------------------
Pro forma revenue..........................................       $25,562
Pro forma total operating expenses.........................       $14,261
Pro forma net loss.........................................       $(6,863)
Pro forma basic and diluted loss per share.................       $ (0.29)

    The following unaudited pro forma consolidated financial information reflects the results of operations for the nine months ended November 30, 1999, as if the acquisition had occurred on March 1, 1999 and after giving effect to purchase accounting adjustments. The pro forma total operating expenses include $3 million for stock option compensation and merger and acquisition related costs including amortization of intangibles. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on March 1, 1999 and may not be indicative of future operating results (in thousands, except per share data).

                                                              NINE MONTHS ENDED
                                                              NOVEMBER 30, 1999
                                                              -----------------
Pro forma revenue...........................................      $ 63,138
Pro forma total operating expenses..........................      $ 34,328
Pro forma net loss..........................................      $(18,422)
Pro forma basic and diluted loss per share..................      $  (0.80)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

    This management's discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of section 27a of the securities act of 1933 and section 21e of the securities exchange act of 1934 subject to risks and uncertainties. These forward-looking statements are typically denoted in this report by the phrases "anticipates," "believes," "expects," "plans" and similar phrases and/or otherwise specifically denoted as a forward-looking statement. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "risk factors" beginning on page 15 of this Quarterly Report on form 10-Q, including, without limitation, those entitled "We have a history of losses, expect future losses and may not ever become profitable," "We are substantially dependent on the demand for Netscape Communications Corporation's software and the contract with the Sun-Netscape Alliance, and a Reduction in demand for Netscape software or the termination of the contract with the Sun-Netscape Alliance would have a substantial, immediate adverse effect on our business," "The loss of one or more key customers would adversely affect revenue," "Quarterly financial results are subject to significant fluctuations because of many factors and any of these factors could adversely affect the stock price," "Newly introduced online services may not be able to generate anticipated revenue," "We may not be able to effectively compete in the highly-competitive e-commerce industry," "We are dependent on market acceptance of electronic software delivery, and if it does not achieve widespread acceptance, our business will be adversely affected," "We are dependent on business software publishers' willingness to permit their resellers to deliver software electronically, and if they are not willing to permit their resellers to deliver software electronically, our business will be adversely affected," "Continued adoption of the internet as a method of conducting business is necessary for future growth", "Failure to expand internet infrastructure could limit future growth," "Increased security risks of online commerce may deter future use of services," "We have experienced significant growth in business in recent periods and our ability to manage this growth will affect our business," "We need to expand management systems and controls in order to support anticipated growth," "We may not be able to hire and retain sufficient product development, sales, marketing and support personnel needed to succeed," "Executive officers and certain key personnel are critical to our business and these officers and key personnel may not remain in the future," "Uncertainty of international sales efforts could adversely affect our business," "Acquisitions could be difficult to integrate an could disrupt business, dilute stockholder value and adversely affect operating results," "We face risk of claims from third parties for intellectual property infringement that could adversely affect our business," "The market may undergo rapid technological change. Our future success will depend on our ability to meet the changing needs of the industry," "Our disaster recovery plan and back up systems may not be sufficient to prevent serious damage to our operations in the event of a disaster," "Additional government regulations may increase costs of doing business," "Potential year 2000 problems with internal operating systems or with the software products we resell, could adversely affect our business" and "Spending by customers to evaluate and address year 2000 compliance could result in lower demand for our products and services." The discussion of those risk factors is incorporated herein by this reference as if said discussion was fully set forth at this point.

INTRAWARE OVERVIEW

    The Company was incorporated in Delaware on August 14, 1996. The Company is a leading provider of business to business eCommerce-based services for the corporate information technology (IT) community. The Company enables IT professionals to research, evaluate, purchase, download, and update business-class software online. As a business-to-business eCommerce company, the Company provides software through its online purchasing service, comprehensive IT information and interactive research services and software update management services.

    Software product sales revenue results from the sale of third party software products to corporate customers and is recognized when there is evidence of an arrangement for a fixed and determinable fee that is probable of collection and the software is available for customer download through ECOMMERCE. Software maintenance revenue results from the sale of third-party software maintenance agreements and is recognized ratably over the service period.

    Online services revenue results from software maintenance outsourcing arrangements with third-party software vendors delivered through ESERVICE (SUBSCRIBNET) and from various fee-base EKNOWLEDGE subscription research services. Such revenues are recognized ratably over the service period.

    The Company has a limited operating history upon which investors may evaluate its business and prospects. Since inception, the Company has incurred significant losses, and, as of November 30, 1999, had an accumulated deficit of approximately $31.3 million. The Company intends to expend significant financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings. As a result, the Company expects to incur additional losses and continued negative cash flow from operations for the foreseeable future. Such losses are anticipated to increase significantly from current levels. There can be no assurance that the Company's sales will increase or continue at their current level. There also can be no assurances that the Company will achieve or maintain profitability or generate cash from operations in future periods. The Company's future must be considered in light of the risks frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as e-commerce. To address these risks, the Company must, among other things, maintain existing and develop new relationships with software publishers, continue to improve existing and develop new services, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's current and future expense levels are based largely on its planned operations and estimates of future sales. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales would have an immediate adverse effect on the Company's business, financial condition and results of operations. In view of the rapidly evolving nature of the Company's business and its limited operating history, the Company is unable to accurately forecast its sales and believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

    For the three months ended November 30, 1999 and 1998 and nine months ended November 30, 1999 and 1998:

TOTAL REVENUE

    Revenue for the three months ended November 30, 1999 was $24.8 million, which represents a 119% increase over revenue for the three months ended November 30, 1998 of $11.3 million. For the three months ended November 30, 1999, product revenue accounted for $21.3 million or 85.9% of revenue, while service revenue accounted for $3.5 million or 14.1% of revenue.

    Revenue for the nine months ended November 30, 1999 was $60.4 million, which represents a 146% increase over revenue for the nine months ended November 30, 1998 of $24.6 million. For the nine months ended November 30, 1999, product revenue accounted for $51.6 million or 85.4% of revenue, while service revenue accounted for $8.8 million or 14.6% of revenue.

    The increase in revenue, for both periods, was primarily due to higher product and service sales.

TOTAL COST OF REVENUE

    Cost of revenue for the three months ended November 30, 1999 was $18.0 million or a gross margin of 27.4% as compared to the three months ended November 30, 1998, which was $8.9 million or a gross margin of 21.2%.

    Cost of revenue for the nine months ended November 30, 1999 was $45.1 million or a gross margin of 25.3% as compared to the nine months ended November 30, 1998, which was $19.9 million or a gross margin of 19.1%.

    Costs of revenue primarily consist of the cost of third-party products sold, content development and acquisition, internet connectivity and allocated overhead charges. The Company purchases third-party products at a discount to the third-party's established list prices according to standard reseller terms. The increase in the cost of revenue dollars, for both periods, was primarily due to higher product & service sales. The margin percentage increase primarily reflects stronger margins on product sales.

SALES AND MARKETING

    Sales and marketing costs were $7.9 million for the three months ended November 30, 1999, or 31.9% of revenue, as compared to $4.8 million, or 42.5% of revenue, for the three months ended November 30, 1998.

    Sales and marketing costs were $19.7 million for the nine months ended November 30, 1999, or 32.6% of revenue, as compared to $8.9 million, or 36.2% of revenue, for the nine months ended November 30, 1998.

    Sales and marketing expenses primarily consist of compensation of sales and marketing personnel, advertising, promotional, training and other marketing related expenses. The increase, in both periods, is primarily the result of additional advertising and marketing expenditures as well as the addition of personnel and external sales offices throughout the United States and Europe. The Company plans to make significant investments in sales and marketing, to expand the direct sales force, increase marketing expenditures, continue to develop strategic relationships to drive traffic to the Company's web-site and generate leads for products and services. The previous sentence is a forward looking statement and actual results could differ materially from those anticipated.

PRODUCT DEVELOPMENT

    Product development costs were $1.8 million for the three months ended November 30, 1999, or 7.3% of revenue, as compared to $0.5 million, or 4.4% of revenue, for the three months ended November 30, 1998.

    Product development costs were $4.1 million for the nine months ended November 30, 1999, or 6.8% of revenue, as compared to $1.3 million, or 5.3% of net revenue for the nine months ended November 30, 1998.

    Product development expenses primarily consist of personnel, consulting and equipment depreciation expenses. Costs related to research, design and development of products and services have also been charged to product development expense as incurred. The increase, for both periods, was primarily due to an increase in the number of product development personnel employed to support expansion of the SubscribNet online service and other online service offerings. The Company believes significant investments in product development is essential to its future success and expects that the amount of product development expense will increase in future periods. The foregoing statement is a forward looking statement and actual results could differ materially from those anticipated.

GENERAL AND ADMINISTRATIVE

    General and administrative costs were $2.2 million for the three months ended November 30, 1999, or 8.9% of revenue, as compared to $1.0 million, or 8.8% of revenue, for the three months ended November 30, 1998.

    General and administrative costs were $5.0 million for the nine months ended November 30, 1999, or 8.3% of revenue, as compared to $2.1 million, or 8.5% of revenue, for the nine months ended November 30, 1998.

    General and administrative expenses consist primarily of compensation for administrative and executive personnel, facility costs and fees for professional services. The increase, in both periods, is primarily due to the use of outside professional consulting services, including the ongoing implementation of Sales Force Automation and Accounting software. In addition, the Company required increased expenditures in accounting and legal for strategic partnering arrangements and compliance with reporting obligations as a public company. Management expects general and administrative expense to increase in future periods. The previous statement is a forward-looking statement and actual results could differ materially from those anticipated.

STOCK COMPENSATION

    Stock compensation expense was $0.7 million for the three months ended November 30, 1999, or 2.8% of revenue, as compared to $0.5 million for the three months ended November 30, 1998, or 4.4% of revenue.

    Stock compensation expense was $2.2 million for the nine months ended November 30, 1999, or 3.6% of revenue, as compared to $0.8 million for the nine months ended November 30, 1998, or 3.3% of revenue.

    Stock compensation expense is an ongoing charge through August 2002 that is related to employee stock options granted while the Company was not publicly held.

MERGER AND ACQUISITION RELATED COSTS INCLUDING AMORTIZATION OF INTANGIBLES

    Merger and acquisition related costs including amortization of intangibles expense was $0.8 million for the three months ended November 30, 1999, or 3.2% of revenue. There were no merger and acquisition related costs including amortization of intangibles for the three months ended November 30, 1998.

    Merger and acquisition related costs including amortization of intangibles expense was $0.8 million for the nine months ended November 30, 1999, or 1.3% of revenue. There were no merger and acquisition related costs including amortization of intangibles for the nine months ended November 30, 1998.

    Merger and acquisition related costs including amortization of intangibles is a charge related to the Company's acquisitions of BitSource, Inc. and Internet Image, Inc. This expense is an ongoing charge through September 2004.

INTEREST EXPENSE

    Interest expense was $27,000 thousand for the three months ended November 30, 1999, or 0.1% of revenue, as compared to $45,000, or 0.3% of revenue for the three months ended November 30, 1998.

    Interest expense was $85,000 for the nine months ended November 30, 1999, or 0.1% of revenue, as compared to $154,000, or 0.6% of revenue for the nine months ended November 30, 1998.

    Interest expense relates to obligations under capital leases and borrowings under a bank line. The reduction in interest expense, in both periods, is primarily the result of funds received from the initial public offering.

INTEREST INCOME

    Interest income was $759,000 for the three months ended November 30, 1999, or 3.1% of revenue, as compared to $66,000, or 0.6% of revenue for the three months ended November 30, 1998.

    Interest income was $2.207 million for the nine months ended November 30, 1999, or 3.7% of revenue, as compared to $177,000, or 0.7% of revenue for the nine months ended November 30, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company has satisfied its current cash requirements through the initial public offering, which was effective on February 25, 1999. As of November 1999, the Company had approximately $6.1 million of cash and cash equivalents and $38.4 million in short and long-term marketable securities. The Company's principal commitments consisted of obligations outstanding under bank credit lines and capital and operating leases. Although the Company has no material commitments for capital expenditures, it anticipates an increase in the rate of capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel.

    The Company believes that it has sufficient cash, short and long term marketable securities and availability from its bank line of credit to meet its anticipated liquidity needs for working capital and expenditures for at least the next twelve months. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties including those beginning on page 15 of this Form 10-Q which are incorporated herein by referrence. Actual results could vary materially. The Company's future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of the Company's operations will affect these requirements. The Company may also have increased capital requirements in order to respond to competitive pressures. Also, the Company may need additional capital to fund acquisitions of complementary businesses and technologies. If additional capital resources are required, the Company may seek to sell additional equity, debt securities or increase its bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to the Company.

YEAR 2000 COMPLIANCE

    At the date of this report, the passage into the year 2000 has occurred. To date, we have not experienced any Y2K problems in our own systems. We are continuing to carefully monitor our systems and communicating regularly with our vendors and customers as to their view of the any potential impact. There can be no assurance, however, that the Company will not experience unanticipated negative consequences, including material costs caused by undetected errors or defects in the technology used in its internal systems. If, in the future, it comes to the Company's attention that certain of its services need modification or certain of its third-party hardware and software are not year 2000 compliant, then the Company will seek to make modifications to its systems. In such case, the Company expects such modifications to be made on a timely basis and does not believe that the cost of such modifications will have a material effect on its operating results. There can be no assurance, however, that the Company will be able to modify such products, services and systems in a timely and successful manner to comply with the year 2000 requirements, which could have a material adverse effect on its business and operating results.

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

RISK FACTORS

    Investors should carefully consider the risks described below before making a decision to invest in Intraware. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that are not currently considered important to an investor, may also harm business operations. If any of the events, contingencies, circumstances or conditions described in the following risks factors section actually occur, the business, financial condition or results of operations could be seriously harmed. If that occurs, the trading price of our common stock could decline and you may lose part or all of your investment.

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NOT EVER BECOME
  PROFITABLE.

    We have not achieved profitability, expect to incur net losses in the foreseeable future and may not ever become profitable in the future. We incurred net losses of $14.3 million for the nine months ended November 30, 1999, $12 million for the year ended February 28, 1999, $4.0 million for the year ended February 28, 1998 and $944 thousand for the period from August 14, 1996 through February 28, 1997. As of November 30, 1999, we had an accumulated deficit of $31.3 million. Net losses have increased for each quarter since inception and this trend may continue. We expect to increase sales and marketing, product development and administrative expenses and, as a result, will need to generate significant additional revenue to achieve and maintain profitability.

    We were founded in August 1996 and are an early stage company. Our limited operating history makes it difficult to forecast our future operating results. Although revenue has grown in recent quarters, we cannot be certain that our revenues will continue to grow or that any growth will be sufficient to achieve profitability. If we do achieve profitability, we cannot be certain of continued or increased profitability on a quarterly or annual basis. For more detailed information regarding operating results and financial condition, please see "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE ARE SUBSTANTIALLY DEPENDENT ON THE DEMAND FOR NETSCAPE COMMUNICATIONS
  CORPORATION'S SOFTWARE AND THE CONTRACT WITH THE SUN-NETSCAPE ALLIANCE, AND A REDUCTION IN DEMAND FOR NETSCAPE SOFTWARE OR THE TERMINATION OF THE CONTRACT WITH THE SUN-NETSCAPE ALLIANCE WOULD HAVE A SUBSTANTIAL, IMMEDIATE ADVERSE EFFECT ON OUR BUSINESS.

    For the year ended February 28, 1999, 90% of our software product revenue was generated from the sale of Netscape software, and 92% of online service revenue from the outsourcing of SubscribNet services to Netscape. As a result, transactions with Netscape and the sale of Netscape products accounted for over 90% of total net revenue in the year ended February 28, 1999. In March 1999, Netscape and Sun Microsystems, Inc. formed the Sun-Netscape Alliance, under which Sun distributes certain Netscape business software applications. In the quarter ended November 30, 1999, Netscape product revenue was 74% of our total product revenue. We cannot assure you that our relationships with Netscape and the Sun-Netscape Alliance will continue. If either relationship is discontinued or limited, our business and results of operations would be substantially and immediately adversely affected.

    We provide online software update and license management services to Sun-Netscape Alliance customers through the SubscribNet service under an agreement with Sun, acting for the Sun-Netscape Alliance, that runs through September 30, 2000. Sun has the right, however, to terminate this agreement upon 180 days notice. It is possible that Sun could terminate this agreement. Substantially all of SubscribNet revenue to date has been generated through this Sun contract and our contract with Netscape that preceded this contract, and failure to renew this contract at the end of the term could have a material adverse effect on SubcribNet revenue and on Intraware as a whole.

THE LOSS OF ONE OR MORE KEY CUSTOMERS WOULD ADVERSELY AFFECT REVENUE.

    A substantial amount of revenue from software product sales, in any given future period, may come from a relatively small number of customers. If one or more major customers were to substantially cut back software purchases or stop using our products or services, our operating results would be materially adversely affected. These customers purchase software from us on a transaction by transaction basis and are not contractually committed to continue purchasing from us. As a result, we cannot make assurances that the customers who purchase software will become repeat buyers.

QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS BECAUSE OF
  MANY FACTORS AND ANY OF THESE FACTORS COULD ADVERSELY AFFECT THE STOCK PRICE.

    Quarter-to-quarter comparisons of operating results are not a good indication of future performance. It is likely that in some future quarter, operating results will be below the expectations of public market analysts and investors and, as a result, the price of our common stock will fall. Operating results have varied widely in the past and we expect that they will continue to vary significantly from quarter to quarter due to a number of risk factors, including:

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

    Our gross margins on revenue from software product sales have varied in the past and we anticipate that those margins will remain uncertain in the foreseeable future. Also, as we broaden our sales and marketing efforts to support newly introduced online services, the diversion of our sales and marketing resources from software product sales may cause those software sales to decline in one or more quarters. Any shortfall in revenue would directly adversely affect operating income or loss, and these fluctuations could cause the market price of our stock to decline.

    We plan to significantly increase operating expenses to expand sales and marketing operations, broaden customer support capabilities and fund greater levels of product development. Operating expenses, which include sales and marketing, product development and general and administrative expenses, are based on expectations of future revenue and are relatively fixed in the short term. If revenue falls below expectations and spending is not quickly reduced in response, operating results would be adversely affected.

NEWLY INTRODUCED ONLINE SERVICES MAY NOT BE ABLE TO GENERATE ANTICIPATED
  REVENUE.

    We have been selling a number of online services, such as SubscribNet and Compariscope, for only a short time. These online services may not result in additional customers, customer loyalty, significant additional revenue or improved operating margins in future periods. Additionally, software vendors may not continue to find it strategically or economically justifiable for us to deliver these services, particularly SubscribNet, to their customers.

    We had no significant online service revenue until the quarter ended November 30, 1998, and for the year ended February 28, 1999, revenue from these online services totaled only $3.7 million, which constituted 9.6% of total revenue for that period. For the nine months ended November 30, 1999, online service revenue was $8.8 million, which constituted 14.6% of total revenue for that period. Although this constitutes a slight increase, online services are not likely to constitute a significant portion of total revenue in any given quarter until at least the second half of calendar 2000. This projection, however, is a forward-looking statement that involves risks and uncertainties including those beginning on page 15 of this Form 10-Q which are incorporated herein by reference. Actual results could differ materially from those anticipated. These online services are not only important to improving operating results but also to continuing to attract and retain both software vendor and corporate information technology professional customers and in differentiating our online service offerings from those of competitors.

WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE IN THE HIGHLY-COMPETITIVE E-COMMERCE
  INDUSTRY.

    The market for selling software products and related online services is highly competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. Price competition on software sales, particularly on large sales transactions, is a factor in our software product pricing, and we expect it to continue to be a factor. We cannot assure you that we will be able to compete successfully against current or future competitors, and competitive pressures may adversely affect our business and results of operations.

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

    Many current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, better name recognition and a larger installed base of customers. Many competitors may also have well-established relationships with our existing and prospective customers.

    Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs and compete. We expect competition to increase as a result of software and Internet industry consolidations. As a result, we may not be able to effectively compete for customers.

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

    Even if electronic software delivery achieves widespread acceptance, we cannot be sure that we will overcome the substantial technical challenges associated with electronically delivering software reliably and consistently on a long-term basis. Furthermore, the proliferation of software viruses poses a risk to market acceptance of electronic software delivery. Any well-publicized transmission of a computer virus, by us or another company using electronic software delivery, could deter information technology professionals from utilizing electronic software delivery technology and business could be adversely affected.

WE ARE DEPENDENT ON BUSINESS SOFTWARE PUBLISHERS' WILLINGNESS TO PERMIT THEIR
  RESELLERS TO DELIVER SOFTWARE ELECTRONICALLY, AND IF THEY ARE NOT WILLING TO PERMIT THEIR RESELLERS TO DELIVER SOFTWARE ELECTRONICALLY, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

    Our success will depend in large part on business software publishers' willingness to permit their resellers to deliver their software to customers electronically. If those publishers are unwilling to allow their resellers to deliver their business software to customers electronically, business will be adversely affected. Business software publishers' willingness to permit resellers to electronically deliver their software is highly uncertain and subject to a number of risk factors. These factors include:

    - concerns about the potential downloading of software by end-users without authorization;

    - concerns about the security of software that has been posted on a Web site against computer viruses and "hackers";

    - concerns about potential competition between electronic software delivery by resellers and software publishers' other distribution channels;

    - concerns that insufficient network bandwidth or difficulties in the process of downloading software will cause a negative customer experience; and

    - potential for state and local authorities to levy taxes on Internet transactions.

CONTINUED ADOPTION OF THE INTERNET AS A METHOD OF CONDUCTING BUSINESS IS
  NECESSARY FOR FUTURE GROWTH.

    The widespread acceptance and adoption of the Internet by traditional businesses for conducting business and exchanging information is likely only if the Internet provides these businesses with greater efficiencies and improvements. The failure of the Internet to continue to develop as a commercial or business medium would adversely affect our business.

FAILURE TO EXPAND INTERNET INFRASTRUCTURE COULD LIMIT FUTURE GROWTH.

    The recent growth in Internet traffic has caused frequent periods of decreased performance. If Internet usage continues to grow rapidly, our infrastructure may not be able to support these demands and our performance and reliability may decline. If outages or delays on the Internet occur frequently or increase in frequency, overall Web usage including usage of our Web site, in particular, could grow more slowly or decline. Our ability to increase the speed and scope of services to customers is ultimately limited by and dependent on the speed and reliability of both the Internet and customers' internal networks. Consequently, the emergence and growth of the market for our products and services depends on improvements being made to the entire Internet as well as to individual customers' networking infrastructures to alleviate overloading and congestion.

INCREASED SECURITY RISKS OF ONLINE COMMERCE MAY DETER FUTURE USE OF OUR
  SERVICES.

    Concerns over the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of the Internet and other online services generally, and online commerce in particular. Failures by us or other e-commerce companies to prevent security breaches could significantly harm our business and results of operations. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we use to protect customers' transaction data or software vendors' products. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of security could deter people from using the Web to conduct transactions that involve transmitting confidential information or downloading sensitive materials.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN BUSINESS IN RECENT PERIODS AND OUR
  ABILITY TO MANAGE THIS GROWTH WILL AFFECT OUR BUSINESS.

    Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased, and plan to continue to increase, the scope of operations domestically and internationally. These expansion efforts could be expensive, could put a strain on management and, if not managed properly, could adversely affect business. Headcount has grown and will continue to grow substantially. In particular, expansion will be required in technology infrastructure, including making certain key employee hires in product development. These hires historically have been difficult and we cannot make assurances that successfully recruiting to attract and retain a sufficient number of qualified personnel will occur.

WE NEED TO EXPAND MANAGEMENT SYSTEMS AND CONTROLS IN ORDER TO SUPPORT
  ANTICIPATED GROWTH.

    Our growth, and anticipated future growth, will continue to place a significant strain on management systems and controls. We will need to continue improving our financial and managerial controls, and reporting systems and procedures, to manage this growth. We will also need to manage a rapidly growing number of complex relationships with various software vendors, customers and other third parties. We cannot assure you that we will be able to expand our technology resources or management systems and controls rapidly enough to support anticipated growth.

WE MAY NOT BE ABLE TO HIRE AND RETAIN SUFFICIENT PRODUCT DEVELOPMENT, SALES,
  MARKETING AND SUPPORT PERSONNEL NEEDED TO SUCCEED.

    If we fail to hire and retain sufficient numbers of product development, sales, marketing and support personnel, business and results of operations will be adversely affected. Competition for qualified product development, sales and marketing and support personnel is intense. It may be difficult to hire and retain sufficient numbers of qualified product development, sales and marketing and support personnel.

    We are currently engaged in many product development projects and are planning to initiate many more. These projects require well trained and highly motivated personnel who have expertise in the technologies being developed or applied in these projects. Hiring product development personnel is very competitive in this industry due to the limited number of people available with the necessary technical skills and understanding of the Internet. Our failure to hire a sufficient number of qualified product development personnel to appropriately staff current and planned projects could materially affect our business.

    In addition, we need to substantially expand sales operations and marketing efforts, both domestically and internationally, in order to increase market awareness and sales of the products and services offered. These products and services require a sophisticated sales effort targeted at several people within the information technology departments of prospective customers. We have expanded our direct sales force and plan to hire additional sales personnel.

    We currently have a small customer service and support organization and will need to increase staff to support new customers and the expanding needs of existing customers. Hiring customer service and support personnel is very competitive in this industry due to the limited number of people available with the necessary technical skills and understanding of the Internet. We cannot make assurances that qualified customer service and support personnel will be hired and retained in sufficient numbers.

EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND
  THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN IN THE FUTURE.

    Our future success depends on the continued service of executive officers and other key technology, sales, marketing and support personnel. None of these officers or key employees is bound by an employment agreement for any specific term. Our loss of the services of one or more key employees, or a decision by one or more executive officers or employees to join a competitor or otherwise compete directly or indirectly, could have a significant adverse effect on business. In particular, the services of Peter Jackson, Chief Executive Officer, and Paul Martinelli, Chief Technology Officer, would be difficult to replace.

UNCERTAINTY OF INTERNATIONAL SALES EFFORTS COULD ADVERSELY AFFECT OUR BUSINESS.

    We plan to expand our operations internationally. However, we may be unable to successfully market, sell, deliver and support our services and vendors' software products internationally. Effective international expansion will require significant management attention and financial resources. Any inability by us to expand international operations successfully and in a timely manner could adversely affect business and operating results.

    To date we have not had substantial revenue from sales to non-U.S. customers. We have opened our first office outside the United States, in London. We intend to expand sales to non-U.S. customers in future periods and to open additional international offices and hire additional international sales personnel. We have only limited experience in marketing, selling and supporting services and vendors' software products overseas. Additionally, we do not have any experience in developing foreign language versions of our services. This may be more difficult or take longer than anticipated, due to such issues as language barriers and currency exchange. Also, the Internet infrastructure in such foreign countries may be less advanced than the domestic Internet infrastructure and may result in longer response time and less accurate or consistent electronic software delivery.

    In addition, our contracts with the Sun-Netscape Alliance currently do not allow us to market or sell Sun-Netscape Alliance products in Europe other than in connection with our SubscribNet service. Revenue from European customers is unlikely to grow as planned unless we obtain the right to market and sell Sun-Netscape Alliance products in Europe.

ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE AND COULD DISRUPT BUSINESS, DILUTE
  STOCKHOLDER VALUE AND ADVERSELY AFFECT OPERATING RESULTS.

    We currently intend to make investments in complementary companies, services and technologies. These acquisitions and investments could disrupt ongoing business, distract management and employees and increase expenses. We are facing challenges in assimilating the personnel and operations of BITSource, Inc. and Internet Image, Inc., which we acquired in October and December 1999, and will likely face similar and greater challenges in future acquisitions. In addition, key personnel of the companies we acquire may decide to take other employment opportunities. Acquisitions of additional services or technologies also involve risks of incompatibility and the need for integration into existing services and marketing, sales and support efforts. Also, financing acquisitions by incurring debt or issuing equity securities could dilute existing stockholder's investment. Any amortization of goodwill or other assets or other charges resulting from the costs of such acquisitions could adversely affect operating results.

WE FACE RISK OF CLAIMS FROM THIRD PARTIES FOR INTELLECTUAL PROPERTY INFRINGEMENT
  THAT COULD ADVERSELY AFFECT OUR BUSINESS.

    Litigation regarding intellectual property rights is common in the Internet and software industries. We expect that Internet technologies and software products and services will be increasingly subject to third-party infringement claims as the number of competitors in this industry segment grows and the functionality of products in different industry segments overlaps. There can be no assurance that the technologies we use to provide our services do not infringe the intellectual property rights of third parties. We believe patent infringement litigation poses a particularly large risk to electronic commerce companies, including us, because it can be used to inhibit a company's ability to compete, either by forcing it to cease using a key technology or by forcing it to spend hundreds of thousands, or millions, of dollars to defend its use of a key technology. If any of our technologies is claimed or held to infringe, we could be required to defend and could be liable not only for our own use of the technology, but also for its use by our customers who we have indemnified against this type of claim. Although we carry general liability insurance, this insurance may not cover all potential infringement claims or may not be adequate to cover all potential liabilities that may be imposed.

    In addition, we may be involved in litigation involving third-party software or content that we electronically distribute. These claims could be made for patent, copyright or trademark infringement, defamation, negligence, invasion of privacy, personal injury or other legal theories based on the nature, content or copying of these materials. We typically receive written indemnifications from our vendors against infringement claims based on those vendors' software or content. However, even with these indemnifications, these claims could result in costly litigation and be time-consuming to defend, divert management's attention and resources, and cause delays or cancellations of new or upgraded software or content. A successful claim of infringement against us and failure or inability to license the infringed or similar software or content could adversely affect our business.

    We are aware that certain other companies are using or may have plans to use the name "Intraware" as a company name or as a trademark or service mark. While we have not received any notice of claims of trademark infringement from any of those companies, it is possible that these companies will claim superior rights to "Intraware" or to other marks we use.

THE MARKET MAY UNDERGO RAPID TECHNOLOGICAL CHANGE. OUR FUTURE SUCCESS WILL
  DEPEND ON OUR ABILITY TO MEET THE CHANGING NEEDS OF THE INDUSTRY.

    Rapidly changing technology, evolving industry standards and frequent new product announcements characterize this market. To be successful, we must adapt to the rapidly changing market by continually improving the performance, features and reliability of our services. We could incur substantial costs to modify services or infrastructure in order to adapt to these changes. Even if these modifications cause the results we desire, their costs could adversely affect our business and results of operations in the short term, and if they do not cause the results we desire or we otherwise are unable to adapt rapidly to these changes, our business and results of operations could be adversely affected.

OUR DISASTER RECOVERY PLAN AND BACK UP SYSTEMS MAY NOT BE SUFFICIENT TO PREVENT
  SERIOUS DAMAGE TO OUR OPERATIONS IN THE EVENT OF A DISASTER.

    Though we are putting in place a disaster recovery plan that includes offsite maintenance of redundant systems and storage of backed-up data, that plan is not yet fully implemented. Even when that plan is fully implemented, it may provide us only limited assistance in recovering from a disaster, especially in the event of an earthquake or other disaster that affects both our facilities and those where the redundant systems and back-up data are located. Our operations depend on the ability to maintain and protect computer systems located in our facilities in Orinda, Fremont, Sunnyvale and Emeryville, California and at two offsite locations managed by third parties in Santa Clara and San Francisco, California. Orinda, Fremont, Sunnyvale, Emeryville, Santa Clara and San Francisco exist on or near known earthquake fault zones. Although the outside facilities, which host primary Web and database servers, are designed to be highly redundant, the facilities are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. A disaster could severely damage business and results of operations because service could be interrupted for an indeterminate length of time. Although we maintain insurance against fires, floods, earthquakes and general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

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

    Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. Recent sessions of the United States Congress resulted in Internet laws regarding children's privacy, copyrights and taxation. The European Union has enacted its own data protection and privacy directive, which required all 15 European Union Member States to implement laws relating to the processing and transmission of personal data by October 25, 1998. We must comply with these new regulations in both Europe and the United States, as well as any other regulations adopted by other countries where business is acquired. The growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. Compliance with any newly adopted laws may prove difficult and may negatively affect our business.

POTENTIAL YEAR 2000 PROBLEMS WITH INTERNAL OPERATING SYSTEMS, OR WITH THE
  SOFTWARE PRODUCTS WE RESELL, COULD ADVERSELY AFFECT OUR BUSINESS.

    The passage into the year 2000 has occurred. To date, we have not experienced any Y2K problems in our own systems. We are continuing to carefully monitor our systems and communicating regularly with our vendors and customers as to their view of the any potential impact. There can be no assurance, however, that the Company will not experience unanticipated negative consequences, including material costs caused by undetected errors or defects in the technology used in its internal systems.

    Our online services, including IT Knowledge Center, Compariscope, intraware.shop, Virtual Express, SubscribNet and their associated and supporting tools, Web sites and infrastructure were designed and developed to be year 2000 compliant. Our internal systems, including those used to deliver services, utilize third-party hardware and software. We have contacted these infrastructure products' vendors to gauge their year 2000 compliance. Based on vendors' representations, we believe that the third-party hardware and software we use is year 2000 compliant.

    If we discover that our services, or any third-party hardware or software that we use, are not year 2000 compliant, we will modify them to make them year 2000 compliant or replace them with year 2000 compliant substitutes as soon as possible. We do not believe that the cost of any of those modifications or replacements will materially affect operating results. However, we cannot guarantee that we will be able to successfully complete all necessary modifications to or replacements of those products, services and systems in a timely manner. Our failure to do so could have a material adverse effect on our operating results.

    Also, even though we typically receive warranties and indemnities from software vendors for year 2000 compliance of the software products we resell, we do not independently verify that those products are year 2000 compliant. If any of those software products are not year 2000 compliant, demand for them could decline precipitously, thereby adversely affecting our business and results of operations. In addition, if software products resold are not year 2000 compliant and are installed at customer sites, we cannot assure you that the indemnities received from vendors would be sufficient to cover any customer claims. Any claims could divert significant management, financial and other resources from other part of our business, and our commercial insurance coverage may not be adequate to cover those claims.

    We have no contingency plan to address the effect of year 2000 noncompliance of software products we resell, other than to seek, in the normal course of business, to identify additional software products that are year 2000 compliant and to enter into arrangements to resell these products. We cannot assure you that these efforts will timely address any revenue shortfalls that result from software products of one or more of our software vendors being non-compliant.

SPENDING BY CUSTOMERS TO EVALUATE AND ADDRESS YEAR 2000 COMPLIANCE COULD RESULT
  IN LOWER DEMAND FOR OUR PRODUCTS AND SERVICES.

    Year 2000 compliance issues also could cause a significant number of companies, including current customers, to reevaluate their current system needs and, as a result, consider switching to other systems and suppliers. This could result in a material adverse effect on our business, operating results and financial condition. Also, any year 2000 problems that surface in our customers' businesses in early 2000 could cause customers to reallocate capital expenditures to fix year 2000 problems of existing systems. Although we have not experienced these effects to date, if customers defer purchases of business software and related services because of such a reallocation, it may adversely affect operating results.

YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS BECAUSE THEY ARE INHERENTLY
  UNCERTAIN.

    You should not rely on forward-looking statements in this Quarterly Report on Form 10-Q. Those forward-looking statements involve numerous risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify those forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described above and elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issue or issuer. At November 30, 1999 $6.2 million of the Company's cash, cash equivalents and investment portfolio carried maturity dates of less than 90 days, $4.5 million carried maturity dates of less that one year and $34.0 million carried maturity dates of greater that one year. The Company has the ability to hold the portfolio to maturity, if deemed necessary. The effect of changes in interest rates of +/-10% over a six-month horizon would not have a material effect on the fair market value of the portfolio.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    As of the date hereof, there is no material litigation pending against us. From time to time, we may be a party to litigation and claims incident to the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on the results of operations, financial condition or prospects.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On February 25, 1999, we commenced the initial public offering of 4,600,000 shares of common stock, including 600,000 shares subject to an overallotment option on behalf of certain selling stockholders pursuant to a registration statement on Form S-1 (Commission File No. 333-69261) declared effective on February 25, 1999. The managing underwriters of the public offering were Credit Suisse First Boston Corporation, BancBoston Robertson Stephens Inc., and Hambrecht & Quist LLC.

    The 4,350,000 shares registered on our behalf and 250,000 shares registered on the behalf of certain selling stockholders were sold at a price per share of $16.00. The aggregate-offering price of the shares we offered was $69,600,000, less underwriting discounts and commissions of $4,872,000 and expenses of approximately $1,300,000. The proceeds are to be used for general corporate purposes, principally working capital, capital expenditures, potential acquisitions and additional sales and marketing efforts. For the nine months ending November 30, 1999, net cash used from the offering for operating activities totaled $13.3 million and cash flows used for investing activities, principally the purchase of computer equipment, totaled $53.2 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits

       EXHIBIT
       NUMBER
---------------------
   3.1*                 Certificate of Incorporation of Intraware, Inc.

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

  10.2*                 1996 Stock Option Plan (as amended on December 17, 1998) and form of agreements thereunder.

  10.3*                 1998 Employee Stock Purchase Plan and form of agreements
                          thereunder.

       EXHIBIT
       NUMBER
---------------------
  10.4*                 1998 Director Option Plan and form of agreements thereunder.

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

  10.12***              Office Lease between Spieker Properties, L.P. and Intraware,
                          Inc. dated October 1999.

  10.13***              Agreement of Lease made as of January 3, 2000 between Crown
                          Lexington LLC and the Registrant.

  10.14+***             Intraware Services Agreement effective as of July 1, 1999, between Sun Microsystems, Inc. and Intraware, Inc.

  10.15+***             Sun Channel Agreement Master Terms effective as of
                          September 1, 1999 between Sun Microsystems, Inc. and
                          Intraware, Inc.

  27.1                  Financial Data Schedules.

------------------------

+ We will seek confidential treatment from the Commission for certain portions of this exhibit. The omitted portions will be separately filed with the Securities and Exchange Commission.

* Incorporated by reference to Intraware's Registration Statement on Form S-1 (File No. 333-69261) declared effective on February 25, 1999.

** Incorporated by reference to Intraware's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 (File No. 000-25249) as filed with the Securities and Exchange Commission on May 28, 1999.

*** To be filed by amendment.

    b)  Reports on Form 8-K

    We filed a Form 8-K on October 7, 1999

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTRAWARE INC.

Dated: January 14, 2000         By:             /s/ DONALD M. FREED
                                     -----------------------------------------
                                                  Donald M. Freed
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER