Form 10-Q/A
period 1999-11-30
INTRAWARE INC
filed 2000-04-17
CIK 1025134

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-Q/A-1

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-25249

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

  10.5*                 Form of Registration and Information Rights Agreement.

       EXHIBIT
       NUMBER
---------------------
  10.6*                 Loan Agreement entered into as of July 29, 1998 between the
                          Registrant and Imperial Bank and related General Security
                          Agreement and Collateral Assignment as Collateral, Patent
                          Mortgage and Security Agreement.

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

  10.12                 Office Lease between Spieker Properties, L.P. and Intraware,
                          Inc. dated October 1999.

  10.13                 Agreement of Lease made as of January 3, 2000 between Crown
                          Lexington LLC and the Registrant.

  10.14+                Intraware Services Agreement effective as of July 1, 1999, between Sun Microsystems, Inc. and Intraware, Inc.

  10.15+                Sun Channel Agreement Master Terms effective as of
                          September 1, 1999 between Sun Microsystems, Inc. and
                          Intraware, Inc.

  27.1*                 Financial Data Schedules.

------------------------

+ We are seeking confidential treatment from the Commission for certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.

* Previously filed. See Intraware's Form 10-Q Quarterly Report filed on January 14, 2000.

    b)  Reports on Form 8-K

    We filed a Form 8-K on October 7, 1999

    The registrant hereby makes an amendment to its Quarterly Report on Form 10-Q filed on January 14, 2000, to file exhibits 10.12, 10.13, 10.14 and 10.15 to the Form 10-Q.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INTRAWARE INC.

Dated: April 14, 2000              By:             /s/ DONALD M. FREED
                                        ---------------------------------------
                                                     Donald M. Freed
                                               EXECUTIVE VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER