Form 10-K405
period 2000-02-29
INTRAWARE INC
filed 2000-05-26
CIK 1025134

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: FEBRUARY 29, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-25249

                            ------------------------

                                INTRAWARE, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                     68-0389976
    (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION
    INCORPORATION OR ORGANIZATION)                           NUMBER)

                                 25 ORINDA WAY
                                ORINDA, CA 94563
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (925) 253-4500
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, $0.001 par value per share
                                (TITLE OF CLASS)

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The aggregate market value of voting stock held by non-affiliates of the registrant as of April 30, 2000, was $268,595,456 based upon the last sales price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

    At April 30, 2000 registrant had outstanding 26,051,042 shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

EXPLANATORY NOTE.....................................................    2

PART I...............................................................    2

         ITEM 1.   BUSINESS..........................................    2

         ITEM 2.   PROPERTIES........................................   21

         ITEM 3.   LEGAL PROCEEDINGS.................................   22

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS........................................   22

PART II..............................................................   23

         ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS....................   23

         ITEM 6.   SELECTED HISTORICAL FINANCIAL INFORMATION.........   23

         ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS............   25

         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK....................................   29

         ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......   29

         ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE............   29

PART III.............................................................   30

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                      REGISTRANT.....................................   30

         ITEM 11.  EXECUTIVE COMPENSATION............................   34

         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT.................................   36

         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....   38

PART IV..............................................................   39

         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                      REPORTS ON FORM 8-K............................   39

INDEX TO FINANCIAL STATEMENTS........................................  F-1

                                EXPLANATORY NOTE

    This annual report on Form 10-K contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify forward-looking statements. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements as a result of certain known and unknown factors, including the risk factors beginning on page 14 of this annual report and other factors discussed elsewhere in this annual report. We have identified many of these forward-looking statements for your convenient reference.

    "INTRAWARE," "INTRAWARE COMPARISCOPE," "INTRAWARE PREMIER CONTENT," "INTRAWARE JOURNAL," "INTRAWARE NETINSIGHTS," "INTRAWARE ASK THE EXPERT," "INTRAWARE LIBRARY," "INTRAWARE SHOWCASES," "INTRAWARE VOLUME LICENSING," "INTRAWARE IT SKILLS MANAGEMENT SYSTEM," "INTRAWARE LEARNING MANAGEMENT SYSTEM," "INTRAWARE DELIVERY," "INTRAWARE DEPLOYMENT," "INTRAWARE UPDATE NOTIFICATION" AND "INTRAWARE SHOP" are service marks of Intraware. This annual report also refers to other trademarks of Intraware and trademarks of other companies.

    Intraware, Inc., incorporated in August 1996 under the laws of the State of Delaware, is hereinafter sometimes referred to as "the Registrant," "the Company," "Intraware," "we" and "us." The mailing address for our headquarters is 25 Orinda Way, Orinda, California 94563, and our telephone number at that location is (925) 253-4500. Intraware can also be reached at our web site http://www.intraware.com.

                                     PART I

ITEM 1.  BUSINESS

INDUSTRY BACKGROUND

    The growth of the information economy has both elevated and complicated the role of information technology ("IT") professionals in corporations and government agencies. This new economy has heightened the visibility of IT professionals by transforming their role from that of a back-room function to a linchpin of the organization's strategic direction. However, at the same time it has created a set of IT problems so daunting that few IT professionals can devote sufficient attention to that strategic role. Those problems include:

    - Researching and evaluating business software products that are growing in number by thousands per year;

    - Procuring software efficiently and competitively;

    - Deploying software to the required servers and desktops across the organization;

    - Ensuring that users and developers in their organizations are trained in a timely and cost-effective manner;

    - Maintaining an inventory of all installed software to track which software is running on which systems; and

    - Managing the update process for all of the organization's installed software in an environment where the average business software product is updated every 21 days, and where failure to implement a single bug-fix can bring down a mission-critical system and cause the organization to lose thousands of customers to its competitor.

    Solutions to various pieces of this puzzle are available from other companies. However, few of them fully utilize the power of the web to simplify key corporate IT functions, and none of them addresses the full set of problems listed above.

THE INTRAWARE SOLUTION

    Intraware is the leading e-marketplace for web-based software and services targeted to IT professionals. Our solution addresses all of the above problems faced by IT managers, in an intuitive, centralized, web-based environment. Our services allow IT professionals to control the business software life cycle from their web browsers--starting with research and evaluation, through purchase, online training, and deployment, to updates and management. We provide objective technical research; in-depth software analysis; an extensive selection of software, online training, and resources; and a comprehensive software delivery, update, and management system.

    Our services fall into four categories:

    - Research and Evaluation Services: An extensive collection of objective technical information, articles, reports and proprietary interactive services to help IT professionals research, evaluate, and use business software and web technologies.

    - Software Procurement Services: An online marketplace that facilitates procurement and delivery of over 1,300 business software product lines by simplifying bundling and pricing options, accepting online purchase orders and credit evaluations, electronically delivering large software products, and enabling real-time pricing and management of volume licenses.

    - INTRAWARE E-LEARNING Services: An integrated, web-based learning solution for IT professionals, including enterprise-level skills assessment and learning management systems, as well as a broad selection of e-learning courseware.

    - Software Management Services: Services to help IT professionals manage their business software after they have purchased a software license, deploy the software across their organizations, track those deployments, maintain inventories of their various software packages, and update their software.

    We market our services through our direct sales force, our web site, value-added relicensors, affiliates, and service providers. We have a broad base of registered users and customers in the information technology departments of medium to large corporations. As of April 30, 2000, we had over 225,000 registered users of our no-charge services, and over 7,200 customers that had purchased products or services from us in the past year.

SERVICES

    Our core service offerings include our research and evaluation services, software procurement services, INTRAWARE E-LEARNING services, and software management services. All services are web-based.

Research and Evaluation Services

    Our research and evaluation services provide IT professionals with objective technical information, resources, proprietary interactive services and third party content that help them understand the business software solutions available in the marketplace. Our research and evaluation services include the following features:

    - INTRAWARE JOURNAL is an extensive collection of original articles, IT knowledge tools and services designed to educate IT professionals. We do not currently charge for the use of INTRAWARE JOURNAL.

    - INTRAWARE LIBRARY is a tool that enables users to search and browse all of the no-charge areas of the INTRAWARE JOURNAL. INTRAWARE LIBRARY provides ready access to such content as software product release notes, frequently asked questions ("FAQs"), technical papers, software product data and reviews, feature articles, book reviews, selected chapters of text, interviews with authors and technical books for IT professionals. Access to this service is free.

    - INTRAWARE PREMIER CONTENT is a collection of in-depth articles on key topics of current interest to IT managers. INTRAWARE PREMIER CONTENT is available for a fee as part of INTRAWARE COMPARISCOPE.

    - INTRAWARE ANALYST REPORTS offers comprehensive reports by leading IT industry analysts including Gartner, Aberdeen Group, Hurwitz Group, Zona Research and Butler Group. INTRAWARE ANALYST REPORTS is available for a fee, though individual reports are selectively made available at no charge.

    - INTRAWARE NETINSIGHTS is an email-based weekly digest of news, information, and opinions focused on Internet technology. INTRAWARE NETINSIGHTS is currently available free of charge.

    - INTRAWARE PRODUCT DIRECTORY is an interactive service providing information on over 4,000 web-based business software products and vendors. INTRAWARE PRODUCT DIRECTORY allows users to efficiently search for business software products by vendor, product, or keyword. We do not currently charge for the use of INTRAWARE PRODUCT DIRECTORY.

    - INTRAWARE COMPARISCOPE is an online research service that enables customers to perform objective, in-depth, technical evaluations of more than 150 business software products in over thirty categories. The analysis is impartial and can be tailored to match individual technical requirements by enabling IT professionals to rank the importance of and compare various software product features. INTRAWARE COMPARISCOPE is available for a fee.

    - INTRAWARE ASK THE EXPERT is an online service designed to provide personalized answers to customers' IT-related concerns or questions. This service also provides an archive of previously answered questions. INTRAWARE ASK THE EXPERT is free for all registered users, but to receive expedited service, in which a customer's question will be answered within 24 hours of receipt, a customer must pay a fee.

    - INTRAWARE TRIAL DOWNLOADS is an evaluation service that enables users to download and evaluate more than 80 business software products. INTRAWARE TRIAL DOWNLOADS is free for all registered users.

    - INTRAWARE DEMO CENTER offers business software screen shots and live demonstrations to highlight product benefits, user interface styles, and technical features. INTRAWARE DEMO CENTER is free for all registered users.

    - INTRAWARE PARTNER PRESENTATIONS is a collection of 10-minute sales presentations by software vendors whose products we offer. Access to this service is free.

Software Procurement Services

    Our software procurement services are designed to simplify the procurement and delivery of business software. These services simplify complex bundling and pricing options, accept online purchase orders and credit evaluations, electronically deliver large software products, and enable real-time pricing and management of volume licenses. Our software procurement services also offer customers online self-service quotations, evaluations, live interactive software demonstrations and several financing options. Customers can use our software procurement services to purchase new software packages as well as additional licenses, renewals, and add-on products.

    A key feature of our software procurement services is the delivery of software directly to customers through a sophisticated electronic software delivery engine that includes multi-platform encryption, compression and multi-server deployment capabilities optimized to meet corporate IT requirements. Intraware's web-based software delivery offers an efficient alternative to costly physical distribution, enabling rapid deployment to multiple sites and eliminating much of the complexity inherent in the enterprise software life cycle.

    Currently, we do not charge for access to our software procurement services. However, we do typically charge customers for software licenses they purchase. The individual services and features of our software procurement services are:

    - PRODUCT AND SERVICES CATALOG is an online catalog of leading business software applications, plus software for management, infrastructure, security, development, data management, publishing and distribution, ecommerce, and collaboration. This integrated catalog also includes informational content, research and evaluation services, INTRAWARE E-LEARNING services (including courseware), consulting services and hosting services from leading Internet technology vendors, as well as our own software management services. Currently our PRODUCT AND SERVICES CATALOG includes more than 1,300 software product lines from over 60 software vendors, more than 200 IT analyst reports and more than 1,000 online technical courses. The PRODUCT AND SERVICES CATALOG uses a simple format for searching, browsing and researching, and gives users precise information about software products we offer.

    - SHOWCASES are specialized portals to help customers explore specific manufacturers and leading-edge software technologies. Our current SHOWCASES include "Everything Ecommerce," "Everything Linux," "Everything XML," "Everything Java," "Everything Security," and a portal featuring products by Informix Corporation.

    - INTRAWARE VOLUME LICENSING enables customers to efficiently price, purchase and manage volume licenses for business software. It allows customers to generate "what if" scenarios to explore existing volume discounts offered by participating vendors and to optimize purchases for maximum savings. Customers may also use the service to take advantage of their existing volume discount agreements with participating vendors. INTRAWARE VOLUME LICENSING allows customers to consolidate their software licenses on a personalized web site that maintains their purchasing history and is regularly updated to include the latest prices and program policies. All of these features help to simplify the otherwise complex task of managing volume licensing programs from multiple vendors, helping customers to apply those programs efficiently to their businesses and minimize processing errors. This service currently supports the Microsoft-Registered Trademark- Open License Program and Symantec-Registered Trademark- Premier Value License Program.

INTRAWARE E-LEARNING Services

    Our INTRAWARE E-LEARNING services provide an integrated, web-hosted learning solution for IT professionals. These services, offered under the service mark INTRAWARE E-LEARNING, include the following:

    - The INTRAWARE IT SKILLS MANAGEMENT SYSTEM enables organizations to assess workers' skills, compare them with the skills required in their roles, and identify course curricula to meet their individual training and certification needs. Thus, businesses can personalize learning for all uses while allocating appropriate resources across the organization, all within a secure environment. This service also serves as an online backbone for planning education, predicting future training requirements, measuring return on investment in training, and driving other key business processes. The INTRAWARE IT SKILLS MANAGEMENT SYSTEM is available for a fee.

    - The INTRAWARE LEARNING MANAGEMENT SYSTEM allows organizations to automate and monitor the training process for their workers, thereby increasing worker access to education, reducing administrative tasks associated with training, and helping to increase return on investment in training. Hosted by Intraware, it centralizes and automates course scheduling and tracking, and provides a common web-based system for administrators and students. Key features of this service include simple launching of courseware from a user's browser; a common repository for student progress information; display of detailed course information online; and restricted access to authorized courseware materials and student information. The INTRAWARE LEARNING MANAGEMENT SYSTEM is available for a fee.

    - Our Technical Courseware Catalog provides access to more than 1,000 web-based and computer-based courseware products from leading publishers. Currently, we do not charge for access to our Technical Courseware Catalog. However, we do typically charge customers for courseware licenses they purchase.

    - Comparative evaluations of courseware products are available to subscribers of our INTRAWARE COMPARISCOPE service. The INTRAWARE COMPARISCOPE service is described under "Research and Evaluation Services" above.

    - The INTRAWARE E-LEARNING JOURNAL is an informational service featuring a variety of original articles on web-based and computer-based training, with links to industry and technology specific articles. We do not charge for this service.

Software Management Services

    Intraware's software management services help IT professionals execute many of the complex software management tasks that they face after they have purchased a software license. These tasks include deploying the software across their organizations, tracking those deployments, maintaining inventories of their various software packages, and updating their software. Intraware offers the following services to assist in these tasks:

    - INTRAWARE DELIVERY is a personalized, proactive web-based software delivery, update and management service that allows customers to keep their software current. The service sends an email notification whenever an update, bug fix, or patch becomes available for a software application licensed through Intraware. Customers can download those updates, as well as all of their past releases received through Intraware at any time from their secure, personalized online software archives. These archives also give customers access to download logs, software assets, and administrative tools, and enable them to communicate with their colleagues about important download information. All software products, reports, e-learning products, and books purchased through Intraware can be managed through the customer's INTRAWARE DELIVERY account. This service is available at no additional charge for software and content purchased through Intraware.

    - INTRAWARE DEPLOYMENT is a web-based service for deploying, installing, and managing desktop applications and data over the Internet or corporate intranets and extranets. This service allows IT professionals to distribute software, data files and upgrades from a single console to thousands of desktops throughout their organization. Because it is web-based, IT managers can operate it using a web browser, implement it relatively quickly, and scale their use of the service to fit the size and needs of their organizations. Intraware uses proprietary "packaging" technology to enable software applications to self-install on desktop computers as part of the deployment process. Customers may package their software, upgrades and files using INTRAWARE QPREP, our packaging tool, or access Intraware's library of pre-packaged software in multiple configurations. IT professionals may also use INTRAWARE DEPLOYMENT to gather hardware and software inventory information from computers throughout their network, and to create detailed status reports on deployments. This service is available for a fee.

    - INTRAWARE UPDATE NOTIFICATION is a service that provides information about updates and patches for business software. We track several different sources and update the service daily to keep it current. Users can search for products they are interested in, create personal Update Lists, gain direct access to the products and information they want to maintain, and receive email notifications of an update's release. The service enables users to access product documentation and information and link to the vendor's product page. This service is currently available free of charge.

SALES

    We sell our services to three major customer types: information technology professionals, software vendors, and IT-industry web portals. Sales of lower-end software licenses and of research and evaluation services directly to IT professionals are characterized by relatively short sales cycles, while sales of enterprise-level software licenses and our INTRAWARE E-LEARNING services and INTRAWARE DEPLOYMENT service to IT professionals are characterized by longer sales cycles. Sales of our INTRAWARE DELIVERY service to software vendors, who use the service to outsource to us electronic delivery of their software updates to their customers, tend to be characterized by longer sales cycles. Sales to IT-industry web portals, for their distribution of our services through web sites targeted to the IT community, tend also to be characterized by longer sales cycles.

Sales to Information Technology Professionals

    Intraware has a direct sales force that includes telemarketing, inside sales, and field sales. Of these, the telemarketing and inside sales personnel are primarily focused on building initial relationships with corporate customers, selling annual subscriptions to our paid research and evaluation services, and generating opportunities for sales of software licenses and Intraware services by Intraware's field sales force. Our field sales representatives interact directly with information technology decision-makers at large corporations to promote both our services and our software vendors' products, often in coordination with our software vendors' sales representatives.

    Intraware's regional sales teams consist of field and inside sales professionals and dedicated systems engineers who provide a high level of strategic technical support to their customers. In addition to its principal sales office in Emeryville, California, Intraware has established sales offices in eleven major cities in the United States: Atlanta, Boston, Chicago, Cleveland, Dallas, Denver, Los Angeles, New York, Salt Lake City, Seattle, and Washington, D.C. Intraware has also opened two international sales offices, in London, United Kingdom, and Toronto, Canada. Intraware's sales to information technology professional customers have grown as a result of its coordinated sales effort, combining the benefits of online sales opportunities with a direct sales force.

    Our sales teams sell our vendors' software products, our paid research and evaluation services, our INTRAWARE E-LEARNING services, and INTRAWARE DEPLOYMENT to IT professionals. Of these, sales of enterprise-level software licenses and of our INTRAWARE E-LEARNING services and INTRAWARE DEPLOYMENT service tend to be characterized by longer sales cycles than sales of lower-end vendor software and research and evaluation services. We attribute the longer cycles for enterprise-level software to the relatively large dollar amounts that these sales frequently involve. We attribute the longer cycles for INTRAWARE E-LEARNING services and INTRAWARE DEPLOYMENT primarily to the market's unfamiliarity with these types of services and with these Intraware services in particular, both of which were launched in Spring of 2000. This unfamiliarity requires that Intraware educate corporate IT decision-makers more extensively on our INTRAWARE E-LEARNING services and INTRAWARE DEPLOYMENT as part of the sales process than is required for sales of our vendor software products and research and evaluation services.

Sales to Software Vendors

    We sell our INTRAWARE DELIVERY service to software vendors through our field sales force. Software vendors use this service to outsource to us the electronic delivery and management of their software updates to their customers. The sales cycle for this service is lengthy, as our sales efforts must target the software vendors' marketing, sales, customer satisfaction, operations and general management professionals at the executive level. Also, many of the features of this service must be tailored to the specific requirements of the software vendors.

Sales to IT-Industry Web Portals

    Through our field sales force and our business development teams, we sell various combinations of our services to web sites that serve as ecommerce portals for the IT community. Those arrangements provide for the web portals' distribution of our services and content online as co-branded services of the web site and Intraware. These distribution arrangements enable our services to reach a broader group of IT professionals than we would be able to reach solely through our own web site and sales force. The sales cycle for this type of arrangement is lengthy, as it typically contemplates a close technical integration of Intraware's services with the web portal, as well as integrated approaches to sales, marketing and interaction with customers.

Other Alliances for Distribution of Our Services

    We have arrangements with a number of web sites, other than IT-industry web portals, for distribution of our services online. In selecting such distributors, we generally focus on companies with a strong brand name in the business community and a user base that overlaps significantly with our target market of IT professionals. Those web sites currently include, among others, BusinessWeek Online, Cisco Connection Online, and EarthWeb Inc.

Alliances with Vendors for Distribution of their Software and Services

    Distribution alliances with software and information vendors are an integral part of Intraware's sales strategy. Intraware has established relationships with each of the vendors whose products are offered through our Product and Services Catalog. We select vendors based on the interest to our targeted customer base of IT professionals focused on web-enabling technologies. Key software vendors include Allaire Corporation, Bluestone Software, Inc., Computer Associates International, Inc., Commerce One, Inc., Hewlett-Packard Company, Informix Corporation, Infoseek, Interwoven, Inc., Macromedia, Inc., Novell, Inc., PeopleSoft, Inc., the Sun-Netscape Alliance, Sybase, Inc., Symantec Corporation, and Vignette Corporation. Key information vendors include Books24x7.com, Gartner, O'Reilly & Associates, Segue Software Incorporated, Butler Direct Ltd., Zona Research, Inc., Aberdeen Group, Hurwitz Group, Fatbrain.com, Inc., SmartForce plc, and Digital Education Systems. Key service vendors include Learnframe, Inc.

MARKETING

    Our marketing goals are to attract and retain customers for our online services, expand our registered user base, broaden our base of software vendor partners, develop the "Intraware" brand, drive traffic to our web site, and develop name recognition and visibility. We target our marketing efforts to the IT professional community in mid-to-large corporations and government agencies. We use an integrated approach of targeted promotions and general brand-awareness campaigns to stimulate demand for our web-based services and generate sales leads for our direct sales force. We also target marketing efforts to the software developer community, with a focus on acquiring the rights to distribute electronically the most innovative web and ecommerce software technologies.

    We employ a variety of marketing tools to achieve these goals, both in the United States and internationally. We have an active public relations program that helps maintain press coverage of the company and secure invitations to present at IT industry events. Our print, online and wireless advertising campaigns are designed to target IT professionals and educate them on our innovative solutions to the complex problems they face. We distribute INTRAWARE NETINSIGHTS, our weekly email newsletter containing web technology news and product information, to over 80,000 IT professionals and other registered users. Our arrangements with business software vendors to electronically deliver their software updates to their customers, and with IT-industry web portals to enable access to our services by users of those portals, typically give us co-branding rights that help us penetrate highly qualified market segments. We also use our free services and IT content, which currently have more than 225,000 registered users, as a platform for marketing our paid services. Additionally, we use trade shows, online and offline seminars, direct mail, online promotions, and regional marketing to further our marketing goals of expanding our customer base, attracting software vendor partners and heightening awareness of the "Intraware" brand.

    A key element of our marketing strategy is to strengthen and deepen our relationships with existing customers. This helps us to secure repeat business from those customers, sell new services to them, and increase the number of personnel within their organizations who use our services. Our Customer Service organization plays a central role in strengthening these relationships by educating our customers about our current service offerings, obtaining customer feedback on how we can better meet their needs, answering specific customer questions, and acting as the customer's advocate within Intraware. In addition, our sales force and systems engineers respond to customer inquiries regarding technical issues and order processing, and post frequently asked questions, reference documents, and links to useful information in relevant areas of Intraware's web site.

STRATEGIC RELATIONSHIP WITH THE SUN/NETSCAPE ALLIANCE

    We plan to pursue strategic relationships to expand our product and service offerings, increase access to customers, and build brand recognition. To date, we have established a strategic relationship with the Sun/Netscape Alliance, an alliance between Sun Microsystems, Inc. and Netscape Communications Corporation, as described below:

Electronic Software Distribution

    On October 20, 1998, we entered into, and on March 1, 1999 we amended, an Electronic Distribution License Agreement with Netscape. That agreement allowed us to use Netscape products internally and electronically distribute those products to end user customers in the United States and Canada. Under that agreement, we purchased Netscape products under standard relicensor terms on both a prepaid and per unit basis.

    In March 1999, America Online, Inc. acquired Netscape. America Online later formed an alliance with Sun to manage Netscape's business software division. On July 1, 1999, we signed a 60 day interim Electronic Distribution License Agreement with Sun, which allowed us to electronically distribute Sun/ Netscape Alliance software products (which included all Netscape and some Sun software products) in the United States and Canada. That agreement superseded our earlier Electronic Distribution License Agreement with Netscape.

    On August 31, 1999, we signed a Channel Agreement with Sun, which allows us to electronically distribute Sun/Netscape Alliance software products, which now are known as iPlanet products, in the United States and Canada. This agreement has an initial term through September 2000. On January 21, 2000, we signed another Channel Agreement with Sun, which allows us to electronically distribute iPlanet software products in the United Kingdom. That agreement has an initial term though March 2001. Under both agreements, we purchase iPlanet products under standard relicensor terms on a per unit basis.

Intraware Delivery Service

    On October 20, 1998, we entered into, and on March 1, 1999 we amended, a Services Agreement with Netscape for our provision of the INTRAWARE DELIVERY (formerly SUBSCRIBNET) software update and license management service, and other maintenance services, to Netscape's customers worldwide for the entire Netscape product line. While that agreement was in effect, Netscape served as a key customer reference for the INTRAWARE DELIVERY service. This agreement had a two year term.

    On July 1, 1999, we entered into a Services Agreement with Sun for our provision of the INTRAWARE DELIVERY service and other maintenance services to Sun's customers worldwide for the entire iPlanet product line. Sun serves as a key customer reference for the INTRAWARE DELIVERY service. This agreement largely superseded our earlier Services Agreement with Netscape, and has a one-year term.

Netcenter Agreement

    We entered into an agreement with Netscape, effective September 1998, under which we provided our research and evaluation services as a co-branded site within the Computing & Internet Channel of the Netcenter web portal. We received significant exposure across Netcenter in the form of banner advertising and text links. Further, our research and evaluation services site on Netcenter hosted aggregated content and links to our interactive services. We additionally made a $1.0 million payment to Netscape in exchange for the right to maintain our research and evaluation services site on the Computing & Internet Channel of Netscape's Netcenter portal. We generated direct revenue from this site in the form of banner advertisement revenue sharing. Revenues generated from banner advertising were recorded as earned. The agreement had a one year term and expired in September 1999. It was not renewed.

MERGERS

    During the fiscal year, we completed two acquisitions. In October 1999 we completed our acquisition of BITSource, Inc., a privately held company. We paid approximately $11.9 million in total consideration which consisted of approximately $2.5 million in cash, $6.8 million in our stock and approximately $2.6 million in assumed liabilities, deferred compensation and other miscellaneous compensation. BITSource was a leading developer of online purchasing and licensing solutions, including web-based volume licensing configuration and electronic license delivery. BITSource had built relationships with leading software publishers, such as Novell, Inc. and Symantec Corporation, by providing the infrastructure to quote complex pricing programs online. By enabling us to add INTRAWARE VOLUME LICENSING to our service offering, this acquisition has helped us provide our customers with the ability to more easily and cost-effectively price licensing solutions and optimize license purchases.

    In December 1999 we completed our acquisition of Internet Image, Inc., a privately held company. We paid approximately $37 million in our stock for Internet Image. Internet Image had developed proven Internet-based application deployment and management technology that has greatly accelerated our introduction of the INTRAWARE DEPLOYMENT service. The introduction of this online service has helped us establish a leadership position in web-based desktop software delivery, installation and asset management.

COMPETITION

    The online commerce market is young, rapidly evolving and intensely competitive, and Intraware expects competition to intensify in the future, particularly in the area of electronic sale and distribution of software products, and online training services. Barriers to entry are minimal, and current and new competitors can launch new web sites at a relatively low cost. We believe that we compete effectively as a result of our centralized, information technology-focused, Internet-enabled solution coupled with our commitment to providing high-quality solutions that yield a rapid return on investment for our corporate information technology professional customers.

    Our current and potential competitors in the market include generally the following five categories of persons:

    - information providers to information technology professionals;

    - online software distributors as well as traditional relicensors and value-added relicensors;

    - software update and license management services and technology providers;

    - software deployment and asset management services and technology providers; and

    - online training providers.

Our competitors may operate in one or more of these areas.

    With respect to information providers, we compete with research firms as well as other content and software vendor companies who have particular sections of their web sites directed at certain segments of the information technology professional community. We believe the competitive factors in this marketplace include:

    - the ability to demonstrate objectivity rather than a bias towards any particular product or service;

    - the timeliness and comprehensiveness of the information offered;

    - the extent to which product information is tailored to the needs of IT professionals; and

    - expertise in Internet-based technologies.

We believe we compete effectively with respect to each of these factors. However, we expect competition to intensify as new web-based IT information providers emerge, and as existing IT information providers broaden the scope of their online offerings.

    The software reselling industry is intensely competitive. We believe the competitive factors in this market segment include:

    - the range of products offered;

    - additional, complementary service offerings;

    - price;

    - customer service; and

    - technical support.

In the software distribution area, we currently compete primarily with traditional software relicensors, other online software relicensors, and software publishers that license their software directly to end-users. In the online market, we compete with companies that distribute software products through the Internet as well as software publishers that maintain commercial web sites through which they license their software directly to end-users online. We also compete indirectly with application service providers, which allow end-users to use software online without buying a license for or installing the software, and with other providers of electronic commerce solutions. We believe we are well positioned to compete in this area, given the breadth of our business software offering, our relationships with key business software publishers, and our complementary services. However, consumer-focused online relicensors have already begun moving into the corporate market, and there can be no assurance that these consumer-focused relicensors and other retail enablers will not move more aggressively into the business market, or that corporate relicensors will not implement more robust online commerce efforts, any of which could adversely affect our business and operating results.

    In the update and license management market, we primarily compete with software vendors that do not outsource these services. Principal competitive factors in this market include:

    - the existing relationships software vendors have with their customers;

    - the comprehensiveness of the services offered; and

    - price.

We believe we compete effectively with respect to each of these factors.

    In the software deployment and asset management area, we primarily compete with software developers that license this technology to customers in the form of software, rather than provide a hosted service over the Internet. Principal competitive factors in this market include:

    - the relative convenience, implementation speed and cost, and ongoing maintenance cost of solutions residing at the customer's location versus those hosted remotely and provided over the Internet;

    - the speed and effectiveness with which users can deploy and manage software and content using our technology versus that of our competitors;

    - the comprehensiveness of the solutions offered; and

    - price.

We believe we compete effectively with respect to each of these factors. In particular, we believe that the speed and low cost with which our customers can implement INTRAWARE DEPLOYMENT, compared with the relatively greater complexity and cost of implementing competing software solutions that are based at the customers' sites, benefit our competitive position in this area. However, there can be no assurance that companies offering competing software deployment and asset management solutions will not offer versions of those solutions in a hosted environment over the Internet, which could diminish our competitive advantage in this area and adversely affect our business and operating results.

    In the online training market, we primarily compete with companies that provide online learning management solutions, companies that sell courseware over the web, and companies that aggregate learning management solutions and/or courseware in "portal" web sites targeted toward specific market segments. We believe the competitive factors in this market segment include:

    - the range of subjects covered by a vendor's courseware offering;

    - the range of subjects covered by a vendor's learning management solution;

    - price;

    - customer service; and

    - technical support.

We believe we compete effectively in this market based on the breadth of our courseware offering and learning management and skills management solutions. However, the competition in this area is intense, and likely to intensify further as corporations become more comfortable addressing their internal training needs through web-based solutions.

    A factor affecting our ability to compete in all of the above business segments is the existing relationships that many of our competitors already have with divisions of Intraware's current or potential customers. These competitors may be able to leverage their existing relationships to discourage these customers from purchasing additional Intraware products or persuade them to replace Intraware products with their products. Many of our competitors have longer operating histories, significantly greater resources and name recognition and a larger installed base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than we could to new or emerging technologies and changes in customer requirements.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND LICENSES

    Our ability to compete and continue to provide technological innovation is substantially dependent upon internally developed technology. Internally developed applications include the externally branded services listed under the heading "Services" above, and the extranet content administration tools ADMINISCOPE, ITEM MAGIC, PRICE IS RIGHT, and QUOTETOOL. We currently hold two patent applications for which we have received notices of allowance from the U.S. Patent and Trademark Office, and one other patent application. These patent applications cover software and methods for transacting commerce over the web. While we rely on patent, copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology. We are aware that certain other companies are using or may have plans to use in the future the name "Intraware" as a company name or as a trademark or service mark. While we do not believe we have infringed any rights, and we have received no notice of any claims of infringement from any of those companies, we can make no assurance that certain of these companies may not claim superior rights to "Intraware" or other marks used in our business.

    We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our products is difficult, and there can be no assurance that the steps we take will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the United States.

    Substantial litigation regarding intellectual property rights exists in the software industry, and we expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of products in different industry segments overlaps. Any such claims could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product and service delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. A successful infringement claim against us and our failure or inability to license the infringed technology or a similar technology could have a material adverse effect on our business, financial condition and results of operations.

    In addition, we sell certain high encryption software domestically. Federal regulations restrict exportation of these types of encryption software to certain countries and types of recipients. We have established internal procedures to help ensure that the high encryption software is not sold in violation of Federal export laws and regulations. However, if these procedures are not followed by our personnel, or are otherwise circumvented, resulting in our sale of high encryption software to a prohibited foreign customer, then we could be at risk for violating these federal export regulations.

EMPLOYEES

    As of April 30, 2000, we had 365 full-time employees. Our future success depends, in part, on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to recruit and retain sufficient numbers of qualified personnel. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND WE MAY NOT EVER BECOME PROFITABLE.

    We have not achieved profitability, expect to incur net losses in the foreseeable future and may not ever become profitable in the future. We incurred net losses of $28 million for the year ended February 29, 2000, $15 million for the year ended February, 28, 1999, $6.0 million for the year ended February 28, 1998 and $1.5 million for the period from August 14, 1996 through February 28, 1997. As of February 28, 2000, we had an accumulated deficit of approximately $49.3 million. Net losses have increased for each of our quarters since inception and we cannot assure you this trend will not continue. We expect to continue to increase our sales and marketing, product development and administrative expenses. As a result we will need to generate significant additional revenues to achieve and maintain profitability.

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

WE ARE SUBSTANTIALLY DEPENDENT ON THE SUN/NETSCAPE ALLIANCE AND THE TERMINATION OF THIS RELATIONSHIP WOULD HAVE A SUBSTANTIAL, IMMEDIATE ADVERSE EFFECT ON OUR BUSINESS.

    For the year ended February 29, 2000, we generated approximately 79% of our software product revenues from the sale of the Sun/Netscape Alliance's iPlanet software, and approximately 57% of our online service revenues from the outsourcing of INTRAWARE DELIVERY services to the Sun/Netscape Alliance. As a result, transactions with the Sun/Netscape Alliance and the sale of iPlanet products accounted for approximately 71% of our total net revenues in the year ended February 29, 2000. We cannot assure you that the Sun/Netscape Alliance will continue to sell its software through us. If the Sun/Netscape Alliance limited or discontinued selling its software through us, our business would be adversely affected.

    We provide online software update and license management services to Sun/Netscape Alliance customers through our INTRAWARE DELIVERY service under a one-year agreement with Sun entered into effective July 1, 1999. We cannot assure you that this agreement will be extended. Substantially all of our INTRAWARE DELIVERY revenues to date have been generated through this Sun contract, and our failure to extend this contract at the end of the one year term could have a material adverse effect on our INTRAWARE DELIVERY revenues and on our business as a whole.

    If Sun and/or Netscape chose to offer its own electronic software delivery, tracking, maintenance or other services, which it is permitted to do under the current agreements, it would have a substantial and immediate adverse effect on our business, results of operations and financial condition.

THE LOSS OF ONE OR MORE OF OUR KEY CUSTOMERS COULD ADVERSELY AFFECT OUR
REVENUES.

    We believe that a substantial amount of revenue from software product sales in any given future period may come from a relatively small number of customers. If one or more major customers were to substantially cut back software purchases or stop using our products or services, our operating results could be materially adversely affected. We do not have long-term contractual relationships with any of these customers because our customers purchase software on a transaction by transaction basis. As a result, we cannot assure you that any of our customers who purchase software through us will purchase from us in future periods.

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

    We have experienced declining gross margins on revenues derived from software product sales and anticipate that such declines may continue. Also, as we broaden our sales and marketing efforts to support our recently introduced online services, such as INTRAWARE DEPLOYMENT, INTRAWARE VOLUME LICENSING and INTRAWARE E-LEARNING, we may experience one or more quarters of reduced software product sales. Any shortfall in our revenues would directly adversely affect our operating income or loss, and these fluctuations could affect the market price of our Common Stock.

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

OUR NEWLY INTRODUCED ONLINE SERVICES MAY NOT BE ABLE TO GENERATE ANTICIPATED REVENUES.

    We have only recently started selling a number of online services such as INTRAWARE DEPLOYMENT, INTRAWARE VOLUME LICENSING and INTRAWARE E-LEARNING. We cannot assure you that these online services will result in additional customers and customer loyalty, significant additional revenues or improved operating margins in future periods. Additionally, we cannot assure you software vendors will continue to find it strategically or economically justifiable for us to deliver the INTRAWARE DELIVERY service to their customers.

    We had no significant online services revenues until the quarter ended November 30, 1998, and for the year ended February 29, 2000, revenues from online services and technology totaled only $12.4 million, which constituted 12.8% of our total revenues for that period. We do not expect these online services to increase substantially as a portion of our total revenue for at least the next four quarters. This projection, however, is a forward-looking statement and our actual results could differ materially from those anticipated as a result of a number of factors, including demand for our online services and the competitive service offerings of others. These online services are not only important to improving our operating results but also to continuing to attract and retain both our software vendor and corporate information technology professional customers, and in differentiating our online service offerings from those of our competitors.

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

    Our current competitors include a number of companies offering one or more solutions for the researching, evaluation, purchase, deployment and maintenance of and training on business software. Because there are relatively low barriers to entry in the software and Internet services markets, we expect additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a significant adverse effect on our business and results of operations.

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

    Our future success depends upon the continued service of our executive officers and other key technology, sales, marketing and support personnel and none of our officers or key employees is bound by an employment agreement for any specific term. If we lost the services of one or more of our key employees, or if one or more of our executive officers or employees decided to join a competitor or otherwise compete directly or indirectly with us, this could have a significant adverse effect on our business. In particular, the services of Peter Jackson, Chief Executive Officer, Paul Martinelli, Chief Technology Officer, and Mark Long, Vice President of Strategic Development, would be difficult to replace.

WE INTEND TO EXPAND INTERNATIONAL OPERATIONS, AND UNCERTAINTY OF INTERNATIONAL SALES EFFORTS COULD ADVERSELY AFFECT OUR BUSINESS.

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

    To date, we have not had substantial revenues from sales to international customers. We intend to expand the scope of sales to international customers in future periods. In January 2000 we opened an office in the United Kingdom, and in March 2000 we opened an office in Canada. We have only limited experience in marketing, selling and supporting our services and our vendors' software products abroad. Additionally, we do not have any experience in developing foreign language versions of our services. This may be more difficult or take longer than we anticipate especially due to international problems, such as language barriers or currency exchange, and the fact that the Internet infrastructure in such foreign countries may be less advanced than the domestic Internet infrastructure and may result in longer response time and less accurate or consistent electronic software delivery.

    In addition, our contracts with the Sun/Netscape currently allow us to market iPlanet products in the United States, Canada and the United Kingdom only (except in connection with our INTRAWARE DELIVERY service). Revenues from European customers may not be able to grow as planned unless we can obtain the rights to market iPlanet products in continental Europe.

OUR ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

    We currently intend to make additional investments in complementary companies, services and technologies. These acquisitions and investments could disrupt our ongoing business, distract our management and employees and increase our expenses. If we acquire another company, we could face difficulties in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. Acquisitions of additional services or technologies also involve risks of incompatibility and the need for integration into our existing services and marketing, sales and support efforts. We may be required to spend additional time or money on integration which would otherwise be spent on developing our business and services. If we do not integrate our technology effectively or if management and technical staff spend too much time on integration issues, it could harm our business, financial condition and operating results. Also, if we finance the acquisitions by incurring debt or issuing equity securities, this could dilute our existing stockholders. Any amortization of goodwill or other assets, or other charges resulting from the costs of such acquisitions, could adversely affect our operating results.

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

    We take steps to verify that our INTRAWARE DEPLOYMENT customers that download third-party software from our web site are entitled to deploy and use that software. However, there can be no assurance that this verification procedure will help us defend against claims by, or protect us against liability to, the owners of copyrights in that third-party software.

    Our success and ability to compete are substantially dependent upon our internally developed technology, which we protect through a combination of patent, copyright, trade secret and trademark law. We are aware that certain other companies are using or may have plans to use the name "Intraware" as a company name or as a trademark or service mark. While we have received no notice of any claims of trademark infringement from any of those companies, we cannot assure you that certain of these companies may not claim superior rights to "Intraware" or to other marks we use. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services or technology and we cannot be certain that the steps we have taken will prevent misappropriation of our technology.

POTENTIAL YEAR 2000 PROBLEMS WITH OUR INTERNAL OPERATING SYSTEMS OR THE SOFTWARE PRODUCTS THAT WE RESELL COULD ADVERSELY AFFECT OUR BUSINESS.

    Although to date we have not experienced any material problems attributable to the year 2000 problem with respect to our software products and internal systems, it is possible that software we distribute could contain undetected errors or defects associated with year 2000 date functions that may result in material costs or liabilities to us in the future. Moreover, the software we distribute interacts directly and indirectly with a large number of third-party hardware and software systems, each of which may contain or introduce undetected errors or defects. We are unable to predict to what extent our business may be affected if the software we distribute or the systems that operate in conjunction with that software experience a material year 2000 related failure. Any year 2000 defect in the software we distribute, or the software and hardware systems with which it operates, as well as any year 2000 errors caused by older non-current products that were not upgraded by our customers, could expose us to litigation that could require us to incur significant costs in defending the litigation or expose us to the risk of significant damages. The risks of this litigation may be particularly acute due to the mission-critical applications for which many of the products we distribute are used.

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

A DISASTER COULD SEVERELY DAMAGE OUR OPERATIONS.

    We do not have a complete disaster recovery plan in effect and do not have fully redundant systems for our service at an alternate site. A disaster could severely damage our business and results of operations because our service could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems, all of which are located in our principal headquarters in Orinda, California and at an offsite location managed by a third party in Santa Clara, California. Orinda and Santa Clara exist on or near known earthquake fault zones. Although the outside facility, which hosts our primary web and database servers, is designed to be fault tolerant, the system is vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. Although we maintain insurance against fires, floods, earthquakes and general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

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

    Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. In its last two sessions, the United States Congress adopted Internet laws regarding children's privacy, copyrights and taxation. It appears that additional laws and regulations regarding protection of privacy on the Internet will be adopted at the state and federal levels in the United States. The European Union has enacted its own data protection and privacy directive, which required all 15 European Union Member States to implement laws relating to the processing and transmission of personal data by October 25, 1998. We must comply with these new regulations in both Europe and the United States, as well as any other regulations adopted by other countries where we may do business. The growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. Compliance with any newly adopted laws may prove difficult for us and may negatively affect our business.

YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS BECAUSE THEY ARE INHERENTLY UNCERTAIN.

    You should not rely on forward-looking statements in this annual report. This annual report also contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify such forward-looking statements. This annual report also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the growth of certain electronic-commerce, electronic software delivery, software and related service markets and spending. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this annual report.

ITEM 2.  PROPERTIES

    We lease approximately 27,000 square feet of office space in two buildings located in Orinda, California. Of that space, approximately 19,000 square feet are subject to a lease expiring in April 2001, with a renewal option for an additional two years and approximately 8,000 square feet are subject to a lease expiring in or about October 2001, with a renewal option for an additional year. We also occupy approximately 16,000 square feet of office space in Emeryville, California, under a lease expiring in December 2002, and approximately 55,000 square feet of office space in Emeryville under a lease expiring in March 2003. In addition, we occupy approximately 20,000 square feet in Fremont, California, under a lease expiring in April 2001. We have additional field sales offices and technical operations in Atlanta, Georgia; Bellevue, Washington; Boston, Massachusetts; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; Denver, Colorado; Los Angeles, California; McLean, Virginia; New York, New York; Orem, Utah; Sunnyvale, California; Toronto, Ontario (Canada); and Uxbridge, Middlesex (United Kingdom). With the exception of our Sunnyvale facility, which we may be required to vacate, we believe our current facilities will be adequate through calendar year 2000. We are currently in the process of locating additional space to relocate our personnel who are in Sunnyvale. There can be no assurance that additional space will be available on favorable terms, if at all.

ITEM 3.  LEGAL PROCEEDINGS

    As of the date hereof, there is no material litigation pending against Intraware. From time to time, Intraware may be a party to litigation and claims incident to the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, Intraware believes that the final outcome of such matters will not have a material adverse effect on Intraware's business, results of operations, financial condition or prospects.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

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

    On April 28, 2000, the last reported sale price for the Common Stock on the Nasdaq National Market was $16.00 per share. As of April 30, 2000, Intraware estimates that there were approximately 210 holders of record of Intraware Common Stock and a substantially greater number of beneficial owners.

    In October 1999, we paid approximately $11.9 million in total consideration which consisted of approximately $2.5 million in cash, $6.8 million in our stock and approximately $2.6 million in assumed liabilities, deferred compensation and other miscellaneous compensation. The approximately 315,000 shares of common stock issued in connection with this acquisition were exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

    On February 25, 1999, Intraware concluded the initial public offering of 4,600,000 shares of Common Stock, including 600,000 shares subject to an overallotment option on behalf of certain selling stockholders pursuant to a registration statement on Form S-1 (Commission File No. 333-69261) declared effective on February 25, 1999. The managing underwriters of the public offering were Credit Suisse First Boston Corporation, BancBoston Robertson Stephens Inc., and Hambrecht & Quist LLC.

    The 4,350,000 shares registered on our behalf and 250,000 shares registered on the behalf of certain selling stockholders were sold at a price per share of $16.00. The aggregate-offering price of the shares we offered was $69,600,000, less underwriting discounts and commissions of $4,872,000 and expenses of approximately $1,300,000. The proceeds have been and will continue to be used for general corporate purposes, principally working capital, capital expenditures, potential acquisitions and additional sales and marketing efforts. For the year ended February 29, 2000, net cash used from the offering for operating activities totaled $10.6 million and cash flows used for investing activities, principally the purchase of investments, totaled $40.6 million.

ITEM 6.  SELECTED HISTORICAL FINANCIAL INFORMATION

    The following tables present selected historical financial information for Intraware. This information has been derived from their respective financial statements and notes, some of which are included elsewhere in this annual report. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and are qualified by reference to the financial statements and notes thereto and appearing elsewhere in this annual report. The statement of operations data set forth below for the years ended February 29, 2000, February 28, 1999 and 1998, and for the period from August 14, 1996 to February 28, 1997, and the balance sheet data at February 29, 2000 and February 28, 1999, 1998, and 1997, are derived from, and are qualified by reference to, the audited financial statements of Intraware included elsewhere in this annual report. The historical results are not necessarily indicative of results to be expected for any future period.

                                                         FOR THE YEAR ENDED
                                            ---------------------------------------------     AUGUST 14, 1996
                                            FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 28,    (INCEPTION) THROUGH
                                                2000            1999            1998         FEBRUARY 28, 1997
                                            -------------   -------------   -------------   -------------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net Revenues:
  Software product sales..................     $ 84,495        $ 34,741        $10,383             $     6
  Online services and technology..........       12,419           3,827             61                  --
                                               --------        --------        -------             -------
  Total net revenues......................       96,914          38,568         10,444                   6
                                               --------        --------        -------             -------
Cost of net revenues:
  Software product sales..................       72,380          29,665          8,348                   5
  Online services and technology..........        2,002             789             11                  --
                                               --------        --------        -------             -------
Total cost of net revenues................       74,382          30,454          8,359                   5
                                               --------        --------        -------             -------
Gross profit..............................       22,532           8,114          2,085                   1
                                               --------        --------        -------             -------
Operating expenses
  Sales and marketing.....................       30,179          14,656          4,218                 332
  Product development.....................        8,785           3,293          2,114                 589
  General and administrative..............        8,407           3,342          1,739                 614
  Stock option compensation...............        3,342           1,895             67                  --
  Merger and acquisition related costs
    including amortization of
    intangibles...........................        2,457              --             --                  --
                                               --------        --------        -------             -------
Total operating expenses..................       53,170          23,186          8,138               1,535
                                               --------        --------        -------             -------
Loss from operations......................      (30,638)        (15,072)        (6,053)             (1,534)
Interest expense..........................         (118)           (198)          (103)                (12)
Interest and other income, net............        2,805             246            123                  39
                                               --------        --------        -------             -------
Net loss..................................     $(27,951)       $(15,024)       $(6,033)            $(1,507)
                                               ========        ========        =======             =======
Net loss per share:
Basic and diluted(1)......................     $  (1.14)       $  (3.00)       $ (2.64)            $ (1.65)
                                               ========        ========        =======             =======
Weighted average shares--basic and
  diluted(1)..............................       24,532           5,002          2,285                 911
                                               ========        ========        =======             =======

                                                 FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 28,
                                                     2000            1999            1998            1997
                                                 -------------   -------------   -------------   -------------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents and investments......     $ 46,885        $ 2,832         $ 1,568          $1,882
Working capital (deficit)......................       13,564           (646)            485           1,623
Total assets...................................      131,112         36,633          16,578           2,710
Other long term obligations....................          399            168             105             198
Total stockholders' equity.....................     $ 50,603        $ 1,668         $ 1,663          $2,204

------------------------

Note: All historical information has been restated to reflect the acquisition of Internet Image, Inc. on December 7, 1999, which was accounted for as a pooling of interests. See Note 10 of the Notes to the Financial Statements.

       The Company has not paid cash dividends on its Common Stock.

(1) With respect to the calculation of net loss per share and weighted average shares, Note 1 of Notes to Financial Statements provides an explanation of the determination of the weighted average shares used to compute net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING THE EXTENT AND TIMING OF FUTURE REVENUES AND EXPENSES AND CUSTOMER DEMAND, STATEMENTS REGARDING THE DEPLOYMENT OF OUR PRODUCTS, AND STATEMENTS REGARDING OUR RELIANCE ON THIRD PARTIES. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING BUT NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS" IN ITEM 1 ABOVE AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

INTRAWARE OVERVIEW

    Intraware, Inc. was incorporated in Delaware on August 14, 1996. We are the leading e-marketplace for web-based software and services targeted to IT professionals. Our services allow IT professionals to control the business software life cycle from their web browsers--starting with research and evaluation, through purchase, training, and deployment, to updates and management. We provide objective technical research; in-depth software analysis; an extensive selection of software, training, and resources; and a comprehensive software delivery, update, and management system.

    Software product sales revenue results from the sale of third party software products to customers and is recognized when there is evidence of an arrangement for a fixed and determinable fee that is probable of collection and the software is available for customer download through our Web site. Software maintenance revenue results from the sale of third-party software maintenance agreements and is recognized ratably over the service period.

    Online services and technology revenue results primarily from software maintenance outsourcing arrangements with third-party software vendors delivered through INTRAWARE DELIVERY (formerly SUBSCRIBNET) and from various fee-based subscription research and evaluation services that we offer. Such revenues are generally recognized ratably over the service period. Primarily as a result of the acquisition of Internet Image, a portion of these revenues is generated from other sources, including the sale of licenses for our proprietary software. We have therefore renamed this line item to reflect the varying nature of these revenue streams.

    We have a limited operating history upon which investors may evaluate our business and prospects. Since inception, we have incurred significant losses, and, as of February 29, 2000, had an accumulated deficit of approximately $49.3 million. We intend to expend significant financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings. As a result, we expect to incur additional losses and continued negative cash flow from operations for the foreseeable future. Such losses are anticipated to increase significantly from current levels. There can be no assurance that our sales will increase or continue at their current level. There also can be no assurances that we will achieve or maintain profitability or generate cash from operations in future periods. Our future must be considered in light of the risks frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as e-commerce. To address these risks, we must, among other things, maintain existing and develop new relationships with software publishers, continue to improve existing and develop new services, implement and successfully execute our business and marketing strategy, continue to develop and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks and the failure to do so would have a material adverse effect on our business, financial condition and results of operations. Our current and future expense levels are based largely on our planned operations and estimates of future sales. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales would have an immediate adverse effect on our business, financial condition and results of operations. In view of the rapidly evolving nature of our business and our limited operating history, we are unable to accurately forecast our sales and believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

TOTAL REVENUE

    Revenue increased to $96.9 million for the year ended February 29, 2000 from $38.6 million for the year ended February 28, 1999, and $10.4 million for the year ended February 28, 1998. In addition, for the year ended February 29, 2000, product revenue accounted for $84.5 million or 87.2% of revenue, while online service and technology revenue accounted for $12.4 million or 12.8% of revenue.

    Revenue growth was due to our expanding vendor base, experienced sales force and increasing customer demand for products and services.

COST OF NET REVENUES

    Total cost of net revenues increased to $74.4 million for the year ended February 29, 2000 from $30.5 million for the year ended February 28, 1999 and $8.4 for the year ended February 28, 1998. This increase in total cost of net revenues was primarily attributable to increases in the volume of third-party software and maintenance products that we sold.

    Our gross margin increased to 23.2% for the year ended February 29, 2000 from 21.0% for the year ended February 28, 1999 and 20% for the year ended February 28, 1998.

    Costs of revenue primarily consist of the cost of third-party products sold, content development and acquisition, internet connectivity and allocated overhead charges. We purchase third-party products at a discount to the third-party's established list prices according to standard reseller terms. The increase in the cost of revenue dollars was primarily due to higher product and service sales. The margin percentage increase primarily reflects increased online services and technology sales.

SALES AND MARKETING EXPENSES

    For the year ended February 29, 2000, sales and marketing expenses were $30.2 million or 31.1% of net revenue, an increase from $14.7 million or 38.0% of net revenue for the year ended February 28, 1999, and $4.2 million or 40.4% of net revenue for the year ended February 28, 1998.

    Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, promotional materials and trade show exhibit expenses. The increase is primarily the result of additional focused advertising and marketing expenditures as well as the addition of personnel and external sales offices throughout the United States and Europe. We plan to make significant investments in sales and marketing, to expand the direct sales force, increase marketing expenditures, and continue to develop strategic relationships to drive traffic to our web-site and generate leads for products and services. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

PRODUCT DEVELOPMENT EXPENSES

    For the year ended February 29, 2000, product development expenses were $8.8 million or 9.1% of net revenue, an increase from $3.3 million or 8.5% of net revenue for the year ended February 28, 1999, and $2.1 million or 20.2% of net revenue for the year ended February 28, 1998.

    Product development expenses primarily consist of personnel, consulting and equipment depreciation expenses. Costs related to research, design and development of products and services have also been charged to product development expense as incurred. The increase was primarily due to an increase in the number of product development personnel employed to support expansion of the eServices online service offerings. We believe significant investments in product development and technological infrastructure are essential to our future success and expect that the amount of product development expense will increase in future periods. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

GENERAL AND ADMINISTRATIVE EXPENSES

    For the year ended February 29, 2000, general and administrative expenses were $8.4 million or 8.7% of net revenue, an increase from $3.3 million or 8.7% of net revenue for the year ended February 28, 1999, and $1.7 million or 16.7% of net revenue for the year ended February 28, 1998.

    General and administrative expenses consist primarily of compensation for administrative and executive personnel, facility costs and fees for professional services. The increase is primarily due to the use of outside professional consulting services, including the ongoing implementation of sales force automation and accounting software packages. In addition, we required increased expenditures in accounting and legal functions for strategic partnering arrangements and for compliance with reporting obligations as a public company. Management expects general and administrative expense to increase in future periods. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

STOCK-BASED COMPENSATION

    For the year ended February 29, 2000, stock-based compensation expenses were $3.3 million or 3.4% of net revenue, an increase from $1.9 million or 4.9% of net revenue for the year ended February 28, 1999, and $67,000 or 0.6% of net revenue for the year ended February 28, 1998.

    Stock compensation expense is an ongoing charge through August 2002 that is related to employee stock options granted while we were not a public company. See Note 9 of Notes to Financial Statements.

AMORTIZATION OF INTANGIBLES

    For the year ended February 29, 2000, merger and acquisition related costs including amortization of intangibles were $2.5 million or 2.5% of net revenue. There were no merger and acquisition related costs including amortization of intangibles for the years ended February 28, 1999 and 1998.

    Merger and acquisition related costs including amortization of intangibles is a charge related to our acquisitions of BITSource, Inc. and Internet Image, Inc. This expense is an ongoing charge through September 2004.

INTEREST EXPENSE

    For the year ended February 29, 2000, interest expenses were $118,000 or 0.1% of net revenue, a decrease from $198,000 or 0.5% of net revenue for the year ended February 28, 1999, and $103,000 or 1.0% of net revenue for the year ended February 28, 1998.

    Interest expense relates to obligations under capital leases and borrowings under a bank line. The decrease in interest expense is primarily the result of funds received in our initial public offering and the purchase of Internet Image, Inc., which was accounted for as a pooling-of-interests.

INTEREST AND OTHER INCOME, NET

    For the year ended February 29, 2000, interest and other income, net were $2.8 million or 2.9% of net revenue, an increase from $246,000 or 0.6% of net revenue for the year ended February 28, 1999, and $123,000 or 1.2% of net revenue for the year ended February 28, 1998.

    The increase in interest income is primarily the result of funds received in our initial public offering.

INCOME TAXES

    From inception through February 29, 2000, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of February 28, 2000, Intraware had approximately $42 million of federal and $26 million of state net operating loss carryforwards available to offset future taxable income which expire in varying amounts between 2005 and 2012. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, we have recorded a 100% valuation allowance. Furthermore, as a result of changes in our equity ownership from our convertible preferred stock financing and our initial public offering, utilization of the net operating losses and tax credits is subject to substantial annual limitations. This is due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization. See Note 4 of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    We have satisfied our current cash requirements through the initial public offering, which was effective on February 25, 1999. As of February 29, 2000, we had approximately $16.0 million of cash and cash equivalents and $30.9 million in short and long-term marketable securities. Our principal commitments consist of obligations outstanding under bank credit lines, capital and operating leases, accounts payable and accrued expenses. Although we have no material commitments for capital expenditures, we anticipate an increase in the rate of capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.

    Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect these requirements. We may also have increased capital requirements in order to respond to competitive pressures. Also, we may need additional capital to fund acquisitions of complementary businesses and technologies. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. Actual results could vary materially as a result of the factors described above. If additional capital resources are required, we may seek to sell additional equity, debt securities or increase our bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement 133" ("SFAS 137"). SFAS

137 defers for one year the application of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of Statement of Financial Accounting Standards No. 133 is not expected to have an impact on our results of operations, financial position or cash flows.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We adopted SAB No. 101 during the year ended February 29, 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At the end of fiscal year 2000, we had cash and cash equivalents of $16.0 million, short term investments of $11.0 million and long term investments of $19.8 million. We have not used derivative financial instruments in our investment portfolio during fiscal 2000. We place our investments with high quality issuers, by policy, in an effort to limit the amount of credit exposure to any one issue or issuer.

    The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issue or issuer. At February 29, 2000 $16.0 million of the Company's cash, cash equivalents and investment portfolio carried maturity dates of less than 90 days, $11.0 million carried maturity dates of 90 days or more but less than one year and $19.8 million carried maturity dates of more than one year. The effect of changes in interest rates of +/-10% over a six-month horizon would not have a material effect on the fair market value of the portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated by reference to the Financial Statements set forth on pages F-1 through F-21 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to Intraware's executive officers and directors as of April 30, 1999.

NAME                                      AGE                            POSITION
----                                    --------   ----------------------------------------------------
Peter H. Jackson......................     41      President and Chief Executive Officer
Donald M. Freed.......................     48      Executive Vice President and Chief Financial Officer
Paul A. Martinelli....................     35      Senior Vice President and Chief Technology Officer
Terence J. Healey.....................     35      Senior Vice President of Corporate Marketing
Cynthia H. Mascheroni.................     39      Senior Vice President of Customer Services
James A. Brentano.....................     41      Vice President of Strategic Technology, eServices
David L. Dunlap.......................     33      Vice President of Operations
Catherine Turner Keim.................     30      Vice President of eCommerce
Mark Long.............................     32      Vice President of Strategic Development
Norman A. Pensky......................     50      Vice President of Sales
Frost R. R. Prioleau..................     39      Vice President of eServices
Anita A. Youmans-Trone................     50      Vice President of Finance
John J. Moss..........................     37      General Counsel
Mark B. Hoffman.......................     53      Director, Chairman of the Board
Charles G. Davis, Jr..................     65      Director, Vice Chairman of the Board
Laurence M. Baer......................     42      Director
John V. Balen.........................     39      Director
Mary Ann Byrnes.......................     43      Director
Ronald E. F. Codd.....................     43      Director

    Messrs. Davis, Balen and Codd comprise Intraware's audit committee. Mr. Hoffman and Ms. Byrnes comprise Intraware's compensation committee.

    PETER H. JACKSON co-founded Intraware in August 1996 and has served as President and Chief Executive Officer since its inception. From May 1996 to August 1996, Mr. Jackson served as a Vice President of Vanstar Corporation, a computer hardware and services company. From May 1994 to May 1996, Mr. Jackson served as President and COO of Dataflex Corporation, a value-added reseller of computer hardware and services. From January 1986 to May 1994, Mr. Jackson served as Founder and President of Granite Computer Products, Inc., a corporate computer hardware reseller and services provider. Mr. Jackson holds an A.B. in History from the University of California, Berkeley. Mr. Jackson currently serves as a director of SmashCast, a private Internet company.

    DONALD M. FREED co-founded Intraware in August 1996 and has served as Vice President and Chief Financial Officer since its inception. From May 1996 to August 1996, Mr. Freed served as a business development director for Vanstar Corporation, a computer hardware and services company. From May 1994 to May 1996, Mr. Freed served as Senior Vice President of Business Development for Dataflex Corporation, a value-added reseller of computer hardware and services. From May 1989 to May 1994, Mr. Freed served as CFO of Granite Computer Products, Inc., a corporate computer hardware reseller and services provider. Mr. Freed is a certified public accountant and holds a B.S. in Accounting and a B.A. in Journalism from San Francisco State University.

    PAUL A. MARTINELLI co-founded Intraware in August 1996 and has served as Vice President and Chief Technology Officer since its inception. From May 1994 to May 1996, Mr. Martinelli served as Vice President of Information Systems for Dataflex Corporation, a value-added reseller of computer hardware and services. From February 1991 to May 1994, Mr. Martinelli served as Director of Information Systems for Granite Computer Products, Inc., a corporate computer hardware reseller and services provider. Mr. Martinelli holds a B.A. in Computer Science from the University of California, San Diego.

    TERENCE J. HEALEY has served as Vice President of Corporate Marketing of Intraware since its inception in August 1996. From May 1994 to August 1996,
Mr. Healey served as Regional Vice President of Marketing, and later National Vice President of Marketing for Dataflex Corporation, a value-added reseller of computer hardware and services. From August 1990 to May 1994, Mr. Healey served successively as a product manager, marketing manager and Director of Marketing for Granite Computer Products, Inc., a corporate computer hardware reseller and services provider. Mr. Healey holds a B.A. in Political Science from the University of California at Berkeley.

    CYNTHIA H. MASCHERONI joined Intraware as Director of Marketing in
February 1997. Ms. Mascheroni became Vice President of Business Development in April 1997 and Vice President of Customer Services in November 1999. From February 1993 to February 1997, Ms. Mascheroni served as Director of Business Development and Director of Marketing for Graphix Zone, a computer and data processing company. Ms. Mascheroni holds an M.B.A. from Northwestern University and a B.A. in Psychology from the University of California, Los Angeles.

    JAMES A. BRENTANO joined Intraware as Director of Systems Engineering in June 1997. Mr. Brentano became Vice President of Knowledge Services in June 1998 and Vice President of Strategic Technology, eServices, in November 1999. From January 1996 to June 1997, Mr. Brentano served as Director of LAN Services for Pacific Bell. From March 1991 to December 1995, Mr. Brentano served as an Information Technology Strategic Architect for Pacific Gas & Electric, a regional natural gas and electric power utility. Mr. Brentano holds an M.S. in Computer Science from the University of California, Davis and an A.B. in Letters and Sciences from the University of California, Berkeley.

    DAVID L. DUNLAP joined Intraware as the Director of Product Lines in September 1997. Mr. Dunlap became Vice President of Operations in May 1998. From September 1996 to September 1997, Mr. Dunlap served as a Financial Systems Project Manager for PeopleSoft, Inc., a software development company. From May 1996 to September 1996, Mr. Dunlap served as Director of Purchasing for Vanstar Corporation, a computer hardware and services company. From May 1994 to May 1996, Mr. Dunlap served as Vice President of National Operations for Dataflex Corporation, a value-added reseller of computer hardware and services. From September 1986 to May 1994, Mr. Dunlap served as Vice President of Operations for Granite Computer Products, Inc., a corporate computer hardware reseller and services provider. Mr. Dunlap holds a B.A. in Government from Cornell University.

    CATHERINE TURNER KEIM joined Intraware as Product Manager in
September 1997. Ms. Keim became Vice President of Intraware.shop in March 1999 and Vice President of eCommerce in November 1999. From June 1996 to
September 1996, Ms. Keim worked at Microsoft Corporation in product marketing in the Desktop Applications group. Ms. Keim holds an M.B.A. from Northwestern University and a B.A. in History from the University of Virginia.

    MARK LONG joined Intraware as the Vice President of Strategic Development in February 1999. From July 1998 to February 1999 Mr. Long was an investment banker with Credit Suisse First Boston in its Technology Group, focusing primarily on initial public offerings and mergers and acquisitions for companies in the Internet sector. From April 1998 to July 1998, Mr. Long was an investment banker with Deutsche Bank Securities. From August 1995 to April 1998, Mr. Long was an attorney with Gunderson Dettmer Stough Hachigian & Villeneuve, LLP, where he specialized in representing emerging growth technology companies and venture capitalists. Mr. Long holds a J.D. and an M.B.A. from the University of Michigan and a B.A. in Philosophy from the University of Arizona.

    NORMAN A. PENSKY joined Intraware as Vice President of Sales in December 1996. From July 1991 to November 1996, Mr. Pensky served as Senior Director of Strategic Accounts for Macromedia, Inc., an

Internet publishing company. Mr. Pensky holds an M.B.A. from Golden Gate University and a B.S. in Business from the University of Southern California.

    FROST R. R. PRIOLEAU joined Intraware as the Vice President of SUBSCRIBNET in December 1998. Mr. Prioleau became Vice President of eServices in November 1999. From March 1989 to October 1998, Mr. Prioleau served successively as Vice President and President and Chief Executive Officer of P2 Holdings Corporation, a rapid prototyping and services provider. P2 Holdings Corporation filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in December 1998.
Mr. Prioleau holds a B.S.E. in Engineering Management Systems from Princeton University.

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

    JOHN J. MOSS joined Intraware as General Counsel in October 1999. From March 1997 to October 1999, he served as Assistant General Counsel and then Deputy General Counsel at BARRA, Inc., a provider of financial software and services. From June 1993 to March 1997 he served as Corporate Counsel at Oracle Corporation, and from September 1991 to May 1993 he was an associate at the law firm of Graham & James. Mr. Moss holds a J.D. from Stanford University, an M.A. in International Economics from the Johns Hopkins School of Advanced International Studies, and a B.A. from Sarah Lawrence College.

    MARK B. HOFFMAN has served as Chairman of the Board of Directors of Intraware since August 1996. Since September 1996, Mr. Hoffman has served as Chairman of the Board and Chief Executive Officer of Commerce One, an e-commerce procurement and supplier-management solutions company. In 1984, Mr. Hoffman co-founded Sybase, Inc., a database software company, and served as President until July 1996. Mr. Hoffman holds an M.B.A. from the University of Arizona and a B.S. in Engineering from the U.S. Military Academy. Mr. Hoffman serves on the Board of Directors of several privately held companies.

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

    JOHN V. BALEN has served as a director of Intraware since April 1998. Since September 1995 Mr. Balen has served as a General Partner at Canaan Partners, a nationally focused, private venture capital firm. From June 1985 to June 1995, Mr. Balen served as an Associate and a Managing Director of Horsley Bridge Partners, a private equity investment management firm. Mr. Balen has an M.B.A. and a B.S. in Electrical Engineering from Cornell University. Mr. Balen serves on the Board of Directors of Commerce One, Inc., and E-Stamp, Inc., both publicly held companies, as well as on the Board of Directors of several privately held companies.

    MARY ANN BYRNES has served as a director of Intraware since January 1998. Since January 2000, Ms. Byrnes has served as Chairman of the Board, President and Chief Executive Officer of LogicTier, Inc., a provider of e-business operations outsourcing. From September 1999 to January 2000, she was the Chief

Executive Officer in Residence at Kleiner Perkins Caufield & Byers, a venture capital firm. From December 1994 to June 1999, she served as the founding President and Chief Executive Officer of Corsair Communications, Inc., a provider of system solutions for the wireless industry. From June 1987 to November 1994, Ms. Byrnes served as Vice President of Sales and Marketing and Vice President of Operations for Cellular One, a regional mobile phone and communications company. Ms. Byrnes holds an M.B.A. from Harvard Business School and a B.A. in Economics from Wellesley College. Ms. Byrnes serves on the Board of Directors of Corsair Communications.

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

CLASSIFIED BOARD

    Intraware's certificate of incorporation provides for a classified Board of Directors consisting of three classes of directors, each serving staggered three-year terms. As a result, a portion of Intraware's Board of Directors will be elected each year. To implement the classified structure, two of the nominees to the board were elected to one-year terms, two elected to two-year terms and three were elected to three-year terms. Thereafter, all directors are elected for three-year terms. John Balen, Laurence Baer and Ronald Codd have been designated Class II directors whose term expires at the 2000 annual meeting of stockholders. Peter Jackson and Mark Hoffman have been designated Class III directors whose term expires at the 2001 annual meeting of stockholders. Charles
G. Davis and Mary Ann Byrnes are Class I directors who were re-elected to a three-year term at the 1999 annual meeting of stockholders.

    Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of the directors, officers or key employees of Intraware.

BOARD COMMITTEES

    Intraware's Board has established an audit committee and a compensation committee.

    Intraware's audit committee consists of Messrs. Davis, Balen and Codd. The audit committee reviews the internal accounting procedures of Intraware and consults with and reviews the services provided by Intraware's independent accountants.

    Intraware's compensation committee consists of Mr. Hoffman and Ms. Byrnes. The compensation committee reviews and recommends to the Board of Directors the compensation and benefits of employees of Intraware.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The table below summarizes the compensation earned for services rendered to Intraware in all capacities for the fiscal years ended February 28, 1998, 1999 and February 29, 2000 by Intraware's Chief Executive Officer and Intraware's next four most highly compensated executive officers, including one officer who left Intraware in January 2000, who earned more than $100,000 during the fiscal year ended February 29, 2000. These executives are referred to as the Named Executive Officers elsewhere in this annual report.

                                                                              LONG-TERM
                                                                             COMPENSATION
                                                                                AWARDS
                                                                             ------------
                                                      ANNUAL COMPENSATION     SECURITIES
                                                      --------------------    UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITIONS                 YEAR     SALARY($)   BONUS($)    OPTIONS(#)    COMPENSATION
----------------------------               --------   ---------   --------   ------------   ------------
Peter H. Jackson ........................    2000     $324,925    $ 40,000           --           ----
  President and Chief Executive Officer      1999      263,990      40,000       50,000             --
                                             1998      230,833      60,000      100,000

Donald M. Freed .........................    2000      140,833      20,000           --             --
  Executive Vice President and Chief         1999      130,000      20,000           --             --
  Financial Officer                          1998      115,417       5,000       30,000             --

Manfred Krikke (1) ......................    2000      145,037      20,000           --             --
  Vice President of Intraware                1999       62,200          --      240,000        $63,500(2)
  International                              1998           --          --           --             --

Mark Long ...............................    2000      111,375      55,000      450,000             --
  Vice President of Strategic Development                                            --             --
                                                                                                    --

Norman A. Pensky ........................    2000      164,017     126,069           --             --
  Vice President of Sales                    1999      181,317          --           --             --
                                             1998      125,000      37,500       30,000             --

------------------------

(1) Mr. Krikke left the Company in January 2000.

(2) Represents a one-time signing bonus.

OPTION GRANTS DURING LAST FISCAL YEAR

    The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers in the fiscal year ended February 29, 2000, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent Intraware's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of Intraware's Common Stock.

    In fiscal 2000, Intraware granted options to purchase up to an aggregate of 2,670,180 shares (excluding 107,714 shares issued from assumed plans during acquisitions in fiscal 2000) to employees, directors and consultants. All options were granted under Intraware's 1996 Stock Option Plan, 1998 Director Option Plan and 1999 Non-Qualified Acquisition Stock Option Plan at exercise prices which were equal to the closing price of Intraware's Common Stock on the date of grant as reported on the Nasdaq exchange. All options have a term of ten years. Optionees may pay the exercise price by cash, check, promissory note or delivery of already-owned shares of Intraware's Common Stock. Generally, option shares vest over four years, with 25% of the option shares vesting one year after the option grant date, and the remaining option shares vesting ratably each month thereafter.

                                                INDIVIDUAL GRANTS
                                --------------------------------------------------   POTENTIAL REALIZABLE VALUE
                                              % OF TOTAL                               AT ASSUMED ANNUAL RATES
                                 NUMBER OF      OPTIONS                                    OF STOCK PRICE
                                SECURITIES    GRANTED TO                               APPRECIATION FOR OPTION
                                UNDERLYING     EMPLOYEES    EXERCISE                            TERM
                                  OPTIONS       IN LAST       PRICE     EXPIRATION   ---------------------------
NAME                            GRANTED (#)   FISCAL YEAR   ($/SHARE)      DATE           5%            10%
----                            -----------   -----------   ---------   ----------   ------------   ------------
Peter H. Jackson..............         --           --            --       --                --             --
Donald M. Freed...............         --           --            --       --                --             --
Manfred Krikke................         --           --            --       --                --             --
Mark Long.....................     90,000       3.3307%     $  18.50     6/16/09      1,047,110      2,653,581
                                  210,000       7.7716       17.6250    10/27/09      2,327,696      5,898,839
Norman A. Pensky..............         --           --            --       --                --             --

AGGREGATE OPTION EXERCISES DURING LAST FISCAL YEAR AND FISCAL YEAR END OPTION
  VALUES

    The following table sets forth information with respect to the Named Executive Officers concerning option exercises for the fiscal year ended February 29, 2000, and exercisable and unexercisable options held as of February 29, 2000. No options were exercised by the Named Executive Officers during the fiscal year ended February 28, 1999. The "Value of Unexercised In-the-Money Options at February 29, 2000" is based on a value of $76.4375 per share, the fair market value of Intraware's Common Stock as of February 29, 2000, less the per share exercise price of the option, multiplied by the number of shares issued upon exercise of the option. All options were granted under Intraware's 1996 Stock Option Plan. Some options are immediately exercisable; however, as a condition of exercise, the optionee must enter into a stock restriction agreement granting Intraware the right to repurchase the shares issuable by such exercise at their cost in the event of the optionee's termination of employment. Generally, the shares vest over four years, with 25% of the shares vesting one year after the grant date and the remaining shares vesting ratably each month thereafter.

                                                   NUMBER OF SECURITIES
                                                  UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED IN-THE-
                                                  OPTIONS AT FEBRUARY 29,           MONEY OPTIONS AT
                                                         2000 (#)                 FEBRUARY 29, 2000 ($)
                                                ---------------------------   -----------------------------
                                                EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                                                -----------   -------------   -------------   -------------
Peter H. Jackson..............................      50,000            --       $1,335,847              --
Donald M. Freed...............................      30,000            --        2,263,125              --
Manfred Krikke................................      20,000            --        1,525,750              --
Mark Long.....................................     150,000       285,000        9,515,625      16,695,938
Norman A. Pensky..............................          --            --               --              --

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Mr. Hoffman, a member of the compensation committee, serves as a member of the Board of Directors and as the chief executive officer of Commerce One, Inc. No other member of the compensation committee serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of Intraware's Board of Directors or compensation committee. See Item 13--Certain Relationships and Related Transactions.

DIRECTOR COMPENSATION

    Directors do not currently receive any cash compensation from Intraware for their service as members of the Board of Directors. Under Intraware's 1996 Stock option plan, directors are eligible to receive stock option grants at the discretion of the Board of Directors or other administrator of the plan. Under Intraware's 1998 Director Option Plan, directors receive nondiscretionary stock option grants at the time they become directors and annually thereafter. Intraware's 1996 Stock Option Plan and 1998 Director Option Plan are described more fully in Note 12 to the Financial Statements.

    Currently, each Board member receives an option grant upon his or her appointment to the Board and upon each anniversary of service thereafter. During 1997 and 1998, the board granted options to purchase an aggregate of 40,000 shares to each of Messrs. Davis and Hoffman. During 1998, the board granted options to purchase an aggregate of 30,000 shares to each of Mr. Baer and Ms. Byrnes in connection with their appointment to Intraware's Board of Directors. In 1999, the board granted options to purchase an aggregate of 30,000 shares to Mr. Codd. All of the foregoing options were granted under the 1996 Stock Option Plan. In 2000, each of Messrs. Baer, Balen, Codd, Davis and Hoffman and Ms. Byrnes received an option to purchase 15,000 shares under the 1998 Director Option Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding beneficial ownership of Intraware Common Stock as of April 30, 2000 (except as otherwise noted) by

    - each person or entity who is known by Intraware to own beneficially more than 5% percent of Intraware, Inc.'s outstanding stock;

    - each of the Named Executive Officers;

    - all directors and executive officers of Intraware as a group.

    This table is based on information provided to Intraware or filed with the Securities and Exchange Commission by Intraware's directors, executive officers and principal stockholders. Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Intraware, Inc., 25 Orinda Way, Orinda California 94563. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned. Applicable percentage ownership in the following table is based on 26,051,042 shares of Common Stock outstanding as of April 30, 2000.

                                                               SHARES BENEFICIALLY
                                                                      OWNED
                                                              ----------------------
NAME AND ADDRESS                                               NUMBER     PERCENTAGE
----------------                                              ---------   ----------
Peter H. Jackson (1)........................................  3,389,000      13.0
Mark B. Hoffman (2).........................................  1,852,500       7.1
Charles G. Davis, Jr. (3)...................................  1,146,250       4.4
Donald M. Freed (4).........................................    569,493       2.2
Norman A. Pensky (5)........................................    225,000         *
Mark Long (6)...............................................    209,085         *
Manfred Krikke (7)..........................................     90,326         *
Laurence M. Baer (8)........................................     36,250         *
Ronald E. F. Codd (9).......................................     36,250         *
Mary Ann Byrnes (10)........................................     34,250         *
John V. Balen (11)..........................................      3,125         *
All directors and officers as a group (21 Persons) (12).....  9,263,826      35.6

------------------------

   * Less than 1% of the outstanding shares of Common Stock.

 (1) Includes 50,000 shares issuable upon exercise of stock options exercisable within 60 days of April 30, 2000. Also includes 37,500 shares held from the exercise of stock options which were unvested and subject to Intraware's repurchase option as of April 30, 2000, should Mr. Jackson's employment with

     Intraware terminate. Mr. Jackson is Intraware's President, Chief Executive Officer and a member of the Board of Directors.

 (2) Includes 46,250 shares issuable upon exercise of stock options exercisable within 60 days of April 30, 2000. Includes 1,806,250 shares held by Mark B. Hoffman, trustee of the Hoffman Family Trust. Excludes 40,000 shares held by the Annie Eleanor Hoffman 1993 Revocable Trust of which Mr. Hoffman disclaims beneficial ownership. Excludes 40,000 shares held by the Andrew Mark Hoffman 1993 Revocable Trust of which Mr. Hoffman disclaims beneficial ownership. Mr. Hoffman is a member of the Board of Directors of Intraware.

 (3) Includes 6,250 shares issuable upon exercise of stock option exercisable within 60 days of April 30, 2000. Includes 400,000 shares held by Charles
     G. Davis, Jr. Trustee of the Charles G. Davis, Jr. Trust Agreement dated 1/90 and 600,000 shares held by the Davis Family-54447-LLC. Mr. Davis is Vice Chairman of the Board of Directors of Intraware.

 (4) Includes 13,125 shares issuable upon exercise of stock options exercisable within 60 days of April 30, 2000. Also includes 1,147 shares acquired through the Company's 1998 Employee Stock Purchase Plan. Mr. Freed is Intraware's Vice President and Chief Financial Officer.

 (5) Includes 47,917 shares held from the exercise of stock options which were unvested and subject to Intraware's repurchase option as of April 30, 2000, should Mr. Pensky's employment with Intraware terminate. Mr. Pensky is Intraware's Vice President of Sales.

 (6) Includes 207,500 shares issuable upon exercise of stock options exercisable within 60 days of April 30, 2000. Includes 1,585 shares acquired through the Company's 1998 Employee Stock Purchase Plan. Mr. Long is Intraware's Vice President of Strategic Development.

 (7) Includes 89,738 shares held from the exercise of stock options. Also includes 588 shares acquired through the Company's 1998 Employee Stock Purchase Plan. Mr. Krikke was Intraware's Vice President of Intraware International. Mr. Krikke's employment with Intraware terminated in January 2000.

 (8) Includes 36,250 shares issuable upon exercise of stock options exercisable within 60 days of April 30, 2000. Mr. Baer is a member of the Intraware's Board of Directors.

 (9) Includes 36,250 shares issuable upon exercise of stock options exercisable within 60 days of April 30, 2000. Mr. Codd is a member of the Intraware's Board of Directors.

 (10) Includes 28,000 shares held from the exercise of stock options of which 12,500 were unvested and subject to Intraware's repurchase option as of April 30, 2000, should Ms. Byrne cease to serve on Intraware's Board of Directors. In addition, includes 6,250 shares issuable upon exercise of stock option exercisable within 60 days of April 30, 2000. Ms. Byrnes is a member of Intraware's Board of Directors.

 (11) Includes 3,125 shares issuable upon exercise of stock option exercisable within 60 days of April 30, 2000. Mr. Balen is a principal of Canaan Equity Partners, L.L.C. the general partner of Canaan Equity, L.P.
      Mr. Balen disclaims beneficial ownership of the shares held by Canaan Equity L.P., except to the extent of his pecuniary interest arising from his interest as a principal of Canaan Equity Partners, L.L.C., the general partner of Canaan Equity Partners, L.P. Mr. Balen is a member of the Board of Directors of Intraware.

 (12) Includes an aggregate of 682,748 shares exercisable within 60 days of April 30, 2000. Certain of these shares are subject to repurchase at cost, which right of repurchase lapses at the rate of 1/4th at the end of one year from the date of grant and 1/48th each month thereafter.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In July 1998, Intraware loaned to Mr. Jackson $300,000 at an annual interest rate of 8% secured, in part, by the pledge of 3,489,800 shares of Intraware common stock held by Mr. Jackson. Mr. Jackson is President, Chief Executive Officer and a director of Intraware. In March 1999, Mr. Jackson repaid both the principal and accrued interest of the loan.

    In November 1999, Intraware purchased a software license for PeopleSoft, Inc.'s eProcurement software product. Commerce One, Inc., which assisted in developing the eProcurement product, receives compensation for PeopleSoft, Inc.'s sales of that product. Mr. Hoffman, the Chairman and Chief Executive Officer of Commerce One, Inc., is a member of Intraware's Board of Directors. Mr. Balen, a member of Commerce One's Board of Directors, is also a member of Intraware's Board of Directors. The license fees and maintenance fees paid by Intraware to PeopleSoft, Inc. in that transaction were approximately $200,000, a portion of which was paid by PeopleSoft to Commerce One.

    In November 1999, Intraware entered into an agreement with Commerce One, Inc. for Intraware's provision of its INTRAWARE DELIVERY service to Commerce One, Inc. for a period of one year, renewable for an additional year.
Mr. Hoffman, the Chairman and Chief Executive Officer of Commerce One, Inc., is a member of Intraware's Board of Directors. Mr. Balen, a member of Commerce One's Board of Directors, is also a member of Intraware's Board of Directors. Under the agreement, Intraware provides its Intraware Delivery software update notification and delivery service for Commerce One's software products in return for an implementation fee of $140,000 and a monthly service fee of $5,000 during the first year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1.  FINANCIAL STATEMENTS

        See Item 8 above.

    2.  FINANCIAL STATEMENT SCHEDULES

        See Item 14(d) below.

    3.  EXHIBITS

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

  10.12**               Office Lease between Spieker Properties, L.P. and
                          Intraware, Inc. dated October 1999.

  10.13**               Agreement of Lease made as of January 3, 2000 between Crown
                          Lexington LLC and the Registrant.

  10.14+**              Intraware Services Agreement effective as of July 1, 1999, between Sun Microsystems, Inc. and Intraware, Inc.

  10.15+**              Sun Channel Agreement Master Terms effective as of
                          September 1, 1999 between Sun Microsystems, Inc. and
                          Intraware, Inc.

  23.1                  Consent of Independent Accountants.

       EXHIBIT
       NUMBER
---------------------
  27.1                  Financial Data Schedules.

------------------------

+ We will seek confidential treatment from the Commission for certain portions of this exhibit. The omitted portions will be separately filed with the Securities and Exchange Commission.

* Incorporated by reference to Intraware's Registration Statement on Form S-1 (File No. 333-69261) declared effective on February 25, 1999.

** Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999 (File No. 000-25249) as filed with the Securities and Exchange Commission on January 14, 2000.

(B) REPORTS ON FORM 8-K

    None.

(C) EXHIBITS

    See Item 14(a)(3) above.

(D) FINANCIAL STATEMENT SCHEDULES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT    ADDITIONS CHARGED
                                           BEGINNING OF     TO COSTS AND                   BALANCE AT END
                                              PERIOD          EXPENSES        WRITE-OFFS     OF PERIOD
                                           ------------   -----------------   ----------   --------------
Allowance for doubtful accounts:
  Year ended February 29, 2000...........    $165,000         $502,490         $125,990       $541,500
  Year ended February 28, 1999...........    $ 32,755         $160,395         $ 28,150       $165,000
  Period ended February 28, 1998.........    $      0         $ 31,945         $   (810)      $ 32,755

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of May, 2000.

                                                       INTRAWARE, INC.

                                                       By:             /s/ PETER H. JACKSON
                                                            -----------------------------------------
                                                                         Peter H. Jackson
                                                                PRESIDENT, CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter H. Jackson and Donald M. Freed, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes, any do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                         CAPACITY IN WHICH SIGNED           DATE
                      ---------                         ------------------------           ----
                                                       President, Chief Executive
                /s/ PETER H. JACKSON                     Officer and Director
     -------------------------------------------         (Principal Executive          May 25, 2000
                 (Peter H. Jackson)                      Officer)

                                                       Executive Vice President
                 /s/ DONALD M. FREED                     and Chief Financial
     -------------------------------------------         Officer (Principal            May 25, 2000
                  (Donald M. Freed)                      Financial Officer)

                /s/ LAURENCE M. BAER
     -------------------------------------------       Director                        May 25, 2000
                 (Laurence M. Baer)

                  /s/ JOHN V. BALEN
     -------------------------------------------       Director                        May 25, 2000
                   (John V. Balen)

                 /s/ MARY ANN BYRNES
     -------------------------------------------       Director                        May 25, 2000
                  (Mary Ann Byrnes)

              /s/ CHARLES G. DAVIS, JR.
     -------------------------------------------       Director                        May 25, 2000
               (Charles G. Davis, Jr.)

                 /s/ MARK B. HOFFMAN
     -------------------------------------------       Director                        May 25, 2000
                  (Mark B. Hoffman)

     -------------------------------------------       Director                        May 25, 2000
                 (Ronald E. F. Codd)

                                INTRAWARE, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................  F-2
Balance Sheets..............................................  F-3
Statements of Operations....................................  F-4
Statement of Stockholders' Equity...........................  F-5
Statements of Cash Flows....................................  F-6
Notes to Financial Statements...............................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Intraware, Inc.

    In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Intraware, Inc. (the "Company") at February 29, 2000 and February 28, 1999, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
May 15, 2000

                                INTRAWARE, INC.

                                 BALANCE SHEETS

                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                              FEBRUARY 29, 2000    FEBRUARY 28, 1999
                                                              ------------------   ------------------
ASSETS
Current assets:
  Cash and cash equivalents.................................       $ 16,013             $  2,832
  Short term investments....................................         11,046                   --
  Accounts receivable, net..................................         35,381               11,807
  Prepaid licenses and services.............................         21,006               16,864
  Other current assets......................................          2,477                2,648
                                                                   --------             --------
    Total current assets....................................         85,923               34,151
Long term investments.......................................         19,826                   --
Long term cost of deferred revenue..........................          7,500                   --
Property and equipment, net.................................          8,411                2,089
Intangible assets, net......................................          9,050                   --
Other assets................................................            402                  393
                                                                   --------             --------
    Total assets............................................       $131,112             $ 36,633
                                                                   ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank borrowings...........................................       $    500             $  1,371
  Accounts payable..........................................         43,436               17,744
  Accrued expenses..........................................          4,489                1,519
  Deferred revenue..........................................         23,550               13,950
  Short-term obligations....................................            384                  213
                                                                   --------             --------
    Total current liabilities...............................         72,359               34,797
Long term deferred revenue..................................          7,751                   --
Other long term obligations.................................            399                  168
                                                                   --------             --------
    Total liabilities.......................................         80,509               34,965
                                                                   --------             --------
Commitments (Note 6)
Stockholders' equity:
  Preferred Stock: issuable in series, $0.0001 par value;
    10,000 shares authorized, no shares issued and
    outstanding.............................................             --                   --
  Common stock; $0.0001 par value; 250,000 shares
    authorized, 25,993 issued and outstanding; 250,000
    shares authorized, 24,891 shares issued and
    outstanding.............................................              3                    3
  Additional paid-in-capital................................        107,037               95,212
  Unearned compensation.....................................         (6,954)             (11,378)
  Note receivable from stockholder..........................             --                  (85)
  Initial public offering proceeds receivable...............             --              (59,520)
  Accumulated, other comprehensive income...................           (136)                  --
  Accumulated deficit.......................................        (49,347)             (22,564)
                                                                   --------             --------
    Total stockholders' equity..............................         50,603                1,668
                                                                   --------             --------
      Total liabilities and stockholders' equity............       $131,112             $ 36,633
                                                                   ========             ========

   The accompanying notes are an integral part of these financial statements

                                INTRAWARE, INC.

                            STATEMENTS OF OPERATIONS

                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                      FOR THE YEAR ENDED
                                                 ------------------------------------------------------------
                                                 FEBRUARY 29, 2000    FEBRUARY 28, 1999    FEBRUARY 28, 1998
                                                 ------------------   ------------------   ------------------
Net revenues:
  Software product sales.......................       $ 84,495             $ 34,741             $10,383
  Online services and technology...............         12,419                3,827                  61
                                                      --------             --------             -------
    Total net revenues.........................         96,914               38,568              10,444
                                                      --------             --------             -------
Cost of net revenues:
  Software product sales.......................         72,380               29,665               8,348
  Online services and technology...............          2,002                  789                  11
                                                      --------             --------             -------
    Total cost of net revenues.................         74,382               30,454               8,359
                                                      --------             --------             -------
      Gross profit.............................         22,532                8,114               2,085
                                                      --------             --------             -------
Operating expenses:
  Sales and marketing..........................         30,179               14,656               4,218
  Product development..........................          8,785                3,293               2,114
  General and administrative...................          8,407                3,342               1,739
  Stock option compensation....................          3,342                1,895                  67
  Merger and acquisition related costs
    including amortization of intangibles......          2,457                   --                  --
                                                      --------             --------             -------
    Total operating expenses...................         53,170               23,186               8,138
                                                      --------             --------             -------
Loss from operations...........................        (30,638)             (15,072)             (6,053)
Interest expense...............................           (118)                (198)               (103)
Interest and other income......................          2,805                  246                 123
                                                      --------             --------             -------
Net loss.......................................       $(27,951)            $(15,024)            $(6,033)
                                                      ========             ========             =======
Net loss per share:
  Basic and diluted............................       $  (1.14)            $  (3.00)            $ (2.64)
                                                      ========             ========             =======
  Weighted average shares--basic and diluted...         24,532                5,002               2,285
                                                      ========             ========             =======

   The accompanying notes are an integral part of these financial statements.

                                INTRAWARE, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                   CONVERTIBLE
                                                    PREFERRED                                           INITIAL PUBLIC
                                                      STOCK             COMMON STOCK       ADDITIONAL      OFFERING
                                               -------------------   -------------------    PAID-IN        PROCEEDS
                                                SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL       RECEIVABLE
                                               --------   --------   --------   --------   ----------   --------------
Balance at February 28, 1997.................    1,500      $--        6,049      $ 1       $  3,801       $     --
Issuance of series B convertible preferred
  stock......................................    1,651       --           --       --          2,642             --
Issuance of series C convertible preferred
  stock......................................      667       --           --       --          1,500             --
Exercise of series B warrant.................       16       --           --       --             25             --
Issuance of common stock, net of issuance
  costs of $15,373...........................       --       --          132       --          1,255             --
Exercise of stock options....................       --       --          126       --              3             --
Unearned compensations.......................       --       --           --       --          1,286             --
Amortization of unearned compensation........       --       --           --       --             --             --
Net loss.....................................       --       --           --       --             --             --
                                                ------      ---       ------      ---       --------       --------
Other comprehensive income...................
Balance at February 28, 1998.................    3,834       --        6,307        1         10,512             --
Issuance of series D convertible preferred
  stock......................................    2,189        1           --       --         11,713             --
Conversion of series A, B, C and D preferred
  stock in conjunction with initial public
  offering...................................   (6,023)      (1)      12,046        1             --             --
Repurchase of common stock...................       --       --          (12)      --             (6)            --
Exercise of stock options....................       --       --        2,350       --            323             --
Issuance of common stock in initial public
  offering, net..............................       --       --        4,000        1         58,185        (59,520)
Issuance of common stock, net of issuance
  cost of $56,025............................       --       --          200       --          2,415             --
Unearned compensation........................       --       --           --       --         12,054             --
Issuance of common stock options to
  consultants................................       --       --           --       --             16             --
Amortization of unearned compensation........       --       --           --       --             --             --
Net loss.....................................       --       --           --       --             --             --
                                                ------      ---       ------      ---       --------       --------
Other comprehensive income...................
Balance at February 28, 1999.................       --       --       24,891        3         95,212        (59,520)
Exercise of stock options....................       --       --          362       --            459             --
Repurchase of common stock...................       --       --         (104)      --            (20)            --
Issuance of common stock.....................       --       --          477       --          5,096             --
Issuance of common stock for employee stock
  purchase program...........................       --       --           52       --            713             --
Repayment of stockholder note................       --       --           --       --             --             --
Purchase acquisition.........................       --       --          315       --          6,814             --
Adjustment to conform fiscal year ends for
  pooled acquisition.........................       --       --           --       --             --             --
Proceeds from initial public offering........       --       --           --       --             --         59,520
Unearned compensation........................       --       --           --       --             60             --
Unearned stock-based compensation for options
  forfeited..................................       --       --           --       --         (1,297)            --
Amortization of unearned compensation........       --       --           --       --             --             --
Unrealized investment loss...................       --       --           --       --             --             --
Net loss.....................................       --       --           --       --             --             --
Other comprehensive income...................
                                                ------      ---       ------      ---       --------       --------
Balance at February 29, 2000.................       --      $--       25,993      $ 3       $107,037       $     --
                                                ======      ===       ======      ===       ========       ========


                                                ACCUMULATED        NOTE
                                                   OTHER        RECEIVABLE
                                               COMPREHENSIVE       FROM         UNEARNED      ACCUMULATED    STOCKHOLDERS'
                                                    LOSS        STOCKHOLDER   COMPENSATION      DEFICIT         EQUITY
                                               --------------   -----------   -------------   ------------   -------------
Balance at February 28, 1997.................      $  --           $(91)         $    --        $ (1,507)      $  2,204
Issuance of series B convertible preferred
  stock......................................         --             --               --              --          2,642
Issuance of series C convertible preferred
  stock......................................         --             --               --              --          1,500
Exercise of series B warrant.................         --             --               --              --             25
Issuance of common stock, net of issuance
  costs of $15,373...........................         --             --               --              --          1,255
Exercise of stock options....................         --             --               --              --              3
Unearned compensations.......................         --             --           (1,286)             --             --
Amortization of unearned compensation........         --             --               67              --             67
Net loss.....................................         --             --               --          (6,033)        (6,033)
                                                   -----           ----          -------        --------       --------
Other comprehensive income...................

Balance at February 28, 1998.................         --            (91)          (1,219)         (7,540)         1,663
Issuance of series D convertible preferred
  stock......................................         --             --               --              --         11,714
Conversion of series A, B, C and D preferred
  stock in conjunction with initial public
  offering...................................         --             --               --              --             --
Repurchase of common stock...................         --              6               --              --             --
Exercise of stock options....................         --             --               --              --            323
Issuance of common stock in initial public
  offering, net..............................         --             --               --              --         (1,334)
Issuance of common stock, net of issuance
  cost of $56,025............................         --             --               --              --          2,415
Unearned compensation........................         --             --          (12,054)             --             --
Issuance of common stock options to
  consultants................................         --             --               --              --             16
Amortization of unearned compensation........         --             --            1,895              --          1,895
Net loss.....................................         --             --               --         (15,024)       (15,024)
                                                   -----           ----          -------        --------       --------
Other comprehensive income...................

Balance at February 28, 1999.................         --            (85)         (11,378)        (22,564)         1,668
Exercise of stock options....................         --             --               --              --            459
Repurchase of common stock...................         --             --               --              --            (20)
Issuance of common stock.....................         --             --               --              --          5,096
Issuance of common stock for employee stock
  purchase program...........................         --             --               --              --            713
Repayment of stockholder note................         --             85               --              --             85
Purchase acquisition.........................         --             --               --              --          6,814
Adjustment to conform fiscal year ends for
  pooled acquisition.........................         --             --               --           1,168          1,168
Proceeds from initial public offering........         --             --               --              --         59,520
Unearned compensation........................         --             --              (60)             --             --
Unearned stock-based compensation for options
  forfeited..................................         --             --            1,297              --             --
Amortization of unearned compensation........         --             --            3,187              --          3,187
Unrealized investment loss...................       (136)            --               --              --           (136)
Net loss.....................................         --             --               --         (27,951)       (27,951)

Other comprehensive income...................
                                                   -----           ----          -------        --------       --------
Balance at February 29, 2000.................      $(136)          $ --          $(6,954)       $(49,347)      $ 50,603
                                                   =====           ====          =======        ========       ========


                                               COMPREHENSIVE
                                                   INCOME
                                               --------------
Balance at February 28, 1997.................
Issuance of series B convertible preferred
  stock......................................
Issuance of series C convertible preferred
  stock......................................
Exercise of series B warrant.................
Issuance of common stock, net of issuance
  costs of $15,373...........................
Exercise of stock options....................
Unearned compensations.......................
Amortization of unearned compensation........
Net loss.....................................     $ (6,033)
                                                  --------
Other comprehensive income...................       (6,033)
                                                  --------
Balance at February 28, 1998.................
Issuance of series D convertible preferred
  stock......................................
Conversion of series A, B, C and D preferred
  stock in conjunction with initial public
  offering...................................
Repurchase of common stock...................
Exercise of stock options....................
Issuance of common stock in initial public
  offering, net..............................
Issuance of common stock, net of issuance
  cost of $56,025............................
Unearned compensation........................
Issuance of common stock options to
  consultants................................
Amortization of unearned compensation........
Net loss.....................................      (15,024)
                                                  --------
Other comprehensive income...................      (21,057)
                                                  --------
Balance at February 28, 1999.................
Exercise of stock options....................
Repurchase of common stock...................
Issuance of common stock.....................
Issuance of common stock for employee stock
  purchase program...........................
Repayment of stockholder note................
Purchase acquisition.........................
Adjustment to conform fiscal year ends for
  pooled acquisition.........................
Proceeds from initial public offering........
Unearned compensation........................
Unearned stock-based compensation for options
  forfeited..................................
Amortization of unearned compensation........
Unrealized investment loss...................         (136)
Net loss.....................................      (27,951)
                                                  --------
Other comprehensive income...................     $(49,144)
                                                  ========
Balance at February 29, 2000.................


   The accompanying notes are an integral part of these financial statements.

                                INTRAWARE, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                   FOR THE YEAR ENDED
                                                              ------------------------------------------------------------
                                                              FEBRUARY 29, 2000    FEBRUARY 28, 1999    FEBRUARY 28, 1998
                                                              ------------------   ------------------   ------------------
Cash flows from operating activities:
  Net loss..................................................       $(27,951)            $(15,024)            $ (6,033)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................          3,408                  628                  317
    Amortization of unearned compensation...................          3,342                1,895                   67
    Provision for doubtful accounts.........................            377                  133                   32
    Common stock issued for services........................             --                   16                   --
    Adjustment to conform fiscal year ends for pooled
      acquisition...........................................          1,168                   --                   --
    Changes in assets and liabilities:
      Accounts receivable...................................        (22,998)              (8,799)              (3,171)
      Prepaid licenses and services.........................        (11,627)              (6,510)             (10,349)
      Other current assets..................................            201               (2,416)                (189)
      Other assets..........................................             (9)                (335)                  --
      Accounts payable......................................         23,791                6,912                9,398
      Accrued expenses......................................          2,301                  674                  714
      Deferred revenue......................................         17,349               11,320                2,630
                                                                   --------             --------             --------
Net cash used in operating activities.......................        (10,648)             (11,506)              (6,584)
                                                                   --------             --------             --------
Cash flows from investing activities:
  Purchase of property and equipment........................         (7,180)              (1,493)                (802)
  Purchase of investments...................................        (38,344)                  --                   --
  Proceeds from sales of investments........................          7,472
  Payments for acquisition, net of cash acquired............         (2,554)
  Restricted cash...........................................             --                   --                  (20)
                                                                   --------             --------             --------
Net cash used in investment activities......................        (40,606)              (1,493)                (822)
                                                                   --------             --------             --------
Cash flows from financing activities:
  Proceeds on bank borrowings...............................            500                2,559                5,660
  Payments on bank borrowings...............................         (1,371)              (2,942)              (3,906)
  Proceeds from initial public offering.....................         59,520                   --                   --
  Proceeds from Preferred Stock, net........................             --               14,130                5,397
  Proceeds from Common Stock................................          6,248                  324                   28
  Proceeds from payment of stockholder note receivable......             85                   --                   --
  Principal payments on capital lease obligation............           (547)                 192                  (87)
                                                                   --------             --------             --------
Net cash provided by financing activities...................         64,435               14,263                7,092
                                                                   --------             --------             --------
Net increase (decrease) in cash and cash equivalents........         13,181                1,264                 (314)
  Cash and cash equivalents at beginning of period..........          2,832                1,568                1,882
                                                                   --------             --------             --------
  Cash and cash equivalents at end of period................       $ 16,013             $  2,832             $  1,568
                                                                   ========             ========             ========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................       $    118             $    184             $     87
  Cash paid for income taxes................................       $     --             $      1             $     13
Supplemental non-cash activity:
  Property and equipment leases.............................       $    883             $    368             $     --
  Common stock and options issued for acquisitions..........       $ 43,364             $     --             $     --

                                INTRAWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1    THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

OVERVIEW

    Intraware, Inc. (the "Company") was incorporated in Delaware on August 14, 1996. The Company is the leading e-marketplace for web-based software and services targeted to information technology ("IT") professionals. The Company's services allow IT professionals to control the business software life cycle from their web browsers--starting with research and evaluation, through purchase, training, and deployment, to updates and management. The Company provides objective technical research; in-depth software analysis; an extensive selection of software, training, and resources; and a comprehensive software delivery, update, and management system.

    On February 25, 1999, the Company completed its initial public offering ("IPO") of 4,000,000 shares of its Common Stock at $16.00 per share, which aggregated approximately $58.2 million, net of offering costs. At the closing of the offering, all issued and outstanding shares of the Company's Convertible Preferred Stock were converted into an aggregate of 12,046,000 shares of Common Stock. Upon the completion of the IPO on February 25, 1999 the Company recorded a receivable of $59.5 million which was subsequently collected on March 3, 1999. Also see Notes 10 and 11 for acquisitions completed in the year ended February 29, 2000.

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

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are composed primarily of short-term certificates of deposit.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. The Company's accounts receivable are derived from revenue earned from customers located primarily in the U.S. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon its historical experience and the expected collectibility of all accounts receivable.

    During the years ended February 29, 2000, and February 28, 1999, and 1998, no customers accounted for greater than 10% of total net revenue.

    As of February 29, 2000, February 28, 1999 and 1998, one, three and four customers accounted for greater than 10% of the Company 's accounts receivable, respectively.

                                INTRAWARE, INC.

NOTE 1 THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, debt, and capital lease obligations, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

    The Company considers all investments with maturities of more than three months and less than one year as of February, 29, 2000 to be short-term marketable securities and all investments with maturities greater than one year to be long-term marketable securities. In accordance with Statement on Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has categorized its marketable securities as "available-for-sale" securities. The investments, which all have contractual maturities of less than two years, are carried at fair-market-value. Realized gains and losses are determined based on the specific identification method and are reflected in other income and unrealized gains and losses are reflected on the statement of stockholders equity as other comprehensive income/loss.

    As of February 29, 2000 the portfolio of short and long term investments consisted of the following (in thousands):

                                                        FEBRUARY 29, 2000    FEBRUARY 28, 1999
                                                        ------------------   ------------------
Cash and cash equivalents.............................       $16,013               $2,832
Corporate debt securities.............................        15,281                   --
US treasury and agency securities.....................         5,545                   --
Asset backed securities...............................        10,046                   --
                                                             -------               ------
                                                             $46,885               $2,832
                                                             =======               ======

PROPERTY AND EQUIPMENT

    Property, equipment and leasehold improvements are stated at historical cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally three to five years or the lease term of the respective assets, if shorter.

REVENUE RECOGNITION

    In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, Software Revenue Recognition (SOP 97-2). The Company adopted SOP 97-2 beginning in fiscal 1998. SOP 97-2 has been modified by SOP 98-4 and SOP 98-9 as it relates to certain transactions. These standards generally require revenues earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, postcontract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. Evidence of the fair value of each element is based on the price charged when the element is sold separately or, if the element is not being sold separately, the price for each element established by management having relevant authority; substantive renewal terms for maintenance services included in contracts also serves as evidence of fair value for such services.

    Amounts billed for maintenance are deferred and recognized ratably over the maintenance period.

                                INTRAWARE, INC.

NOTE 1    THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Online services and technology revenue results primarily from software maintenance outsourcing arrangements with third-party software vendors delivered through INTRAWARE DELIVERY (formerly SUBSCRIBNET) and from various fee-based subscription Research and Evaluation Services that the Company offers. Such revenues are generally recognized ratably over the service period. Primarily as a result of the acquisition of Internet Image (see Note 10--Acquisition of Internet Image), a portion of these revenues is generated from other sources, including the sale of licenses for the Company's proprietary software. The Company has therefore renamed this line item to reflect the varying nature of these revenue streams.

DEFERRED REVENUE

    Deferred revenue consists primarily of billings or payments received in advance of revenue recognition from the sale of licenses, maintenance, Software Management Services and Research and Evaluation Services and is recognized as revenue ratably over the service period.

PREPAID LICENSES AND SERVICES

    Prepaid license and services consist primarily of orders for license and subscription services in advance of resell and is expensed when the related revenue is recognized. In addition to these orders, prepaid services consist of third party maintenance that has been deferred, such maintenance costs will be recognized over the service period.

PRODUCT DEVELOPMENT COSTS

    During fiscal 2000, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs for the development of internal use software should be capitalized, including the costs of coding, software configuration, upgrades and enhancements. Product development costs include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company's website and online services. To date all development costs have been expensed as incurred.

ADVERTISING EXPENSE

    The Company utilizes print and online advertising, trade shows, seminars, direct mail, online promotions and regional marketing development to expand brand and product awareness in the information technology professional community. Costs incurred for presence on third-party web sites are recognized ratably over the term of the arrangements. Costs incurred for Internet page impressions are recognized as such impressions are delivered. All other advertising costs are expensed as incurred.

STOCK-BASED COMPENSATION

    The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company 's stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of

                                INTRAWARE, INC.

NOTE 1    THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services."

INCOME TAXES

    Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company 's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

NET LOSS PER SHARE

    The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 98. Under the provisions of SFAS No. 128 and SAB
No. 98, basic net loss per share is computed by dividing the net loss available to Common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period, excluding shares subject to repurchase and in escrow relative to acquisition. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect is antidilutive. Potential common shares are composed of Common Stock subject to repurchase rights, shares held in escrow, and incremental shares of Common Stock issuable upon the exercise of stock options and warrants and upon conversion of Series A, Series B, Series C and Series D convertible preferred stock.

    The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated, (in thousands, except per share amounts):

                                                                         FOR THE YEAR ENDED
                                                            ---------------------------------------------
                                                            FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 28,
                                                                2000            1999            1998
                                                            -------------   -------------   -------------
Numerator
  Net loss................................................     $(27,951)       $(15,024)       $(6,033)
Denominator
  Weighted average shares.................................       25,600           7,475          5,677
  Weighted average unvested common shares subject to
    repurchase............................................       (1,068)         (2,473)        (3,392)
                                                               --------        --------        -------
  Denominator for basic and diluted calculation...........       24,532           5,002          2,285
                                                               ========        ========        =======
Net loss per share:
  Basic...................................................     $  (1.14)       $  (3.00)       $ (2.64)
                                                               ========        ========        =======
  Diluted.................................................     $  (1.14)       $  (3.00)       $ (2.64)
                                                               ========        ========        =======

                                INTRAWARE, INC.

NOTE 1    THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following table sets forth Common Stock equivalents that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods indicated:

                                                                         FOR THE YEAR ENDED
                                                            ---------------------------------------------
                                                            FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 28,
                                                                2000            1999            1998
                                                            -------------   -------------   -------------
Weighted average effect of common stock equivalents:
  Series A Preferred Stock................................          --           1,488           1,500
  Series B Preferred Stock................................          --           1,637           1,235
  Series C Preferred Stock................................          --             661             161
  Series D Preferred Stock................................          --           1,892              --
  Preferred Stock warrants................................          --              64              43
  Unvested common shares subject to repurchase............       1,068           2,473           3,392
  Employee Stock Options..................................       2,726           2,116           1,671
                                                                ------         -------          ------
                                                                 3,794          10,331           8,002
                                                                ======         =======          ======

COMPREHENSIVE INCOME

    Effective March 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources.

SEGMENT INFORMATION

    Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the years ended February 29, 2000 and February 28, 1999 and 1998, the Company operated in a single business segment providing online purchasing and delivery services for business software in the United States.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133." SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not currently use derivative instruments.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for

                                INTRAWARE, INC.

NOTE 1 THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) disclosures related to revenue recognition policies. The Company adopted SAB No. 101 during the year ended February 29, 2000.

NOTE 2    NETSCAPE COMMUNICATIONS CORP.

ELECTRONIC SOFTWARE DISTRIBUTION AGREEMENT

    The Company and Netscape Communications Corporation ("Netscape") entered into an Electronic Distribution License Agreement on October 20, 1998, and amended that agreement on March 1, 1999. That agreement allowed the Company to use Netscape products internally and electronically distribute those products to end user customers in the United States and Canada. Under that agreement, the Company purchased Netscape products under standard reseller terms on both a prepaid and per unit basis.

    In March 1999, America Online, Inc. acquired Netscape. America Online later formed an alliance with Sun Microsystems, Inc. ("Sun") to manage Netscape's business software division (the "Sun/Netscape Alliance"). On July 1, 1999, the Company and Sun signed a 60 day interim Electronic Distribution License Agreement, which allowed the Company to electronically distribute Sun/Netscape Alliance software products (which included all Netscape and some Sun software products) in the United States and Canada. That agreement superseded the earlier Electronic Distribution License Agreement between the Company and Netscape.

    Effective September 1, 1999, the Company and Sun signed a Channel Agreement, which allows the Company to electronically distribute Sun/Netscape Alliance software products, which are now sold under the brand "iPlanet," in the United States and Canada. This term of this agreement expires on September 30, 2000. On January 21, 2000, the Company and Sun Microsystems Limited signed a separate Channel Agreement, which allows the Company to electronically distribute iPlanet software products in the United Kingdom. The term of that agreement expires on March 31, 2001. Under both Channel Agreements, the company purchases iPlanet products under standard reseller terms on a per unit basis.

INTRAWARE DELIVERY SERVICE

    The Company and Netscape entered into a Services Agreement on October 20, 1998. Under that Agreement, the company provided the INTRAWARE DELIVERY(formerly SUBSCRIBNET) software update and license management service, and other maintenance services, to Netscape's customers worldwide for the entire Netscape product line. On March 1, 1999, the Company and Netscape amended that agreement to extend the term for an additional year and to provide for Netscape's payment of an additional $4 million to the Company.

    On July 1, 1999, the Company and Sun entered into a Services Agreement for the Company's provision of the INTRAWARE DELIVERY service and other maintenance services to Sun's customers worldwide for the entire iPlanet product line. This agreement largely superseded the earlier Services Agreement between the Company and Netscape, and has a one-year term. In consideration for the services performed by the Company under this Agreement, Sun agreed to pay $4 million to the Company, which the Company is recognizing ratably over the one-year term of the agreement.

    At February 28, 1999, deferred revenue under the October 28, 1998 Services Agreement between the Company and Netscape totaled $4.7 million. At February 29, 2000, deferred revenue under the July 1, 1999 Services Agreement between the Company and Sun totaled $1.9 million. During the years ended

                                INTRAWARE, INC.

NOTE 2    NETSCAPE COMMUNICATIONS CORP. (CONTINUED)
February 28, 1999 and February 29, 2000, the Company recognized $3.3 million and $2.1 million, respectively, of revenue related to this agreement.

NETCENTER

    Under a Netcenter Services Agreement effective September 3, 1998, the Company obtained the right to maintain a content channel within the Netcenter area of Netscape's web site targeted at the information technology professional community. In exchange for the content channel right, the Company paid Netscape $1.0 million, which was recognized ratably over the one-year term of the arrangement. In addition, in exchange for a $4.0 million payment from the Company, Netscape agreed to deliver a minimum cumulative number of impressions or page views promoting the content channel within Netcenter. The $4.0 million payment was recognized as advertising expense over the one year term of the agreement as such impressions or page views are delivered. At February 28, 1999, the prepaid advertising amount included in other current assets was $2.2 million. At February 29, 2000, the Company did not have any prepaid advertising relating to this agreement. During the year ended February 28, 1999 and February 29, 2000 the Company recognized $1.8 million and $2.2 million of advertising expenses related to this agreement.

    The above mentioned agreement expired in September 1999 and was not renewed.

NOTE 3    BALANCE SHEET COMPONENTS:

                                                              FEBRUARY 29, 2000    FEBRUARY 28, 1999
                                                              ------------------   ------------------
                                                                (IN THOUSANDS)       (IN THOUSANDS)
Accounts receivable, net:
  Accounts receivable.......................................       $35,923              $11,972
  Allowance for doubtful accounts...........................          (542)                (165)
                                                                   -------              -------
                                                                   $35,381              $11,807
                                                                   =======              =======
Property and equipment, net:
  Computer equipment and software...........................       $ 6,998              $ 1,668
  Furniture and office equipment............................         2,936                1,240
  Vehicle...................................................            24                   24
  Leasehold improvements....................................           419                  152
  Leasehold construction-in-process.........................           867                    2
                                                                   -------              -------
                                                                    11,244                3,086
Less: accumulated depreciation and amortization.............        (2,833)                (997)
                                                                   -------              -------
                                                                   $ 8,411              $ 2,089
                                                                   =======              =======
Intangible assets, net:
  Goodwill..................................................       $   827              $    --
  Acquired Technology.......................................         7,500                   --
  Other.....................................................         2,295                   --
  Less: accumulated amortization............................        (1,572)                  --
                                                                   -------              -------
                                                                   $ 9,050              $    --
                                                                   =======              =======
Accrued expenses:
  Accrued compensation and benefits.........................       $ 2,281              $ 1,248
  Other.....................................................         2,208                  271
                                                                   -------              -------
                                                                   $ 4,489              $ 1,519
                                                                   =======              =======

                                INTRAWARE, INC.

NOTE 3    BALANCE SHEET COMPONENTS: (CONTINUED)
    Property and equipment includes $1,560,000 and $644,000, of computer equipment and internal-use software under capital leases at February 29, 2000 and February 28, 1999, respectively. Accumulated amortization of assets under capital leases totaled $207,000 and $196,000 and at February 29, 2000 and February 28, 1999 respectively.

NOTE 4    INCOME TAXES

    As of February 28, 2000, Intraware had approximately $42 million of federal and $26 million of state net operating loss carryforwards available to offset future taxable income which expire in varying amounts between 2005 and 2012. Included in federal and state net operating loss carryforwards are approximately $6 million of deductions related to stock option exercises, the benefit of which will be credited to equity when realized. Because of cumulative ownership changes, loss carryovers totalling approximately $13 million are subject to an annual limitation. At February 29, 2000 the Company may utilize approximately $1.1 million of federal net operating losses annually to offset future taxable income.

    Net deferred assets are composed of the following (in thousands):

                                                        FEBRUARY 29, 2000    FEBRUARY 28, 1999
                                                        ------------------   ------------------
                                                          (IN THOUSANDS)       (IN THOUSANDS)
Net operating loss carryforwards......................       $ 16,740             $ 5,227
Research and experimentation credit carryforwards.....            580                 291
Cumulative temporary differences......................          2,152                 298
Valuation allowance...................................        (19,472)             (5,816)
                                                             --------             -------
Net deferred tax asset................................       $     --             $    --
                                                             ========             =======

    Based upon the Company's limited operating history and losses incurred to date, management does not believe that the realization of the related deferred tax assets meets the recognition criteria required by generally accepted accounting principals and, accordingly, a full valuation allowance has been recorded.

NOTE 5    BORROWINGS

REVOLVING LOAN AGREEMENT

    At February 29, 2000 and February 28, 1999, the Company had $500,000 and $1,371,000, respectively, of outstanding borrowings under a bank revolving loan agreement. Borrowings under the revolving loan bear interest of 1% per annum in excess of the bank's prime rate and are secured by the Company's tangible personal property. The agreement provided for borrowings of up to $5,000,000 through July 1999. Under the agreement, the Company was required to maintain compliance with certain negative and financial covenants. At February 29, 2000 and February 28, 1999, the Company was in compliance with all such covenants.

    On October 31, 1999, the Company signed a "Fourth Amendment to Loan Agreement" with Imperial Bank. The rate of interest decreased to three-quarters of one percent (0.75%) per annum in excess of the bank's prime rate and is secured by the Company's tangible personal property. The agreement continues to provide for borrowings of up to $5,000,000 through September 30, 2000. Under the agreement, the Company is required to maintain compliance with certain negative and financial covenants. As of February 29, 2000, the Company was in compliance with all such covenants.

                                INTRAWARE, INC.

NOTE 6    COMMITMENTS

    The Company leases its office facilities and certain equipment under noncancelable operating lease agreements, which expire at various dates through 2005. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. The lease requires that the Company pay all costs of maintenance, utilities, insurance and taxes. Rent expense under these leases totaled approximately $1.4 million, $644,000 and $254,000 during the years ended February 29, 2000, and February 28, 1999, and 1998 respectively.

    In October 1996, the Company entered into a lease financing agreement that provides for the lease of computers and office equipment up to $300,000. In July 1998, the Company entered into a second lease financing arrangement with the same lessor for an amount up to $350,000. Equipment financed under these agreements is subject to repayment over a three-year period. At February 28, 2000, purchases of computers and office equipment under this agreement totaled $644,000.

    Future minimum lease payments under all noncancelable operating and capital leases at February 28, 2000 are as follows:

YEAR ENDING FEBRUARY 28,                                  CAPITAL LEASES   OPERATING LEASES
------------------------                                  --------------   ----------------
2001....................................................    $ 438,000         $1,616,000
2002....................................................      283,000            939,000
2003....................................................      144,000            735,000
2004....................................................           --             14,000
2005....................................................           --             11,000
Thereafter..............................................           --
                                                            ---------         ----------
Total minimum lease payments............................      865,000         $3,315,000
                                                                              ==========
Less: amount representing interest......................      (99,000)
                                                            ---------
Present value of minimum lease payments.................      766,000
Less: current portion...................................     (371,000)
                                                            ---------
Long-term lease obligation..............................    $ 395,000
                                                            =========

NOTE 7    PREFERRED STOCK

PREFERRED STOCK

    The Company is authorized, subject to limitations prescribed by Delaware law, to provide for the issuance of Preferred Stock in one or more series, to establish from time to time the number of shares included within each series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without any further vote or action by the stockholders. At February 29, 2000, there were 10,000,000 shares of Preferred Stock authorized for issuance and no shares issued or outstanding.

NOTE 8    COMMON STOCK

    The Company's Articles of Incorporation, as amended, authorize the Company to issue 250,000,000 shares of $0.0001 par value Common Stock. In
December 1998, the Company 's Board of Directors

                                INTRAWARE, INC.

NOTE 8    COMMON STOCK (CONTINUED)
authorized a two-for-one split of the outstanding shares of Common Stock to be effective immediately prior to the effectiveness of its initial public offering. This stock split resulted in a corresponding change in the conversion rate for all outstanding shares of preferred stock to a ratio of two shares of Common Stock for each share of preferred stock.

    As of February 29, 2000, approximately 747,000 shares of outstanding Common Stock were subject to repurchase by the Company in the event of voluntary or involuntary termination of employment of the stockholder.

NOTE 9    EMPLOYEE BENEFIT PLANS

401(K) SAVINGS PLAN

    The Company has a savings plan (the "Savings Plan") that qualifies as a defined contribution arrangement under Section 401(a), 401(k) and 501(a) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 25%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All employees on the United States payroll of the Company are eligible to participate in the Plan.

    The Company will determine its contributions, if any, based on its current profits and/or retained earnings, however, no contributions have been made since the inception of the Savings Plan.

1996 STOCK OPTION PLAN

    In October 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (that is, options intended to qualify as incentive stock options under the Internal Revenue Code, or "ISOs") may be granted only to the Company employees (including officers and directors who are also employees). Nonstatutory stock options (that is, options not intended to qualify as incentive stock options under the Internal Revenue Code, or "NSOs") may be granted to the Company employees and consultants. The Company has reserved 6,200,000 shares of Common Stock for issuance under the 1996 Plan, plus annual increases equal to the lesser of (a) 750,000 shares (b) 2% of the outstanding shares on such date or (c) a lesser amount determined by the Board.

    The 1996 Plan provides that the options shall be exercisable over a period not to exceed ten years from the date of the grant; however, in the case of an ISO granted to a person owning more than 10% of the combined voting power of all classes of the stock of the Company, the term of the option will be five years from the date of the grant. Options granted by the Company to date generally vest 25% one year after the date of grant and the remaining options thereafter generally vest in equal monthly installments over the following 36 months.

    In accordance with the 1996 Plan, the stated exercise price shall not be less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (a) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (b) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively.

                                INTRAWARE, INC.

NOTE 9    EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following table summarizes stock option activity under the 1996 Plan (in thousands, except per share amounts):

                                                                       OPTIONS OUTSTANDING
                                                            ------------------------------------------
                                                               OPTIONS                     WEIGHTED
                                                            AVAILABLE FOR   NUMBER OF      AVERAGE
                                                                GRANT        OPTIONS    EXERCISE PRICE
                                                            -------------   ---------   --------------
BALANCE AT FEBRUARY 28, 1997..............................      2,154           846           0.05
Shares authorized.........................................        957            --             --
Options granted at fair value.............................       (710)          710           0.07
Options granted below fair value..........................     (1,281)        1,281           0.13
Options exercised.........................................         --          (156)          0.05
Options canceled..........................................         50           (50)          0.13
                                                               ------        ------         ------
BALANCE AT FEBRUARY 28, 1998..............................      1,170         2,631           0.10
Shares authorized.........................................      2,444            --             --
Options granted at fair value.............................       (587)          587          12.52
Options granted below fair value..........................     (1,500)        1,500           1.31
Options exercised.........................................         --        (2,336)          0.13
Options canceled..........................................        197          (197)          0.16
                                                               ------        ------         ------
BALANCE AT FEBRUARY 28, 1999..............................      1,724         2,185           3.92
Shares authorized.........................................      1,682            --             --
Options granted at fair value.............................     (2,688)        2,688          27.81
Options exercised.........................................         --          (344)          1.26
Options canceled..........................................        719          (719)         12.01
                                                               ------        ------         ------
BALANCE AT FEBRUARY 29, 2000..............................      1,437         3,810         $15.60
                                                               ======        ======         ======

    The weighted average fair value of options that were granted for the year ended February 29, 2000 was $17.05 per share.

    The minimum value of options granted during the period from the years ended February 28, 1999, and 1998 was approximately $4.42 and $0.02 per share, respectively.

    The following table summarizes the information about stock options outstanding and exercisable as of February 29, 2000 (in thousands, except per share amounts):

                                     OPTIONS OUTSTANDING AT FEBRUARY 29, 2000          OPTIONS VESTED AND
                                    -------------------------------------------          EXERCISABLE AT
                                                    WEIGHTED                           FEBRUARY 29, 2000
                                                    AVERAGE                       ----------------------------
                                                   REMAINING        WEIGHTED                       WEIGHTED
                                      NUMBER      CONTRACTUAL       AVERAGE         NUMBER         AVERAGE
RANGE OF EXERCISE PRICES            OUTSTANDING       LIFE       EXERCISE PRICE   OUTSTANDING   EXERCISE PRICE
------------------------            -----------   ------------   --------------   -----------   --------------
$0.05-4.00........................     1,068       8.40 years        $ 1.44            971          $ 1.21
9.00-18.50........................     1,247       9.28 years         15.93            525           13.32
18.63-34.63.......................       993       9.62 years         26.03              8           22.16
36.75-100.54......................       502       9.83 years         58.39              1           49.80
                                       -----                                         -----
                                       3,810                                         1,505
                                       =====                                         =====

                                INTRAWARE, INC.

NOTE 9    EMPLOYEE BENEFIT PLANS (CONTINUED)
    Prior to the Company's initial public offering, the fair value of each option grant was determined using the minimum value method. Subsequent to the offering, the fair value would have been determined using the Black-Scholes model. No option grants were made subsequent to the offering and prior to the year ended February 28, 1999. The Company calculated the minimum value and the fair value of each option grant on the date of grant during the years ended February 29, 2000 and Febryary 28, 1999 and 1998, respectively, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions.

                                                                                             YEAR ENDED
                                                      YEAR ENDED           YEAR ENDED       FEBRUARY 28,
                                                  FEBRUARY 29, 2000    FEBRUARY 28, 1999        1998
                                                  ------------------   ------------------   -------------
Risk-free interest rates........................      5.06%-6.67%          4.33%-5.53%         5.4%-6.7%
Expected lives (in years).......................                4                    4                 4
Dividend yield..................................               0%                   0%                0%
Expected volatility.............................              70%                   0%                0%

    The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for the stock option plan. If compensation cost for the Plan had been determined consistent with FAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been as follows:

                                                                         FOR THE YEAR ENDED,
                                                            ---------------------------------------------
                                                            FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 28,
                                                                2000            1999            1998
                                                            -------------   -------------   -------------
Net loss
  As reported.............................................     $(27,951)       $(15,024)       $(6,033)
  Pro forma...............................................     $(33,827)       $(15,002)       $(6,036)
Net loss per share--basic and diluted
  As reported.............................................     $  (1.14)       $  (3.00)       $ (2.64)
  Pro forma...............................................     $  (1.38)       $  (3.00)       $ (2.64)

1998 DIRECTOR OPTION PLAN

    In December 1998, the Company adopted the 1998 Director Option Plan (the "Director Plan"), which became effective in February 1999. The Director Plan provides for the granting of stock options to Board members who are not employees of the Company. The Company has reserved 150,000 shares of Common Stock for issuance under the Director Plan. The option grants under the Directors Plan are automatic and nondiscretionary, and the exercise price of the options must be 100% of the fair market value of the Common Stock on the date of grant. The Company determines fair market value by the closing price of the Common Stock on the Nasdaq exchange on the grant date. Each eligible Board member is granted an option to purchase 15,000 shares ("First Option") on the date such person first becomes a director. Immediately following each annual meeting of the Company, each eligible Board member is automatically granted an additional option to purchase 7,500 shares ("Subsequent Option") if such director has served continuously as a member of the Board for at least the preceding six months. The Director Plan provides that the options shall be exercisable over a period not to exceed ten years from the date of the grant; however, the options terminate 3 months following the date the director ceases to be a member of the Board (12 months if the director ceased to be a Board member because of death or disability). First

                                INTRAWARE, INC.

NOTE 9    EMPLOYEE BENEFIT PLANS (CONTINUED)
Options vest as to 12.5% of the shares 6 months after the grant date and as to remaining shares in equal installments over the next 42 months, provided the optionee continues as a member of the Board. Subsequent Options vest as to 25% of the shares 6 months after the grant date and as to the remaining shares in equal installments over the next 18 months.

1999 NON-QUALIFIED ACQUISITION STOCK OPTION PLAN

    In October 1999, the Company adopted the Non-Qualified Acquisition Stock Option Plan (the "1999 Plan"). The 1999 Plan provides for the granting of NSOs (that is, options not intended to qualify as incentive stock options under the Internal Revenue Code) to employees and consultants of the Company. Officers may only receive grants under the 1999 Plan in connection with their initial service to the Company, and Board members may not receive any grants under the 1999 Plan. The Company has reserved 1,500,000 shares of Common Stock for issuance under the 1999 plan. The standard form of Stock Option Agreement used by the Company under the 1999 Plan provides that the options are exercisable over a period not to exceed ten years from the date of the grant. Options granted under the 1999 Plan generally vest as to 25% of the shares one year after the date of grant and as to the remaining options in equal monthly installments over the next 36 months. The exercise price of all options granted by the Company under the 1999 Plan has been the fair market value of the Company's Common Stock on the grant date, as determined by the closing price of the Common Stock on Nasdaq on that date.

EMPLOYEE STOCK PURCHASE PLAN

    In December 1998, the Board adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan") which became effective February 1999. The Purchase Plan reserves 600,000 shares of Common Stock for issuance thereunder. On each March 1 beginning in 2000, the aggregate number of shares reserved for issuance under the Purchase Plan is increased automatically to the lesser of 400,000 shares, 1% of the outstanding shares on such date or a lesser amount determined by the Board of Directors. The aggregate number of shares reserved for issuance under the Purchase Plan may not exceed 600,000 shares. Employees generally are eligible to participate in the Purchase Plan if they are customarily employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase Plan) 5% stockholders of the Company. Under the Purchase Plan, eligible employees select a rate of payroll deduction up to 15% of their W-2 cash compensation subject to certain maximum purchase limitations. Each offering period has a maximum duration of two years and consists of four six-month Purchase Periods. Depending on the effective date, the first Purchase Period is more or less than six months long. Offering Periods and Purchase Periods thereafter begin on April 15 and October 15. The price at which the Common Stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of the Company 's Common Stock on the first day of the applicable offering period or on the last day of that purchase period.

UNEARNED STOCK-BASED COMPENSATION

    In connection with certain stock option grants during the years ended February 28, 1999 and 1998, the Company recognized unearned compensation totaling $12.1 million and $1.3 million, respectively, which is being amortized over the four-year vesting periods of the related options. Amortization expense recognized during the years ended February 29, 2000 and February 28, 1999 and 1998 totaled approximately $3.3 and $1.9 million, and $67,000 respectively.

                                INTRAWARE, INC.

NOTE 10    ACQUISITION OF INTERNET IMAGE, INC.

    On December 7, 1999, the Company acquired all outstanding shares of Internet Image, Inc. The Company accounted for this transaction using the pooling-of-interest method of accounting, therefore all prior periods have been restated. The purchase price was $36.55 million. Under the terms of the agreement, 9.1912 shares of the Company's Common Stock were exchanged for each outstanding share of Internet Image, Inc. The Company issued approximately 1.15 million shares of Common Stock to acquire Internet Image, Inc. The Company also assumed remaining outstanding stock options that were converted to options to purchase approximately 95,000 shares of the Company's Common Stock.

    Prior to the merger, Internet Image, Inc., used a June 30 year-end. Restated financial statements of the Company combine the February 28, 1999 and 1998, results of the Company with the June 30, 1999 and 1998, results of Internet Image, Inc., respectively. Due to the differing year-ends, an adjustment was necessary to conform the Internet Image, Inc. year-end to operate on the Intraware fiscal year for the year ended February 29, 2000. Accordingly, Internet Image, Inc.'s operations for the four month period ending June 30, 1999, which are not significant to the Company, have been reflected as an adjustment to retained earnings in fiscal year 2000.

NOTE 11    ACQUISITION OF BITSOURCE, INC.

    On October 14, 1999, the Company acquired BITSource, Inc in a transaction accounted for as a purchase. The total purchase price of approximately
$11.9 million (including liabilities assumed and other consideration of $2.6 million). The consideration paid comprised of 315,000 shares at $21.63 per share and cash of $2,554,000. The purchase price was assigned, to the fair value of the assets acquired, including $1,413,000 to tangibles assets acquired, $9,720,000 to identified intangible assets and $827,000 to goodwill. Amortization of the intangible assets acquired and goodwill is computed using the straight-line method over the estimated useful life of the intangible assets, 18 months to 5 years.

    The following unaudited pro forma consolidated financial information reflects the results of operations for the years ended February 29, 2000 and February 28, 1999, as if the acquisition had occurred on March 1, 1998, and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on March 1, 1998 and may not be indicative of future operating results (in thousands, except per share data).

                                                                            YEAR ENDED
                                                              ---------------------------------------
                                                              FEBRUARY 29, 2000    FEBRUARY 28, 1999
                                                              ------------------   ------------------
                                                                            (UNAUDITED)
Net revenues................................................       $ 97,151             $ 38,996
Loss from operations........................................        (33,522)             (17,818)
Net loss....................................................        (31,431)             (18,174)
Basic and diluted net loss per share........................       $  (1.28)            $  (3.62)
Weighted average shares used in computing basic and diluted
  per share amounts.........................................         24,541                5,014

                                INTRAWARE, INC.

NOTE 12    RELATED PARTY TRANSACTIONS

    At of February 29, 2000, the Company held notes receivable from two employees totaling $64,181 and $20,148. The notes bear a simple interest at 5.45%. Principal and interest is due and payable on January 27, 2001 and January 15, 2001 respectively.

    At February 28, 1999, the Company held a note receivable from an officer of the Company totaling $300,000. The note is full recourse, is secured by Common Stock and bears simple interest at 8% per annum. Principal and interest is due and payable upon certain events, including completion of a Registration Statement on Form S-1. All principal and interest was subsequently repaid in March 1999.

                               INDEX TO EXHIBITS

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

  10.12**               Office Lease between Spieker Properties, L.P. and
                          Intraware, Inc. dated October 1999.

  10.13**               Agreement of Lease made as of January 3, 2000 between Crown
                          Lexington LLC and the Registrant.

  10.14+**              Intraware Services Agreement effective as of July 1, 1999, between Sun Microsystems, Inc. and Intraware, Inc.

  10.15+**              Sun Channel Agreement Master Terms effective as of
                          September 1, 1999 between Sun Microsystems, Inc. and
                          Intraware, Inc.

  23.1                  Consent of Independent Accountants.

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

* Incorporated by reference to Intraware's Registration Statement on Form S-1 (File No. 333-69261) declared effective on February 25, 1999.

** Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the quarter ended November 30, 1999 (File No. 000-25249) as filed with the Securities and Exchange Commission on January 14, 2000.