Form 10-Q
period 2000-05-31
INTRAWARE INC
filed 2000-07-17
CIK 1025134

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            ---- EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000

   /----/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                 (925) 253-4500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       Indicate by check (X) whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X            No

        As of July 5, 2000 there were 26,229,674 shares of the registrant's common stock outstanding.

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION..........................................................................................1

ITEM 1.        FINANCIAL STATEMENTS...................................................................................1

               Balance Sheets.........................................................................................1

               Statements of Operations...............................................................................2

               Statements of Cash Flows...............................................................................3

               NOTES TO UNAUDITED INTERIM FINANCIAL INFORMATION.......................................................4

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.................7

               RISK FACTORS..........................................................................................13

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................23

PART II OTHER INFORMATION............................................................................................23

ITEM 1.        LEGAL PROCEEDINGS.....................................................................................23

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................................23

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.......................................................................23

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.................................................23

ITEM 5.        OTHER INFORMATION.....................................................................................23

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K......................................................................23

               SIGNATURES............................................................................................24

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                  INTRAWARE, INC.
                                                  BALANCE SHEETS
                                                  (IN THOUSANDS)

                                                                                  May 31, 2000       February 29, 2000
ASSETS
Current assets:
   Cash and cash equivalents                                                     $      14,649         $      16,013
   Short term investments                                                                3,467                11,046
   Accounts receivable, net                                                             42,579                35,381
   Prepaid licenses, services, and cost of deferred revenue                             25,853                21,006
   Other current assets                                                                  2,937                 2,477
                                                                                 -------------         -------------
       Total current assets                                                             89,485                85,923

Long term investments                                                                       --                19,826
Long term cost of deferred revenue                                                       8,202                 7,500
Property and equipment, net                                                             11,183                 8,411
Intangible assets, net                                                                   8,061                 9,050
Other assets                                                                               619                   402
                                                                                 -------------         -------------
           Total assets                                                          $     117,550         $     131,112
                                                                                 =============         =============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Bank borrowings                                                               $         500         $         500
   Accounts payable                                                                     35,658                43,436
   Accrued expenses                                                                      2,945                 4,489
   Deferred revenue                                                                     27,592                23,550
   Short-term obligations                                                                  705                   384
                                                                                 -------------         -------------
       Total current liabilities                                                        67,400                72,359

Long term deferred revenue                                                               8,568                 7,751
Other long term obligations                                                                774                   399
                                                                                 -------------         -------------
           Total liabilities                                                            76,742                80,509
                                                                                 -------------         -------------
Stockholders' equity:
   Common Stock; $0.0001 par value; 250,000 shares authorized, 26,216 issued and outstanding; 250,000 shares authorized, 25,993 shares issued and
       outstanding                                                                           3                     3
   Additional paid-in-capital                                                          108,060               107,037
   Unearned compensation                                                                (6,108)               (6,954)
   Accumulated, other comprehensive loss                                                   (17)                 (136)
   Accumulated deficit                                                                 (61,130)              (49,347)
                                                                                 -------------         -------------
       Total stockholders' equity                                                       40,808                50,603
                                                                                 -------------         -------------
           Total liabilities and stockholders' equity                            $     117,550         $     131,112
                                                                                 =============         =============

See notes to unaudited interim financial information.

                                                  INTRAWARE, INC.
                                             STATEMENTS OF OPERATIONS
                                   (in thousands, except for per share amounts)

                                                                                      FOR THE THREE MONTHS ENDED
                                                                                  MAY 31, 2000         MAY 31, 1999
Net revenues:
   Software product sales                                                        $       36,507       $       13,984
   Online services and technology                                                         4,957                2,525
                                                                                 --------------       --------------
            Total net revenues                                                           41,464               16,509
                                                                                 --------------       --------------
Cost of net revenues:
   Software product sales                                                                31,929               12,378
   Online services and technology                                                           866                  399
                                                                                 --------------       --------------
            Total cost of net revenues                                                   32,795               12,777
                                                                                 --------------       --------------
                  Gross profit                                                            8,669                3,732
                                                                                 --------------       --------------
Operating expenses:
   Sales and marketing                                                                   11,281                5,748
   Product development                                                                    3,620                1,303
   General and administrative                                                             4,020                1,143
   Stock option compensation                                                                770                  870
   Merger & acquisition related costs including amortization of intangibles                 932                    4
                                                                                 --------------       --------------
            Total operating expenses                                                     20,623                9,068
                                                                                 --------------       --------------
Loss from operations                                                                    (11,954)              (5,336)
Interest expense                                                                            (33)                 (35)
Interest and other income                                                                   241                  740
Provision for income taxes                                                                  (37)                  --
                                                                                 --------------       --------------
Net loss                                                                         $      (11,783)      $       (4,631)
                                                                                 ==============       ==============
Net loss per share:
   Basic and diluted                                                             $        (0.46)      $        (0.20)
                                                                                 ==============       ==============
   Weighted average shares - basic and diluted                                           25,407               23,213
                                                                                 ==============       ==============

See notes to unaudited interim financial information.

                                                  INTRAWARE, INC.
                                             STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                    FOR THE THREE MONTHS ENDED
                                                                 MAY 31, 2000        MAY 31, 1999
Cash flows from operating activities:
   Net loss                                                     $      (11,783)     $       (4,631)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
       Depreciation and amortization                                     1,843                 290
       Amortization of unearned compensation                               846                 811
       Provision for doubtful accounts                                     459                  36
       Changes in assets and liabilities:
           Accounts receivable                                          (7,757)             (2,756)
           Prepaid licenses and services                                (5,328)              5,828
           Other current assets                                           (460)                198
           Other assets                                                   (117)                236
           Accounts payable                                             (7,778)             (8,765)
           Accrued expenses                                             (1,544)              1,168
           Deferred revenue                                              4,859               2,321
                                                                --------------      --------------
Net cash used in operating activities                                  (26,760)             (5,264)
                                                                --------------      --------------
Cash flows from investing activities:
   Purchase of property and equipment                                   (3,132)             (2,350)
   Proceeds from sales of investments                                   27,516                  --
                                                                --------------      --------------
Net cash provided by (used in) investment activities                    24,384              (2,350)
                                                                --------------      --------------
Cash flows from financing activities:
   Payments on bank borrowings                                              --                (871)
   Proceeds from initial public offering                                    --              59,520
   Proceeds from Common Stock                                            1,023               5,158
   Principal payments on capital lease obligation                          (11)                (36)
                                                                --------------      --------------
Net cash provided by financing activities                                1,012              63,771
                                                                --------------      --------------
Net increase (decrease) in cash and cash equivalents                    (1,364)             56,157
Cash and cash equivalents at beginning of period                        16,013               3,286
                                                                --------------      --------------
Cash and cash equivalents at end of period                      $       14,649      $       59,443
                                                                ==============      ==============
Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $           21      $           35
Supplemental non-cash activity:
   Property and equipment leases                                $          486      $           --
   Prepaid maintenance leases                                   $          221      $           --

See notes to unaudited interim financial information.

                                 INTRAWARE, INC.
                NOTES TO UNAUDITED INTERIM FINANCIAL INFORMATION

NOTE 1.  BASIS OF PRESENTATION

INTRAWARE

         The accompanying financial statements for the three months ended May 31, 2000 and 1999 are unaudited and reflect all normal recurring adjustments which are, in the opinion of the management of Intraware, Inc. (the "Company"), necessary for their fair presentation. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2000. The results of operations for the interim period ended May 31, 2000 are not necessarily indicative of results to be expected for the full year.

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

         The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                                      FOR THE THREE MONTHS ENDED
                                                                                   MAY 31, 2000         MAY 31, 1999
Numerator
   Net loss                                                                         $  (11,783)          $   (4,631)
                                                                                    ----------           ----------
Denominator
   Weighted average shares                                                              26,117               25,213
   Weighted average unvested common shares subject to repurchase                          (710)              (2,000)
                                                                                    ----------           ----------
   Denominator for basic and diluted calculation                                        25,407               23,213
                                                                                    ==========           ==========
Net loss per share:
   Basic                                                                            $    (0.46)          $    (0.20)
                                                                                    ==========           ==========
   Diluted                                                                          $    (0.46)          $    (0.20)
                                                                                    ==========           ==========

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement 133" ("SFAS 137"). SFAS 137 defers for one year the application of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of Statement of Financial Accounting Standards No. 133 is not expected to have an impact on the results of operations, financial position or cash flows of the Company.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board opinion 20, "Accounting Changes." In March 2000, the SEC issued SAB 101A "Amendment: Revenue Recognition in Financial Statements," which delays implementation of SAB 101 until the Company's first fiscal quarter of 2001. In June 2000, the SEC issued SAB 101B "Second
Amendment: Revenue Recognition in Financial Statements," which delays the implementation of SAB 101 until the Company's fourth fiscal quarter of 2001. The Company will adopt SAB 101 and is currently in the process of evaluating the impact, if any, SAB 101 will have on its financial position or results of operations.

         In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.

NOTE 4.  CHANGES IN STOCKHOLDERS' EQUITY

         During the three months ended May 31, 2000, the Company's stockholders' equity changed as follows (in thousands):

                                                                                             Accumulated
                                                    Common Stock           Additional           Other
                                                ---------------------        Paid-In        Comprehensive
                                                  Shares      Amount         Capital             Loss
                                                ----------  ---------      ----------       -------------
Balance at February 29, 2000                      25,993      $   3        $ 107,037           $ (136)

Exercise of stock options                            153          -              202                -
Issuance of common stock for employee stock
  purchase program                                    70          -              897                -
Deferred stock-based compensation for options
  forfeited                                            -          -              (76)               -
Amortization of unearned compensation                  -          -                -                -
Unrealized investment gain (loss)                      -          -                -              119
Net loss                                               -          -                -                -

Other comprehensive income

                                                --------      -----        ---------           ------
Balance at May 31, 2000                           26,216      $   3        $ 108,060           $  (17)
                                                --------      -----        ---------           ------
                                                --------      -----        ---------           ------

                                                Unearned    Accumulated  Stockholders'    Comprehensive
                                              Compensation    Deficit       Equity           Income
                                              ------------  -----------  ------------     -------------

Balance at February 29, 2000                   $  (6,954)   $ (49,347)    $  50,603         $ (49,144)

Exercise of stock options                              -            -           202
Issuance of common stock for employee stock
  purchase program                                     -            -           897
Deferred stock-based compensation for options
  forfeited                                           76            -             -
Amortization of unearned compensation                770            -           770
Unrealized investment gain (loss)                      -            -           119               119
Net loss                                               -      (11,783)      (11,783)          (11,783)

Other comprehensive income
                                                                                            ---------
                                                                                            $ (60,808)
                                                                                            ---------
                                                                                            ---------
                                                --------    ---------     ---------
Balance at May 31, 2000                           (6,108)   $ (61,130)    $  40,808
                                                --------    ---------     ---------
                                                --------    ---------     ---------

NOTE 5.  ACQUISITION OF JANUS TECHNOLOGIES, INC.

         On June 12, 2000, the Company announced that it had signed a definitive agreement to acquire all outstanding shares of Janus Technologies, Inc. The Company completed this transaction on July 12, 2000. The Company issued approximately 1.4 million shares of its common stock to acquire Janus. The Company intends to account for this transaction using the purchase method of accounting and, accordingly, the purchase price will be allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the date of acquisition.

NOTE 6.  PREFERRED STOCK FINANCING

         On June 30, 2000, the Company issued an aggregate of 2,500 shares of its Series A, B and C convertible preferred stock and related Warrants in a private placement to institutional investors. The Company estimates the gross proceeds of the offering to be approximately $25,000,000. The Preferred Stock is convertible into the Company's common stock at a 120% premium to the average closing bid price for the common stock during the three month-long pricing periods beginning July 5, 2000. The Company may be required to redeem portions of the preferred stock in the event that the price of the Company's common stock falls below $12.50 per share during the pricing periods. The preferred stock can be converted into common stock after two years and entitles the investors to a 9% annual dividend, payable in cash or registered stock, while the Preferred Stock remains outstanding. In addition, the Company issued warrants to investors to purchase $10 million worth of common stock at an exercise price of 120% over the average of the Company's closing bid price during the three pricing periods. The Company filed a Form 8-K with the SEC related to this financing on July 3, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, and statements regarding our reliance on third parties. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those discussed in "Risk Factors" below and elsewhere in this quarterly report on Form 10-Q.

INTRAWARE OVERVIEW

         Intraware, Inc. was incorporated in Delaware on August 14, 1996. We are the leading e-marketplace for web-based software and services targeted to IT professionals. Our services allow IT professionals to control the business software life cycle from their web browsers--starting with research and evaluation, through purchase, training, and deployment, to updates and management. We provide objective technical research; in-depth software analysis; an extensive selection of software, training, and resources; and a comprehensive software delivery, update and management system.

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

         Online services and technology revenue results primarily from Intraware license revenue from large customers or OEM (Original Equipment Manufacturer) partners, software maintenance outsourcing arrangements with third-party software vendors delivered through INTRAWARE DELIVERY (formerly SUBSCRIBNET) and from various fee-based subscription research and evaluation services that we offer. Such revenues are generally recognized ratably over the service period.

         We have a limited operating history upon which investors may evaluate our business and prospects. Since inception, we have incurred significant losses, and, as of May 31, 2000, had an accumulated deficit of approximately $61.1 million. We intend to expend significant financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings. As a result, we expect to incur additional losses and continued negative cash flow from operations for the foreseeable future. Such losses are anticipated to increase significantly from current levels. There can be no assurance that our sales will increase or continue at their current level. There also can be no assurances that we will achieve or maintain profitability or generate cash from operations in future periods. Our future must be considered in light of the risks frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as e-commerce. To address these risks, we must, among other things, maintain existing and develop new relationships with software publishers, continue to improve existing and develop new services, implement and successfully execute our business and marketing strategy, continue to develop and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks and the failure to do so would have a material adverse effect on our business, financial condition and results of operations. Our current and future expense levels are based largely on our planned operations and estimates of future sales. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales would have an immediate adverse effect on our business, financial condition and results of operations. In view of the rapidly evolving nature of our business and our limited operating history, we are unable to accurately forecast our sales and believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

TOTAL REVENUE

         Revenue increased to $41.5 million for the three months ended May 31, 2000 from $16.5 million for three months ended May 31, 1999. In addition, for the three months ended May 31, 2000, product revenue accounted for $36.5 million or 88.0% of revenue, while online service and technology revenue accounted for $5.0 million or 12.0% of revenue. For the three months ended May 31, 1999, product revenue accounted for $14 million or 85% of revenue, while online service and technology revenue accounted for $2.5 million or 15% of revenue.

         Revenue growth was due to our broadband technology portfolio, expanding vendor base, experienced sales force and increasing customer demand for products and services.

COST OF NET REVENUES

         Total cost of net revenues increased to $32.8 million for the three months ended May 31, 2000 from $12.8 million for the three months ended May 31, 1999. This increase in total cost of net revenues was primarily attributable to increases in the volume of third-party software and maintenance products that we sold.

         Our gross margin decreased to 20.9% for the three months ended May 31, 2000 from 22.6% for the three months ended May 31, 1999.

         Costs of revenue primarily consist of the cost of third-party products sold, content development and acquisition, internet connectivity and allocated overhead charges. We purchase third-party products at a discount to the third-party's established list prices according to standard reseller terms. The increase in the cost of revenue dollars was primarily due to higher product and service sales. The margin percentage decrease primarily reflects the fact that our product revenues and costs have grown at a faster rate than our online services and technology sales.

SALES AND MARKETING EXPENSES

         For the three months ended May 31, 2000, sales and marketing expenses were $11.3 million or 27.2% of net revenue, an increase from $5.7 million or 34.8% of net revenue for the three months ended May 31, 1999.

         Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, promotional materials and trade show exhibit expenses. The increase is primarily the result of additional focused advertising and marketing expenditures as well as the addition of personnel and external sales offices throughout the United States, Canada and Europe. We plan to make significant investments in sales and marketing, to expand the direct sales force, increase marketing expenditures, and continue to develop strategic relationships to drive traffic to our web site and generate leads for products and services. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

PRODUCT DEVELOPMENT EXPENSES

         For the three months ended May 31, 2000, product development expenses were $3.6 million or 8.7% of net revenue, an increase from $1.3 million or 7.9% of net revenue for the three months ended May 31, 1999.

         Product development expenses primarily consist of personnel, consulting and equipment depreciation expenses. Costs related to research, design and development of products and services have also been charged to product development expense as incurred. The increase was primarily due to an increase in the number of product development personnel employed to support expansion of the Services online service offerings. We believe significant investments in product development and technological infrastructure are essential to our future success and expect that the amount of product development expense will increase in future periods. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

GENERAL AND ADMINISTRATIVE EXPENSES

         For the three months ended May 31, 2000, general and administrative expenses were $4.0 million or 9.7% of net revenue, an increase from $1.1 million or 6.9% of net revenue for the three months ended May 31, 1999.

         General and administrative expenses consist primarily of compensation for administrative and executive personnel, facility costs and fees for professional services. The increase is primarily due to the use of outside professional consulting services, including the ongoing implementation of sales force automation and accounting software packages. In addition, we required increased expenditures in accounting and legal functions for strategic partnering arrangements and for compliance with reporting obligations as a public company. Management expects general and administrative expenses to increase in future periods. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

STOCK-BASED COMPENSATION

         For the three months ended May 31, 2000, stock-based compensation expenses were $770,000 or 1.9% of net revenue, a decrease from $870,000 or 5.3% of net revenue for the three months ended May 31, 1999.

         Stock compensation expense is an ongoing charge through August 2002 that is related to employee stock options granted while we were not a public company.

AMORTIZATION OF INTANGIBLES

         For the three months ended May 31, 2000, merger and acquisition related costs including amortization of intangibles were $932,000 or 2.2% of net revenue, an increase from $4,000 or 0.1% of net revenue for the three months ended May 31, 1999.

         Merger and acquisition related costs including amortization of intangibles is a charge related to our acquisitions of BITSource, Inc. and Internet Image, Inc. This expense is an ongoing charge through September 2004.

INTEREST EXPENSE

         For the three months ended May 31, 2000, interest expenses were $33,000 or 0.1% of net revenue, a decrease from $35,000 or 0.2% of net revenue for the three months ended May 31, 1999.

         Interest expense relates to obligations under capital leases and borrowings under a bank line. The decrease in interest expense is primarily the result of funds received in our initial public offering.

INTEREST AND OTHER INCOME, NET

         For the three months ended May 31, 2000, interest and other income, net were $241,000 or 0.6% of net revenue, a decrease from $740,000 or 4.5% of net revenue for the three months ended May 31, 1999.

         The decrease in interest income is primarily the result of the reduction of our investment portfolio.

INCOME TAXES

         From inception through May 31, 2000, we incurred net losses for federal and state tax purposes. We have recognized approximately $37,000 of state income taxes for the three months ended May 31, 2000. There were no state or federal taxes recognized for the three months ended May 31, 1999. As of May 31, 2000, Intraware had approximately $42 million of federal and $26 million of state net operating loss carryforwards available to offset future taxable income which expire in varying amounts between 2005 and 2012. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, we have recorded a 100% valuation allowance against our deferred tax asset. Furthermore, as a result of changes in our equity ownership from our convertible preferred stock financing and our initial public offering, utilization of the net operating losses and tax credits is subject to substantial annual limitations. This is due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

LIQUIDITY AND CAPITAL RESOURCES

         As of May 31, 2000, we had approximately $14.6 million of cash and cash equivalents and $3.5 million in short-term marketable securities. Our principal commitments consist of obligations outstanding under bank credit lines, capital and operating leases, accounts payable and accrued expenses. Although we have no material commitments for capital expenditures, we anticipate an increase in the rate of capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.

         On June 30, 2000 we issued approximately 2,500 shares of preferred stock which resulted in gross proceeds of approximately $25,000,000. The preferred stock was issued in three series. Each series will be convertible at a conversion price equal to 120% of the average closing bid price of our common stock determined during three separate month-long pricing periods, with one pricing period for each series of preferred stock. We may be required to redeem portions of the preferred stock in the event the price of our common stock falls below $12.50 during the pricing periods.

         Including the proceeds from the issuance of the preferred stock, and assuming we do not have to redeem any shares of the preferred stock, we believe we have adequate resources for working capital and capital expenditures for at least twelve (12) months from the date of this report. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect these requirements. We may also have increased capital requirements in order to respond to competitive pressures. Also, we may need additional capital to fund acquisitions of complementary businesses and technologies. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. Actual results could vary materially as a result of the factors described above. If additional capital resources are required, we may seek to sell additional equity, debt securities or increase our bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board opinion 20, "Accounting Changes." In March 2000, the SEC issued SAB 101A "Amendment: Revenue Recognition in Financial Statements," which delays implementation of SAB 101 until the Company's first fiscal quarter of 2001. In June 2000, the SEC issued SAB 101B "Second
Amendment: Revenue Recognition in Financial Statements," which delays the implementation of SAB 101 until the Company's fourth fiscal quarter of 2001. The Company will adopt SAB 101 and is currently in the process of evaluating the impact, if any, SAB 101 will have on its financial position or results of operations.

         In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND WE MAY NOT EVER BECOME PROFITABLE.

         We have not achieved profitability, expect to incur net losses in the foreseeable future and may not ever become profitable in the future. We incurred net losses of $28.0 million for the year ended February 29, 2000, $15.0 million for the year ended February, 28, 1999, $6.0 million for the year ended February 28, 1998 and $1.5 million for the period from August 14, 1996 through February 28, 1997. In addition, we incurred net losses of $11.8 million for the three months ended May 31, 2000. As of May 31, 2000, we had an accumulated deficit of approximately $61.1 million. Net losses have increased for each of our quarters since inception and this trend may continue. We expect to continue to increase our sales and marketing, product development and administrative expenses. As a result we will need to generate significant additional revenues to achieve and maintain profitability.

         We were founded in August 1996, and are an early stage company. We have a limited operating history that makes it difficult to forecast our future operating results. Although our revenues have grown in recent quarters, we cannot be certain that such growth will continue or that we will achieve sufficient revenues for profitability. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis. For more detailed information regarding our operating results and financial condition, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE ARE SUBSTANTIALLY DEPENDENT ON THE SUN/NETSCAPE ALLIANCE AND THE TERMINATION OF THIS RELATIONSHIP WOULD HAVE A SUBSTANTIAL, IMMEDIATE ADVERSE EFFECT ON OUR BUSINESS.

         For the three months ended May 31, 2000, we generated approximately 79% of our software product revenues from the sale of the Sun/Netscape Alliance's iPlanet software, and approximately 57% of our online service revenues from the outsourcing of INTRAWARE DELIVERY services to the Sun/Netscape Alliance. As a result, transactions with the Sun/Netscape Alliance and the sale of iPlanet products accounted for approximately 71% of our total net revenues in the three months ended May 31, 2000. We cannot assure you that the Sun/Netscape Alliance will continue to sell its software through us. If the Sun/Netscape Alliance limited or discontinued selling its software through us, or if demand for Sun/Netscape software decreased, our business would be adversely affected.

         We provide online software update and license management services to Sun/Netscape Alliance customers through our INTRAWARE DELIVERY service under an agreement that expires on June 30, 2001. We cannot assure you that this agreement will be extended. Substantially all of our INTRAWARE DELIVERY revenues to date have been generated through this Sun contract, and our failure to extend this contract at the end of its current term could have a material adverse effect on our INTRAWARE DELIVERY revenues and on our business as a whole.

         If Sun and/or Netscape chose to offer its own electronic software delivery, tracking, maintenance or other services, which it is permitted to do under the current agreement, it would have a substantial and immediate adverse effect on our business, results of operations and financial condition.

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

         We have experienced declining gross margins on revenues derived from software product sales and anticipate that such declines may continue. Also, as we shift a larger proportion of our sales and marketing resources toward our more recently introduced online services, such as INTRAWARE DEPLOYMENT, INTRAWARE VOLUME LICENSING and INTRAWARE E-LEARNING, we may experience one or more quarters of reduced software product sales. Any shortfall in our revenues would directly adversely affect our operating income or loss, and these fluctuations could affect the market price of our common stock.

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

OUR NEWLY INTRODUCED ONLINE SERVICES MAY NOT BE ABLE TO GENERATE ANTICIPATED REVENUES.

         We have only recently started selling a number of online services such as INTRAWARE DEPLOYMENT, INTRAWARE VOLUME LICENSING and INTRAWARE E-LEARNING. We cannot assure you that these online services will result in additional customers and customer loyalty, significant additional revenues or improved operating margins in future periods. Additionally, we cannot assure you that software vendors will continue to find it strategically or economically justifiable for us to deliver the INTRAWARE DELIVERY service to their customers.

         We had no significant online services and technology revenues until the quarter ended November 30, 1998, and for the three months ended May 31, 2000, revenues from online services and technology totaled only $5.0 million, which constituted 12.0% of our total revenues for that period. We do not expect these online services to increase substantially as a portion of our total revenue for at least the next three quarters. This projection, however, is a forward-looking statement and our actual results could differ materially from those anticipated as a result of a number of factors, including demand for our online services and the competitive service offerings of others. These online services are not only important to improving our operating results but also to continuing to attract and retain both our software vendor and corporate information technology professional customers, and in differentiating our online service offerings from those of our competitors.

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

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS IN RECENT PERIODS AND OUR ABILITY TO MANAGE THIS GROWTH WILL AFFECT OUR BUSINESS.

         Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased, and plan to continue to increase, the scope of our operations domestically and internationally. These expansion efforts could be expensive and put a strain on management, and if we do not manage growth properly, it could adversely affect our business. Our headcount has grown and may continue to grow substantially. In particular, we will need to expand our technology infrastructure, which will include making certain key employee hires in product development. These hires historically have been difficult and we can not assure you that we will be able to successfully attract and retain a sufficient number of qualified personnel.

WE NEED TO EXPAND OUR MANAGEMENT SYSTEMS AND CONTROLS IN ORDER TO SUPPORT OUR ANTICIPATED GROWTH.

         Our growth has placed, and our anticipated future growth will continue to place, a significant strain on our management systems and controls. We cannot assure you that we will be able to adequately expand our technology resources to support our anticipated growth. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures. Furthermore, we expect that we will be required to manage multiple relationships with various software vendors, customers and other third parties.

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

         Our future success depends upon the continued service of our executive officers and other key technology, sales, marketing and support personnel and none of our officers or key employees is bound by an employment agreement for any specific term. If we lost the services of one or more of our key employees, or if one or more of our executive officers or employees decided to join a competitor or otherwise compete directly or indirectly with us, this could have a significant adverse effect on our business. In particular, the services of Peter Jackson, Chief Executive Officer, Paul Martinelli, Chief Technology Officer, James Brentano, Executive Vice President of Technology, and Mark Long, Executive Vice President of Strategic Development, would be difficult to replace.

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

         In addition, our contracts with the Sun/Netscape Alliance currently allow us to market iPlanet products in the United States, Canada and the United Kingdom only (except in connection with our INTRAWARE DELIVERY service). Revenues from European customers may not be able to grow as planned unless we can obtain the rights to market iPlanet products in continental Europe.

OUR ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

         We have just completed and currently intend to make additional investments in complementary companies, services and technologies. These acquisitions and investments could disrupt our ongoing business, distract our management and employees and increase our expenses. We could face difficulties in assimilating our acquired company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. Acquisitions of additional services or technologies also involve risks of incompatibility and the need for integration into our existing services and marketing, sales and support efforts. We may be required to spend additional time or money on integration which would otherwise be spent on developing our business and services. If we do not integrate our technology effectively or if management and technical staff spend too much time on integration issues, it could harm our business, financial condition and operating results. Also, if we finance the acquisitions by incurring debt or issuing equity securities, this could dilute our existing stockholders. Any amortization of goodwill or other assets, or other charges resulting from the costs of such acquisitions, could adversely affect our operating results.

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

WE MAY BE REQUIRED TO REDEEM A PORTION OF THE SERIES A, B AND C PREFERRED IF THE PRICE OF OUR COMMON STOCK FALLS BELOW $12.50 PER SHARE DURING THE NEXT SEVERAL MONTHS.

         The terms of the series A, B and C preferred stock may require us to redeem a portion of the preferred stock if the price of our common stock falls below $12.50 per share during the next several months. If we are required to redeem a portion of the preferred stock our cash resources will be depleted which may require us to scale back our plans and operations.
This would materially and adversely affect our business.

THE CONVERSION OF THE SERIES A, B AND C PREFERRED SHARES AND THE EXERCISE OF THE RELATED WARRANTS WOULD RESULT IN SUBSTANTIAL NUMBERS OF ADDITIONAL SHARES BEING ISSUED.

         To the extent the series A, B and C preferred shares are converted or dividends on the series A, B and C preferred shares are paid in shares of common stock rather than cash, a significant number of shares of common stock may be sold into the market, which could decrease the price of our common stock and encourage short sales by holders of the series A, B and C preferred shares or others. Short sales could place further downward pressure on the price of our common stock.

         The conversion of and the payment of dividends in shares of common stock in lieu of cash on the series A, B and C preferred shares may result in substantial dilution to the interests of other holders of our common stock. In addition, the conversion price of the series A, B and C preferred stock may be adjusted downward if the price of our common stock does not substantially increase or if we issue additional securities by June 30, 2002. Any of these downward adjustments could result in substantial additional dilution to our common stockholders.

WE MAY BE REQUIRED TO REDEEM OR PAY SUBSTANTIAL PENALTIES TO THE HOLDERS OF THE SERIES A, B AND C PREFERRED STOCK AND RELATED WARRANTS IF SPECIFIC EVENTS OCCUR.

         In accordance with the terms of the documents relating to the issuance of the series A, B and C preferred stock and the related warrants, we are required to redeem or pay substantial penalties to a holder of the series A, B and C preferred shares under specific circumstances, including, among others:

         - nonpayment of dividends on the series A, B and C preferred shares in a timely manner;

         - failure to deliver shares of our common stock upon conversion of the series A, B and C preferred shares or upon exercise of the related warrants after a proper request;

         - nonpayment of the redemption price at maturity of the series A, B and C preferred shares;

         - failure to hold a meeting of our stockholders on or before September 30, 2000 to approve the issuance of the shares of common stock issuable upon conversion of and in lieu of cash dividends on the series A, B and C preferred stock and upon exercise of the related warrants;

         - failure to comply with financial covenants regarding cash balances and cash burn rates; or

         - failure to have a registration statement relating to the series A, B and C preferred shares and related warrants declared effective by the SEC on or before November 10, 2000, or after being declared effective, the unavailability of the registration statement to cover the resale of the shares of common stock underlying such securities.

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

YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS BECAUSE THEY ARE INHERENTLY UNCERTAIN.

         You should not rely on forward-looking statements in this quarterly report. This quarterly report also contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this quarterly report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issue or issuer. At May 31, 2000 $14.6 million of the Company's cash, cash equivalents and investment portfolio carried maturity dates of less than 90 days, $3.5 million carried maturity dates of less than one year. The effect of changes in interest rates of +/- 10% over a six-month horizon would not have a material effect on the fair market value of the portfolio.

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

         The 4,350,000 shares registered on our behalf and 250,000 shares registered on the behalf of certain selling stockholders were sold at a price per share of $16.00. The aggregate-offering price of the shares we offered was $69,600,000, less underwriting discounts and commissions of $4,872,000 and expenses of approximately $1,300,000. The proceeds are to be used for general corporate purposes, principally working capital, capital expenditures, potential acquisitions and additional sales and marketing efforts. Through May 31, 2000, net cash used from the offering for operating activities totaled $37.4 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

     EXHIBIT
     NUMBER
     27.1          Financial Data Schedules.

         b)  Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INTRAWARE, INC.

Dated: July 17, 2000                        By:  /s/ Donald M. Freed
                                                 -------------------------------
                                                 Donald M. Freed
                                                 EXECUTIVE VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

Exhibit No.        Exhibit Title
-----------        -------------
   27.1            Financial Data Schedules.