Form 10-Q
period 2000-08-31
INTRAWARE INC
filed 2000-10-16
CIK 1025134

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            ---- EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000

   /---/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                               2000 POWELL STREET
                                    SUITE 140
                              EMERYVILLE, CA 94608
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                  Yes  X            No

        As of October 9, 2000 there were 27,171,466 shares of the registrant's Common Stock outstanding.

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION..........................................................................................3

ITEM 1.        FINANCIAL STATEMENTS...................................................................................3

               BALANCE SHEETS.........................................................................................3

               STATEMENTS OF OPERATIONS...............................................................................4

               STATEMENTS OF CASH FLOWS...............................................................................5

               NOTES TO UNAUDITED INTERIM FINANCIAL INFORMATION.......................................................6

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS................10

               RISK FACTORS..........................................................................................17

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................26

PART II OTHER INFORMATION............................................................................................26

ITEM 1.        LEGAL PROCEEDINGS.....................................................................................26

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................................26

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.......................................................................27

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.................................................27

ITEM 5.        OTHER INFORMATION.....................................................................................27

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K......................................................................27

               SIGNATURES............................................................................................29

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 INTRAWARE, INC.
                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                             August 31, 2000  February 29, 2000
                                                                                             ---------------  -----------------
                                                                                                (unaudited)       (audited)
ASSETS
Current assets:
   Cash and cash equivalents                                                                    $  22,159         $  16,013
   Short-term investments                                                                           6,969            11,046
   Accounts receivable, net                                                                        25,331            35,381
   Prepaid licenses, services, and cost of deferred revenue                                        20,703            21,006
   Other current assets                                                                             2,657             2,477
                                                                                                ----------        ----------
      Total current assets                                                                         77,819            85,923
Long-term investments                                                                                --              19,826
Long-term cost of deferred revenue                                                                  7,885             7,500
Property and equipment, net                                                                        17,160             8,411
Intangible assets, net                                                                             26,564             9,050
Other assets                                                                                          494               402
                                                                                                ----------        ----------
                Total assets                                                                    $ 129,922         $ 131,112
                                                                                                ==========        ==========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK &
  STOCKHOLDERS' EQUITY
Current liabilities:
   Bank borrowings                                                                              $   4,232         $     500
   Accounts payable                                                                                10,233            43,436
   Accrued expenses                                                                                 4,895             4,489
   Deferred revenue                                                                                29,964            23,550
   Short-term obligations                                                                           1,934               384
                                                                                                ----------        ----------
      Total current liabilities                                                                    51,258            72,359
Long-term deferred revenue                                                                          8,700             7,751
Other long term obligations                                                                         3,948               399
                                                                                                ----------        ----------
                Total liabilities                                                                  63,906            80,509
                                                                                                ----------        ----------
Commitments and contingencies
Mandatorily Redeemable Convertible Preferred Stock, 10,000,000 shares authorized, $.0001 par value; 1,708 and zero shares issued and outstanding at August 31, 2000 and
   February 29, 2000, respectively (aggregate liquidation preference of $17,297 at
   August 31, 2000)                                                                                13,023              --
Stockholders' equity:
   Common Stock, 250,000,000 shares authorized, $0.0001 par value; 27,386,472 and
      25,993,450 shares issued and outstanding at August 31, 2000 and February 29, 2000,
      respectively                                                                                      3                 3
   Additional paid-in-capital                                                                     132,140           107,037
   Unearned compensation                                                                           (6,396)           (6,954)
   Accumulated, other comprehensive gain (loss)                                                         2              (136)
   Accumulated deficit                                                                            (72,756)          (49,347)
                                                                                                ----------        ----------
           Total stockholders' equity                                                              52,993            50,603
                                                                                                ----------        ----------
                Total liabilities, mandatorily redeemable convertible preferred stock and
                stockholders' equity                                                            $ 129,922         $ 131,112
                                                                                                ==========        ==========


              See notes to unaudited interim financial information.

                                 INTRAWARE, INC.
                            STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                   For the Three Months Ended                    For the Six Months Ended
                                          ---------------------------------------------  -----------------------------------------
                                            August 31, 2000         August 31, 1999        August 31, 2000       August 31, 1999
                                          ---------------------  ----------------------  ------------------   --------------------
                                              (unaudited)             (unaudited)             (unaudited)           (unaudited)
Revenues:
     Software product sales               $             26,108   $              16,291   $           62,615   $            30,275
     Online services and technology                      6,493                   2,999               11,450                 5,524
                                          ---------------------  ----------------------  -------------------  --------------------
          Total revenues                                32,601                  19,290               74,065                35,799
                                          ---------------------  ----------------------  -------------------  --------------------

Cost of revenues:
     Software product sales                             20,294                  13,993               52,222                26,371
     Online services and technology                      1,355                     280                2,221                   679
                                          ---------------------  ----------------------  -------------------  --------------------
          Total cost of revenues                        21,649                  14,273               54,443                27,050
                                          ---------------------  ----------------------  -------------------  --------------------
               Gross profit                             10,952                   5,017               19,622                 8,749
                                          ---------------------  ----------------------  -------------------  --------------------

Operating expenses:
     Sales and marketing                                10,772                   6,713               22,053                12,461
     Product development                                 4,762                   1,668                8,381                 2,971
     General and administrative                          4,131                   1,848                8,151                 2,991
     Stock option compensation                             795                     885                1,566                 1,755
     Merger and acquisition related costs
          including amortization of
          intangibles                                    2,238                      13                3,170                    17
                                          ---------------------  ----------------------  -------------------  --------------------
          Total operating expenses                      22,698                  11,127               43,321                20,195
                                          ---------------------  ----------------------  -------------------  --------------------
Loss from operations                                   (11,746)                 (6,110)             (23,699)              (11,446)

Interest expense                                           (79)                    (32)                (111)                  (67)

Interest and other income                                  238                     740                  479                 1,480
Provision for income taxes                                 (40)                      -                  (78)                    -
                                          ---------------------  ----------------------  -------------------  --------------------
Net loss                                               (11,627)                 (5,402)             (23,409)              (10,033)

Mandatorily redeemable convertible
  preferred stock accrued dividends                       (219)                      -                 (219)                    -
                                          ---------------------  ----------------------  -------------------  --------------------
Net loss attributable to
  common stockholders                     $            (11,846)  $              (5,402)  $          (23,628)  $           (10,033)
                                          =====================  ======================  ===================  ====================
Basic and diluted net loss per share
  attributable to common stockholders     $              (0.45)  $               (0.23)  $            (0.90)  $             (0.43)
                                          =====================  ======================  ===================  ====================
Weighted average shares - basic and
  diluted                                               26,305                  23,788               26,154                23,530
                                          =====================  ======================  ===================  ====================


              See notes to unaudited interim financial information.

                                 INTRAWARE, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               For the Six Months Ended
                                                                       ----------------------------------------
                                                                         August 31, 2000        August 31, 1999
                                                                       -------------------    -----------------
                                                                            (unaudited)          (unaudited)
Cash flows from operating activities:
  Net loss                                                             $       (23,409)       $     (10,033)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                               4,995                  652
     Amortization of unearned compensation                                       1,566                1,755
     Provision for doubtful accounts                                             1,150                   81
     Changes in assets and liabilities:
        Accounts receivable                                                      9,683               (6,507)
        Prepaid licenses and services                                              158                7,207
        Other current assets                                                       (86)                 457
        Other assets                                                               (92)                 250
        Accounts payable                                                       (33,376)              (5,817)
        Accrued expenses                                                          (728)               1,351
        Deferred revenue                                                         6,739                2,530
                                                                       ----------------       --------------
Net cash used in operating activities                                          (33,400)              (8,074)
                                                                       ----------------       --------------

Cash flows from investing activities:
     Purchase of property and equipment                                         (4,999)              (2,895)
     Cash from acquisition of Janus Technologies, Inc.                             187                    -
     Purchase of investments                                                    (9,535)                   -
     Proceeds from sales of investments                                         33,575              (46,976)
                                                                       ----------------       --------------
Net cash provided by (used in) investment activities                            19,228              (49,871)
                                                                       ----------------       --------------

Cash flows from financing activities:
     Payments on bank borrowings                                                 2,612                 (871)
     Proceeds from initial public offering                                           -               59,520
     Net proceeds from issuance of preferred stock and warrants                 24,935                    -
     Redemption of preferred stock                                              (7,920)                   -
     Proceeds from issuance of common stock                                      1,222                5,163
     Principal payments on capital lease obligations                              (531)                 (76)
                                                                       ----------------       --------------
Net cash provided by financing activities                                       20,318               63,736
                                                                       ----------------       --------------
Net increase in cash and cash equivalents                                        6,146                5,791
Cash and cash equivalents at beginning of period                                16,013                3,286
                                                                       ----------------       --------------
Cash and cash equivalents at end of period                             $        22,159        $       9,077
                                                                       ================       ==============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                               $           111        $          67
Supplemental non-cash activity:
  Property and equipment leases                                        $         4,958        $           2
  Prepaid maintenance leases                                           $           240        $           -
  Common Stock issued in conjunction with acquisition
     of Janus Technologies, Inc.                                       $        20,600        $           -



              See notes to unaudited interim financial information.

                                 INTRAWARE, INC.
                NOTES TO UNAUDITED INTERIM FINANCIAL INFORMATION

NOTE 1.  BASIS OF PRESENTATION

INTRAWARE

         The accompanying financial statements for the three months and six months ended August 31, 2000 and 1999 are unaudited and reflect all normal and recurring adjustments which are, in the opinion of the management of Intraware, Inc., necessary for fair presentation of the balance sheets, results of operations, and changes in cash flows for the periods presented.

         These financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and the Form 10-Q for the fiscal quarter ended May 31, 2000. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission (the "SEC"). The results of operations for the interim period ended August 31, 2000 are not necessarily indicative of results to be expected for the full year.

NOTE 2.  NET LOSS PER SHARE

         We compute net loss per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of common shares issuable upon the exercise of stock options and warrants and upon conversion of convertible preferred stock, are included in the diluted net loss per common share calculation to the extent these shares are dilutive. A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per common share follows:

                                                       For the Three Months Ended                For the Six Months Ended
                                                 ---------------------------------------  ---------------------------------------
                                                  August 31, 2000      August 31, 1999     August 31, 2000     August 31, 1999
                                                 -------------------  ------------------  ------------------  -------------------
                                                                    (in thousands, except per share amounts)
Numerator
     Net loss                                    $          (11,627)  $          (5,402)  $         (23,409)  $          (10,033)
     Mandatorily redeemable convertible
       preferred stock accruing dividend                       (219)                  -                (219)                   -
                                                 -------------------  ------------------  ------------------  -------------------
     Net loss attributable to common
       shareholders                              $          (11,846)  $          (5,402)  $         (23,628)  $          (10,033)
                                                 ===================  ==================  ==================  ===================

Denominator
     Weighted average shares                                 26,860              25,230              26,775               25,080
     Weighted average unvested common shares
       subject to repurchase                                   (555)             (1,442)               (621)              (1,550)
                                                 -------------------  ------------------  ------------------  -------------------
     Denominator for basic and diluted
       calculation                                           26,305              23,788              26,154               23,530
                                                 ===================  ==================  ==================  ===================
Basic and diluted net loss per share
  attributable to common stockholders            $            (0.45)  $           (0.23)  $           (0.90)  $            (0.43)
                                                 ===================  ==================  ==================  ===================

         The following table summarizes common stock equivalents that are not included in the denominator used in the diluted net loss per share available to common stockholders calculation above because to do so would be antidilutive for the periods indicated:


                                                       For the Three Months Ended                For the Six Months Ended
                                                  ------------------------------------     -----------------------------------
                                                  August 31, 2000      August 31, 1999     August 31, 2000     August 31, 1999
                                                  -----------------    ---------------     ---------------     ---------------
                                                                                (in thousands)
WEIGHTED AVERAGE EFFECT OF COMMON STOCK
     EQUIVALENTS:
Series A mandatorily redeemable convertible
  preferred stock                                              559                   -                 559                    -
Series B mandatorily redeemable convertible
  preferred stock                                               48                   -                  48                    -
Series C mandatorily redeemable convertible
  preferred stock                                              304                   -                 304                    -
Options to purchase common stock                             5,525               2,584               5,525                2,584
Warrants to purchase common stock                              347                   -                 347                    -
Weighted average unvested common shares
       subject to repurchase                                   555               1,442                 621                1,550
                                                  ----------------     ---------------     ---------------     ----------------
     Total                                                   7,338               4,026               7,404                4,134
                                                  ----------------     ---------------     ---------------     ----------------

         In our September 27, 2000 announcement of our results for the three-month period ended August 31, 2000, we erroneously announced our basic and diluted net loss per share for that period to be $(0.44). The correct basic and diluted net loss per share for that period is $(0.45). Our erroneous announcement on September 27, 2000 was due to our failure to include dividends paid to our preferred stockholders in our computation of the net loss attributable to common stockholders for the three months ending
August 31, 2000.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activity," which was subsequently amended by Statement No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities:
Deferral of Effective Date of FASB 133" and Statement No.138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging
Activities: an amendment of FASB Statement No. 133." SFAS 137 requires adoption of SFAS 133 in years beginning after June 15, 2000. SFAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. SFAS 133 will become effective for our first fiscal quarter of fiscal year 2002 and we do not expect adoption to have a material effect on our financial statements.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain aspects of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On March 24, 2000 and June 26, 2000, the SEC issued Staff Accounting Bulletin No. 101A and No. 101B, respectively, which extend the transition provisions of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999, which would be December 1, 2000 for us. We chose to adopt the provisions of SAB 101 early, beginning with the fiscal year ended February 29, 2000.

         In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees". This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.

NOTE 4.  CHANGES IN STOCKHOLDERS' EQUITY

         During the six months ended August 31, 2000, our mandatorily redeemable convertible preferred stock ("preferred stock") and stockholders' equity changed as follows (in thousands):

                                         Preferred Stock    *    Common Stock   Additional
                                        -----------------   *   ----------------   Paid-In
                                        Shares     Amount   *   Shares    Amount    Capital
                                        -------   --------  *   ------    ------  ---------
                                                            *
Balance at February 29, 2000                  -   $      -  *   25,993    $    3  $ 107,037
                                                            *
Exercise of stock options                     -          -  *      154         -        325
 Issuance of common stock for                               *
  employee stock purchase program             -          -  *       70         -        897
Issuance of common stock for Janus                          *
  Technologies, Inc. acquisition,                           *
  including deferred stock-based                            *
  compensation                                -          -  *    1,169         -     20,600
Issuance of preferred stock with                            *
  warrants, net of issuance costs                           *
  of $65                                      3     20,769  *        -         -      4,166
Redemption of Series B preferred stock       (1)    (7,920) *
Dividends for preferred                                     *
  stock                                       -          -  *        -         -       (219)
Accretion of convertible series A                           *
  preferred stock                             -        174  *        -         -       (174)
Deferred stock-based compensation                           *
  for options forfeited                       -          -  *        -         -       (492)
Amortization of unearned compensation         -          -  *        -         -          -
Unrealized investment gain                    -          -  *        -         -          -
Net loss                                      -          -  *        -         -          -
                                                            *
Other comprehensive income                                  *
                                        -------   --------  *   ------    ------  ---------
Balance at August 31, 2000                    2   $ 13,023  *   27,386    $    3  $ 132,140
                                        =======   ========  *   ======    ======  =========


                                         Accumulated
                                            Other
                                        Comprehensive      Unearned      Accumulated  Stockholders'    Comprehensive
                                          Gain (Loss)    Compensation      Deficit       Equity           Income
                                        -------------    ------------    -----------  -------------     ----------
Balance at February 29, 2000              $      (136)    $    (6,954)    $ (49,347)     $ 50,603

Exercise of stock options                          -               -             -           325
Issuance of common stock for
  employee stock purchase program                  -               -             -           897
Issuance of common stock for Janus
  Technologies, Inc. acquisition,
  including deferred stock-based
  compensation                                     -          (1,500)            -        19,100
Issuance of preferred stock with
  warrants, net of issuance costs
  of $65                                           -               -             -         4,166
Redemption of Series B preferred stock             -               -             -             -
Dividends for preferred stock                      -               -             -          (219)
Accretion of convertible series A
  preferred stock                                  -               -             -          (174)
Deferred stock-based compensation
  for options forfeited                            -             492             -             -
Amortization of unearned compensation              -           1,566             -         1,566
Unrealized investment gain                       138               -             -           138        $    138
Net loss                                           -               -       (23,409)      (23,409)        (23,409)
                                                                                                        ----------
Other comprehensive income                                                                              $(23,271)
                                                                                                        ==========
                                        -------------    ------------    -----------  -------------
Balance at August 31, 2000               $         2      $   (6,396)     $(72,756)      $52,993
                                        =============    ============    ===========  =============

NOTE 5.  ACQUISITION OF JANUS TECHNOLOGIES, INC.

         On July 12, 2000, we acquired substantially all of the assets and liabilities of Janus Technologies, Inc., in exchange for 1,169,000 shares of our common stock with an estimated fair value of $20.6 million. These financial statements include the results of Janus Technologies, Inc., since the date of acquisition.

         The Janus Technologies, Inc., acquisition has been accounted for as a purchase. The total purchase price of approximately $20.6 million was assigned, based on independent appraisal, to the fair value of the assets acquired, including $1.3 million of net tangible liabilities acquired, $12.0 million of identified intangible assets, and $1.5 million of unvested deferred stock-based compensation, with the excess purchase price of $8.4 million assigned to goodwill. Amortization of the intangible assets acquired and goodwill is computed using the straight-line method over the estimated useful life of the assets, two to five years.

         The following unaudited pro forma consolidated financial information reflects the results of operations for the six months ended August, 31, 2000 and 1999 as if the acquisition had occurred on March 1, 2000 and 1999, respectively, and after giving effect to purchase accounting adjustments. The pro forma net loss includes $3.8 million for stock option compensation and merger and acquisition related costs including amortization of intangibles for both periods presented. These pro forma results have been prepared for comparative purposes only and do not purport to indicate what operating results would have been had the acquisition actually taken place on March 1, 2000 and 1999 and may not be indicative of future operating results.

                                                       Six months ended August 31,
                                            -------------------------------------------------
                                                    2000                      1999
                                            ---------------------  --------------------------
                                                 (in thousands, except per share amounts)
Pro forma revenue                           $             75,148   $                  37,459

Pro forma net loss                                        27,566                      14,600

Pro forma basic and diluted (loss) per
share                                       $              (1.05)  $                   (0.62)

NOTE 6.  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

         On June 30, 2000 we completed a preferred stock financing with institutional investors. Through the issuance of preferred stock, we raised $25,000,000.

         We issued three classes of preferred stock in connection with this financing: 834 shares of Series A preferred stock for $8.34 million, 833 shares of Series B preferred stock for $8.33 million, and 833 shares of Series C preferred stock for $8.33 million. All of the preferred stock is convertible into our common stock. The preferred stock has a term of two years, after which it must either be converted into common stock or redeemed, at our option.

          The conversion prices for the three series of preferred stock were set during three 20-trading day pricing periods, which occurred between July 5 and September 5, 2000. The transaction was structured so that, if at any time during a pricing period the average closing bid price of our common stock fell below $12.50 per share, that pricing period would terminate. Upon termination of a pricing period, we would be required to redeem approximately 41.7 shares of the preferred stock we had issued, and repay approximately $416,800 to the preferred stockholders, for each trading day that the pricing period had been shortened due to the early termination. The conversion price for each respective series of preferred stock may be adjusted downward, and the number of shares of common stock into which that preferred stock is convertible may increase proportionally, to the extent the average closing bid price of our common stock during the 20 trading days before June 30, 2002 is lower than the current conversion price for each respective series of preferred stock, and in certain other circumstances which are described more fully in the Form 8-K that we filed with the SEC on July 3, 2000.

         In addition, we are required to make quarterly dividend payments on the preferred stock, at an annual rate of 9%. The dividends are payable in cash or registered common stock. We also issued warrants to purchase up to 346,967 shares of common stock at an exercise price of $12.68 in connection with the financing. That exercise price may be adjusted downward in certain circumstances which are described in the Form 8-K that we filed with the SEC on July 3, 2000.

         In accordance with the pricing structure noted above, we redeemed substantially all of the Series B preferred stock and repaid approximately $7.9 million to the preferred stockholders on August 17, 2000.

         At August 31, 2000, the conversion price of the Series A preferred stock into common stock was $14.91 per share, which would allow that series of preferred stock to be converted into 559,355 shares of common stock. The conversion price of the Series B preferred stock into common stock was $8.51 per share at August 31, 2000, which would allow that series of preferred stock to be converted into 48,164 shares of common stock. The conversion price of the Series C preferred stock into common stock was approximately $27.40 per share at August 31, 2000, which would allow that series of preferred stock to be converted into approximately 303,976 shares of common stock. This initial conversion price for the Series C preferred stock would adjust to equal 120% of the average closing bid price during the Series C pricing period scheduled to begin on September 5, 2000.

         Subsequent to August 31, 2000 and in accordance with the pricing structure noted above, we redeemed substantially all of the of the Series C preferred stock and repaid approximately $7.9 million to the preferred stockholders due to the early termination of the Series C pricing period on September 5, 2000. Based on the average closing bid price during the Series C pricing period, the conversion price of the Series C preferred stock into common stock became $14.63 per share, which would allow that series of preferred stock to be converted into 28,034 shares of common stock.

NOTE 7.  NON-MONETARY TRANSACTION

         During the quarter ended August 31, 2000 we entered into a non-monetary exchange transaction for software with a related party, Commerce One, Inc. Mark Hoffman, the Chairman and Chief Executive Officer of Commerce One, is also the Chairman of our Board of Directors. We recorded revenue that had an estimated fair value of approximately $1.2 million. The software licenses received in this exchange are being deployed for internal use and will be capitalized and amortized over their useful life.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements regarding our future cash and liquidity position, the extent and timing of future revenues and expenses and customer demand, the deployment of our products, and our reliance on third parties. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those discussed in "Risk Factors" below and elsewhere in this quarterly report on Form 10-Q.

INTRAWARE OVERVIEW

         Intraware, Inc. was incorporated in Delaware on August 14, 1996. We are a leading provider of information technology management solutions. Our services allow information technology professionals to manage the business software life cycle from their web browsers--starting with research and evaluation, through purchase, training, and deployment, to updates and asset management. We provide objective technical research; in-depth software analysis; an extensive selection of software, training, and resources; and a comprehensive software delivery, deployment, update, and asset management system.

         Software product revenue results from the licensing of third party software products to customers and is recognized when there is evidence of an arrangement for a fixed and determinable fee that is probable of collection and the software is available for customer download through our web site. Software maintenance revenue results from the sale of third-party software maintenance agreements and is recognized ratably over the service period.

         Online services and technology revenue results primarily from three types of arrangements. First, it results from the licensing of Intraware's proprietary software products to companies that use those products to provide web-based services to their customers or that use the products internally; such revenue is recognized when there is evidence of an arrangement for a fixed and determinable fee that is probable of collection and the software is available for customer download through our web site. Second, it results from software maintenance outsourcing arrangements with third-party software vendors delivered through INTRAWARE DELIVERY (formerly SUBSCRIBNET), and from various fee-based subscription research and evaluation services that we offer; such revenues are generally recognized ratably over the service period. Third, it results from professional services from proprietary software integration and data conversion; such revenues are generally recognized as services are performed.

         We have a limited operating history upon which investors may evaluate our business and prospects. Since inception, we have incurred significant losses, and, as of August 31, 2000, had an accumulated deficit of approximately $72.8 million. We intend to expend significant financial and management resources on the development of additional services, sales and marketing, technology and operations to support larger-scale operations and greater service offerings. As a result, we expect to incur additional losses and continued negative cash flow from operations for the foreseeable future. There can be no assurance that our sales will increase or continue at their current level. There also can be no assurances that we will achieve or maintain profitability or generate cash from operations in future periods. Our future must be considered in light of the risks frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as e-commerce which have negative cash flow and working capital constraints. To address these risks, we must, among other things, maintain sufficient liquidity to effectively manage our working capital and fund our operations, continue to improve existing products and services, develop and acquire new products and services, maintain existing and develop new relationships with software publishers, implement and successfully execute our business and marketing strategy, continue to develop and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing those risks and the failure to do so would have a material adverse effect on our business, financial condition and results of operations. Our current and future expense levels are based largely on our planned operations and estimates of future sales and collections. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. Collections often depend on customers' internal financial conditions and on their satisfaction with third-party software we have licensed to them, both of which are difficult for us to control. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue or collections shortfall. Accordingly, any significant shortfall in sales or collections would have an immediate adverse effect on our business, financial condition and results of operations. In view of the rapidly evolving nature of our business and our limited operating history, we are unable to accurately forecast our sales or collections and believe that period-to-period comparisons of our operating results and days sales outstanding (DSO's) are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

TOTAL REVENUE

         Revenue for the three months ended August 31, 2000 was $32.6 million, which represents a 69.0% increase over revenue for the three months ended August 31, 1999 of $19.3 million. In addition, for the three months ended August 31, 2000, product revenue accounted for $26.1 million or 80.1% of revenue, while online service and technology revenue accounted for $6.5 million or 19.9% of revenue. For the three months ended August 31, 1999, product revenue accounted for $16.3 million or 84.5% of revenue, while online service and technology revenue accounted for $3.0 million or 15.5% of revenue.

         Revenue for the six months ended August 31, 2000 was $74.1 million, which represents a 106.9% increase over revenue for the six months ended August 31, 1999 of $35.8 million. In addition, for the six months ended August 31, 2000, product revenue accounted for $62.6 million or 84.5% of revenue, while online service and technology revenue accounted for $11.5 million or 15.5% of revenue. For the six months ended August 31, 1999, product revenue accounted for $30.3 million or 84.6% of revenue, while online service and technology revenue accounted for $5.5 million or 15.4% of revenue.

         While revenue for the three-month and six-month periods ended August 31, 2000 grew substantially over the corresponding year-earlier periods, revenue for the three-month period ended August 31, 2000 declined by 21% from the preceding three-month period ended May 31, 2000. Revenue growth over the prior-year periods was due to our expanding vendor base, experienced sales force and increasing customer demand for products and services. The decline in revenue from the preceding three-month period was due to our increased focus on selling our proprietary products and services, which tend to generate lower total revenue but higher gross margins than our sales of third-party software.

COST OF REVENUES

         Total cost of revenues increased to $21.6 million for the three months ended August 31, 2000 from $14.3 million for the three months ended August 31, 1999. Our gross margin increased to 33.6% for the three months ended August 31, 2000 from 26.0% for the three months ended August 31, 1999.

         Total cost of revenues increased to $54.4 million for the six months ended August 31, 2000 from $27.1 million for the six months ended August 31, 1999. Our gross margin increased to 26.5% for the six months ended August 31, 2000 from 24.4% for the six months ended August 31, 1999.

         Costs of revenue primarily consists of the cost of third-party products sold, content development and acquisition, Internet connectivity and allocated overhead charges. We purchase third-party products at a discount to the third-party's established list prices according to standard reseller terms. The increase in the cost of revenue dollars was primarily due to higher product and service sales. The margin percentage increase primarily reflects our focus on the sale of our own services and technology, and also reflects our focus on higher-margin sales of third-party software.

SALES AND MARKETING EXPENSES

         For the three months ended August 31, 2000, sales and marketing expenses were $10.8 million or 33.0% of revenue, an increase from $6.7 million or 34.8% of revenue for the three months ended August 31, 1999.

         For the six months ended August 31, 2000, sales and marketing expenses were $22.1 million or 29.8% of revenue, an increase from $12.5 million or 34.8% of revenue for the six months ended August 31, 1999.

         Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, promotional materials and trade show expenses. The increase is primarily the result of additional advertising and marketing expenditures and the addition of personnel and external sales offices. A significant part of those increased expenses stems from our acquisition of Janus Technologies, Inc. We plan to continue investing in sales and marketing, and continue developing strategic relationships to sell our products and services directly to our customer base as well as through our growing network of distributor relationships. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

PRODUCT DEVELOPMENT EXPENSES

         For the three months ended August 31, 2000, product development expenses were $4.8 million or 14.6% of revenue, an increase from $1.7 million or 8.6% of revenue for the three months ended August 31, 1999.

         For the six months ended August 31, 2000, product development expenses were $8.4 million or 11.3% of revenue, an increase from $3.0 million or 8.3% of revenue for the six months ended August 31, 1999.

         Product development expenses primarily consist of personnel, consulting and equipment depreciation expenses. Costs related to research, design and development of products and services have also been charged to product development expense as incurred. The increase was primarily due to the integration of Janus Technologies, Inc. and the associated growth of our development team in Pittsburgh, Pennsylvania. We believe significant investments in product development and technological infrastructure are essential to our future success and expect that the amount of product development expenses will increase in future periods. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

GENERAL AND ADMINISTRATIVE EXPENSES

         For the three months ended August 31, 2000, general and administrative expenses were $4.1 million or 12.7% of revenue, an increase from $1.9 million or 9.6% of revenue for the three months ended August 31, 1999.

         For the six months ended August 31, 2000, general and administrative expenses were $8.2 million or 11.0% of revenue, an increase from $3.0 million or 8.4% of revenue for the six months ended August 31, 1999.

         General and administrative expenses consist primarily of compensation for administrative and executive personnel, facility costs and fees for professional services. A significant part of our increased general and administrative expenses in the three months ended August 31, 2000, stems from our acquisition of Janus Technologies, Inc. Also included in general and administrative expenses is bad debt expense of $516,000 and $1.1 million for the three and six month periods ended August 31, 2000, respectively, which is a result of our continued focus on and assessment of the collectibility of outstanding accounts receivable. We expect general and administrative expenses to remain at or near these levels for the next few quarters. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

STOCK-BASED COMPENSATION

         For the three months ended August 31, 2000, stock-based compensation expenses were $795,000 or 2.4% of revenue, a decrease from $885,000 or 4.6% of revenue for the three months ended August 31, 1999.

         For the six months ended August 31, 2000, stock-based compensation expenses were $1.6 million or 2.1% of revenue, a decrease from $1.8 million or 4.9% of revenue for the six months ended August 31, 1999.

         Stock compensation expense is an ongoing charge through April 2005 that is related to employee stock options granted to our employees before we became a public company, as well as to unvested employee stock options granted by non-public companies we have acquired.

AMORTIZATION OF INTANGIBLES

         For the three months ended August 31, 2000, merger and acquisition related costs including amortization of intangibles were $2.2 million or 6.9% of revenue, an increase from $13,000 or 0.1% of revenue for the three months ended August 31, 1999.

         For the six months ended August 31, 2000, merger and acquisition related costs including amortization of intangibles were $3.2 million or 4.3% of revenue, an increase from $17,000 or 0.1% of revenue for the six months ended August 31, 1999.

         Merger and acquisition related costs including amortization of intangibles is a charge related to our acquisitions of BITSource, Inc., Internet Image, Inc., and Janus Technologies, Inc. This expense is an ongoing charge through June 2005.

INTEREST EXPENSE

         For the three months ended August 31, 2000, interest expenses were $79,000 or 0.2% of revenue, an increase from $32,000 or 0.2% of revenue for the three months ended August 31, 1999.

         For the six months ended August 31, 2000, interest expenses were $111,000 or 0.1% of revenue, an increase from $67,000 or 0.2% of revenue for the six months ended August 31, 1999.

         Interest expense relates to obligations under capital leases and borrowings on a bank line. The increase in interest expense is primarily the result of increased borrowings on a bank line of credit as well as new lease agreements.

INTEREST AND OTHER INCOME, NET

         For the three months ended August 31, 2000, interest and other income, net were $238,000 or 0.7% of revenue, a decrease from $740,000 or 3.8% of revenue for the three months ended August 31, 1999.

         For the six months ended August 31, 2000, interest and other income, net were $479,000 or 0.6% of revenue, a decrease from $1.5 million or 4.1% of revenue for the six months ended August 31, 1999.

         The decrease in interest income is primarily the result of a reduction in our invested cash so that we could use that cash in our operations.

INCOME TAXES

         From inception through August 31, 2000, we incurred net losses for federal and state tax purposes. We have recognized approximately $78,000 of state income taxes for the six months ended August 31, 2000. There were no state or federal taxes recognized for the six months ended August 31, 1999. As of August 31, 2000, Intraware had approximately $42 million of federal and $26 million of state net operating loss carryforwards available to offset future taxable income which expire in varying amounts between 2005 and 2012. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, we have recorded a 100% valuation allowance against our deferred tax asset. Furthermore, as a result of changes in our equity ownership from our convertible preferred stock financing and our initial public offering, utilization of the net operating losses and tax credits is subject to substantial annual limitations. This is due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

LIQUIDITY AND CAPITAL RESOURCES

         As of August 31, 2000, we had approximately $22.2 million of cash and cash equivalents and $7.0 million in short-term marketable securities. On September 6, 2000, we repaid $7.9 million to our preferred stockholders in connection with our redemption of substantially all of the Series C preferred stock. For additional information on this redemption and on our convertible preferred stock financing, please see "Note 4. Convertible Preferred Stock" under "Notes to Unaudited Interim Financial Information," as well as our Form 8-K filed with the SEC on July 3, 2000.

         Our principal cash commitments consist of obligations outstanding under bank credit lines, capital and operating leases, accounts payable and accrued expenses. Although we have no material commitments for capital expenditures, we anticipate an increase in the rate of capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.

         We believe we have adequate resources for working capital and capital expenditures for at least 12 months from the date of this report. This forecast is based on certain assumptions regarding our operations over the next 12 months. Those assumptions concern the future performance of and our ability to manage our business in several areas, including but not limited to our working capital, especially the timeliness of collections of our accounts receivable; our online services and technology revenue; our software product revenue; our gross margins on both of those lines of revenue; and our operating expenses. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. Factors that could cause actual results to differ materially from that forecast include our failure to negotiate sufficiently favorable payment terms or to collect receivables in a sufficiently timely manner, lack of sufficient demand for our products and services to maintain adequate online services and technology revenue growth and adequate gross margins on that revenue, lack of sufficient demand for our third-party vendors' software to maintain adequate software product revenue growth or gross margins on that revenue, failure to meet contractual or internal product or service delivery deadlines or quality standards in a timely fashion, and the factors described in the section titled "Risk Factors" below. The above assumptions will also prove to be incorrect if we need to significantly expand our operations, substantially increase investment in product development, or acquire complementary businesses or technologies, in order to respond to competitive pressures. Any of the factors in the preceding sentence will require us to raise additional capital.

         We intend to seek additional capital financing. If any of our assumptions underlying our forecast in the first sentence of the preceding paragraph proves incorrect, and we cannot raise additional funds in a timely manner, we will be required to implement contingency plans involving substantial reduction of our expenses or our expense growth. A failure to raise additional capital on reasonable terms or the implementation of our contingency plans would have a material adverse effect on our business and prospects for growth.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activity," which was subsequently amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of FASB 133" and Statement No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB Statement No. 133." SFAS 137 requires adoption of SFAS 133 in years beginning after June 15, 2000. SFAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. SFAS 133 will become effective for our first fiscal quarter of fiscal year 2002 and we do not expect adoption to have a material effect on our financial statements.

         In December 1999, the SEC issued SAB 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain aspects of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On March 24, 2000 and June 26, 2000, the SEC issued Staff Accounting Bulletin No. 101A and No. 101B, respectively, which extend the transition provisions of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999, which would be December 1, 2000 for us. We chose to adopt the provisions of SAB 101 early beginning with the fiscal year ended February 29, 2000.

         In March 2000, the FASB issued FIN 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25, "Accounting for Stock Issued to Employees". This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.

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

WE HAVE NEGATIVE CASH FLOW AND MAY NOT HAVE SUFFICIENT CASH TO EFFECTIVELY MANAGE OUR WORKING CAPITAL REQUIREMENTS AND FUND OUR OPERATIONS FOR THE PERIOD REQUIRED TO ACHIEVE PROFITABILITY

         We have limited cash and credit available, and may be unable to raise additional financing or establish additional lines of credit. As of August 31, 2000, we had approximately $22.2 million of cash and cash equivalents and $7.0 million in short-term marketable securities, before our repayment of $7.9 million to our preferred stockholders in September 2000. As of August 31, 2000, our available credit under existing lines of credit was $1.7 million. There can be no assurance that we will be able to achieve the revenue and gross margin objectives necessary to achieve profitability without either obtaining additional financing or substantially reducing our expenses or our expense growth. Any substantial reduction in our expenses or expense growth could impair our future revenue growth by cutting product development, sales, marketing and/or support resources. Any such impairment of revenue growth could slow or prevent our transition to profitability and have a material adverse effect on our business.

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND WE MAY NOT EVER BECOME PROFITABLE.

         We have not achieved profitability, expect to incur net losses in the foreseeable future and may not ever become profitable in the future. We incurred net losses of $28.0 million for the year ended February 29, 2000, $15.0 million for the year ended February 28, 1999, $6.0 million for the year ended February 28, 1998 and $1.5 million for the period from August 14, 1996 through February 28, 1997. In addition, we incurred net losses of $11.6 million and $23.4 million for the three months and six months ended August 31, 2000, respectively. As of August 31, 2000, we had an accumulated deficit of approximately $72.8 million. Net losses have increased for most of our quarters since inception and we cannot assure you this trend will not continue. We expect to continue to increase our sales and marketing, product development and administrative expenses. As a result we will need to generate significant additional revenues to achieve and maintain profitability.

         We were founded in August 1996 and are an early stage company. We have a limited operating history and an evolving business model that make it difficult to forecast our future operating results. Although our revenues have grown in most of our recent quarters, we cannot be certain that such growth will continue or that we will achieve sufficient revenues for profitability. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis. For more detailed information regarding our operating results and financial condition, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE ARE SUBSTANTIALLY DEPENDENT ON THE SUN/NETSCAPE ALLIANCE AND THE TERMINATION OF THIS RELATIONSHIP WOULD HAVE A SUBSTANTIAL, IMMEDIATE ADVERSE EFFECT ON OUR BUSINESS.

         For the three months ended August 31, 2000, we generated approximately 84.3% of our software product revenues from the sale of the Sun/Netscape Alliance's iPlanet software, and approximately 37.7% of our online service revenues from the outsourcing of INTRAWARE DELIVERY services to the Sun/Netscape Alliance. As a result, transactions with the Sun/Netscape Alliance and the sale of iPlanet products accounted for approximately 67.5% of our total revenues in the three months ended August 31, 2000. Our agreement for resale of iPlanet products will expire on October 31, 2000, and we cannot assure you that the term of that agreement will be extended or that a replacement agreement will be executed. If the existing agreement for resale of iPlanet products were not extended or replaced, or the Sun/Netscape Alliance otherwise limited or discontinued selling its software through us, our business would be materially adversely affected.

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

THE LOSS OF ONE OR MORE OF OUR KEY CUSTOMERS COULD ADVERSELY AFFECT OUR
REVENUES.

         We believe that a substantial amount of revenue from software product sales in any given future period may come from a relatively small number of customers. If one or more major customers were to substantially cut back software purchases or stop using our products or services, our operating results could be materially adversely affected. We do not have long-term contractual relationships with most of these customers because they purchase software on a transaction by transaction basis. As a result, we cannot assure you that any of our customers who purchase software through us will purchase from us in future periods.

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS BECAUSE OF MANY FACTORS AND ANY OF THESE COULD ADVERSELY AFFECT OUR STOCK PRICE.

         We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors and as a result, the price of our common stock will fall. Our operating results have varied widely in the past, and we expect that they will continue to vary significantly from quarter to quarter due to a number of risk factors, including:

         - demand for our online services and technology and the products of our software vendors;

         - the timing of sales of our online services and technology and the products of our software vendors;

         - aggressive cost management in the sales, marketing, product development and support areas;

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

         While we have recently experienced increasing gross margins on revenues derived from software product sales, there can be no assurance that such increases will continue. Also, as we have shifted a larger proportion of our sales and marketing resources toward our more recently introduced online services, such as INTRAWARE DEPLOYMENT, INTRAWARE E-LEARNING, and INTRAWARE ASSET MANAGEMENT, we have experienced and may continue to experience one or more quarters of reduced software product sales. Any shortfall in our revenues would directly adversely affect our operating income or loss, and these fluctuations could affect the market price of our common stock.

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

OUR NEWLY INTRODUCED ONLINE SERVICES AND TECHNOLOGY MAY NOT BE ABLE TO GENERATE ANTICIPATED REVENUES.

         We have only recently started selling a number of online services such as INTRAWARE DEPLOYMENT, INTRAWARE VOLUME LICENSING, INTRAWARE E-LEARNING and INTRAWARE ASSET MANAGEMENT. We cannot assure you that these online services and products will result in additional customers and customer loyalty, significant additional revenues or improved operating margins in future periods. Additionally, we cannot assure you that software vendors will continue to find it strategically or economically justifiable for us to deliver the INTRAWARE DELIVERY service to their customers.

         We had no significant online services revenues until the quarter ended November 30, 1998, and for the three months ended August 31, 2000, revenues from online services and technology totaled only $6.5 million, which constituted 19.9% of our total revenues for that period. These online services are not only important to improving our operating results but also to continuing to attract and retain both our software vendor and corporate information technology professional customers, and in differentiating our online service offerings from those of our competitors.

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

         Our current competitors include a number of companies offering one or more solutions for the researching, evaluation, purchase, deployment, maintenance and management of, and training on, business software. Because there are relatively low barriers to entry in the software and Internet services markets, we expect additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a significant adverse effect on our business and results of operations.

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

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS IN RECENT PERIODS AND OUR ABILITY TO MANAGE THIS GROWTH WILL AFFECT OUR BUSINESS.

         Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased, and plan to continue to increase, the scope of our operations. These expansion efforts could be expensive and put a strain on management, and if we do not manage growth properly, it could adversely affect our business. Our headcount has grown and will continue to grow substantially. In particular, we will need to expand our technology infrastructure, which will include making certain key employee hires in product development. These hires historically have been difficult and we can not assure you that we will be able to successfully attract and retain a sufficient number of qualified personnel.

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

WE MAY NOT BE ABLE TO FUND THE HIRING AND RETENTION OF SALES, MARKETING AND SUPPORT PERSONNEL THAT WE NEED TO SUCCEED.

         If we lack the funds to hire and retain sufficient numbers of sales, marketing and support personnel, our business and results of operations would be adversely affected. Competition for qualified sales and marketing and support personnel is intense, and we might not be able to hire and retain sufficient numbers of qualified sales and marketing and support personnel. We need to substantially expand our sales operations and marketing efforts, both domestically and internationally, in order to increase market awareness and sales of the products and services we offer. These products and services require a sophisticated sales effort targeted at several people within the information technology departments of our prospective customers. If we are unable to fund the hiring and retention of a sufficient number of qualified sales and marketing personnel, our business and growth prospects will be materially adversely affected.

         We currently have a small customer service and support organization and will need to increase our staff to support new customers and the expanding needs of existing customers. Hiring customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the Internet. Because of our financial constraints and the limited availability of such personnel, we cannot assure you that we will be able to hire and retain sufficient numbers of qualified customer service and support personnel.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

         Our future success depends upon the continued service of our executive officers and other key technology, sales, marketing and support personnel and most of our officers and key employees are not bound by an employment agreement for any specific term. If we lost the services of one or more of our key employees, or if one or more of our executive officers or employees decided to join a competitor or otherwise compete directly or indirectly with us, this could have a significant adverse effect on our business. In particular, the services of Peter Jackson, Chief Executive Officer, Paul Martinelli, Chief Technology Officer, James Brentano, Executive Vice President of Technology, Mark Long, Executive Vice President of Strategic Development, Don Freed, Executive Vice President and Chief Financial Officer, and Frost Prioleau, Executive Vice President for Products and Services, would be difficult to replace.

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

         Litigation regarding intellectual property rights is common in the Internet and software industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. There can be no assurance that our services do not infringe the intellectual property rights of third parties.

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

         - failure to comply with financial covenants regarding cash balances and cash burn rates; or

         - failure to have a registration statement relating to the series A, B and C preferred shares and related warrants filed with the SEC on or before November 10, 2000 and effective by January 10, 2001, or after being declared effective, the unavailability of the registration statement to cover the resale of the shares of common stock underlying such securities.

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

A DISASTER COULD SEVERELY DAMAGE OUR OPERATIONS.

         We do not have a complete disaster recovery plan in effect and do not have fully redundant systems for our service at an alternate site. A disaster could severely damage our business and results of operations because our service could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems, all of which are located in our offices in Orinda, California and at an offsite location managed by a third party in Santa Clara, California. Orinda and Santa Clara exist on or near known earthquake fault zones. Although the outside facility, which hosts our primary web and database servers, is designed to be fault tolerant, the system is vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. Although we maintain insurance against fires, floods, earthquakes and general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

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

         Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. It appears that additional laws and regulations regarding protection of privacy on the Internet will be adopted at the state and federal levels in the United States. The European Union has enacted its own data protection and privacy directive, which required all 15 European Union Member States to implement laws relating to the processing and transmission of personal data by October 25, 1998. We must comply with these new regulations in both Europe and the United States, as well as any other regulations adopted by other countries where we may do business. We must also comply with U.S. export controls on software generally and encryption technology in particular. The growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. Compliance with any newly adopted laws may prove difficult for us and may negatively affect our business.

YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS BECAUSE THEY ARE INHERENTLY UNCERTAIN.

         You should not rely on forward-looking statements in this quarterly report. This quarterly report also contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere in this quarterly report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issue or issuer. At August 31, 2000 $22.2 million of our cash, cash equivalents and investment portfolio carried maturity dates of less than 90 days, $7.0 million carried maturity dates of less than one year. We have the ability to hold the portfolio to maturity, if deemed necessary. The effect of changes in interest rates of +/- 10% over a six-month horizon would not have a material effect on the fair market value of the portfolio.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 25, 1999, we commenced our initial public offering of 4,600,000 shares of common stock, including 600,000 shares subject to an overallotment option on our behalf and on behalf of certain selling stockholders. The managing underwriters of the public offering were Credit Suisse First Boston Corporation, BancBoston Robertson Stephens Inc., and Hambrecht & Quist LLC.

         The 4,350,000 shares registered on our behalf and 250,000 shares registered on the behalf of certain selling stockholders were sold at a price per share of $16.00. The aggregate-offering price of the shares we offered was $69,600,000, less underwriting discounts and commissions of $4,872,000 and expenses of approximately $1,300,000. The proceeds were used for general corporate purposes, principally working capital, capital expenditures, potential acquisitions and additional sales and marketing efforts. From the closing of the offering through the three months ended August 31, 2000, we used all net cash from the offering.

         On June 30, 2000, we issued 834 shares of Series A preferred stock, 833 shares of Series B preferred stock and 833 shares of Series C preferred stock to certain institutional investors in return for $25,000,000. On the same date, we also issued to those investors warrants to purchase a number of shares of our common stock that was indeterminable at that date. In issuing the preferred stock and the warrants, we relied on the exemption provided by Section 4(2) of the Securities Act based on the limited number of investors and on representations of such investors. Pursuant to the terms of the preferred stock, we subsequently redeemed 791 shares of each of the Series B and Series C preferred stock for a total of approximately $15.8 million. After that redemption, the number of common stock shares for which the warrants are exercisable was set at 346,967 shares. Please see Note 6 of Notes to Unaudited Interim Financial Information for a description of the conversion and dividend provisions of the preferred stock and the exercise terms of the warrants.

         On July 12, 2000, we issued approximately 1,400,000 shares of our common stock to complete the acquisition of Janus Technologies, Inc. The shares of common stock were issued to the stockholders of Janus Technologies, Inc. We relied on the exemption provided by Regulation D issued pursuant to the Securities Act. Our reliance on this exemption was based on the limited number or stockholders of Janus Technologies, Inc. and representations of Janus Technologies, Inc. and of the stockholders of Janus Technologies, Inc. as to the accredited nature of those stockholders.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits


   EXHIBIT
   NUMBER
-------------
    2.1***      Agreement and Plan of Reorganization, dated as of June 9,
                2000, by and among Intraware, Inc., Steelers Acquisition
                Corp., Janus Technologies, Inc. and the Shareholders named therein.
    3.1*        Certificate of Incorporation of Intraware, Inc.
    3.2**       The Series A Certificate of Designations, Preferences and Rights.
    3.3**       The Series B Certificate of Designations, Preferences and Rights.
    3.4**       The Series C Certificate of Designations, Preferences and Rights.
    3.5         Amended and Restated Bylaws of Intraware, Inc.
    4.1**       Form of Warrant issued in connection with the sale of Series A,
                B and C Preferred Stock.
   10.1**       Securities Purchase Agreement dated as of June 29, 2000 among
                Intraware, Inc. and the buyers of the Series A, B and C
                Preferred Stock.
   10.2**       Registration Rights Agreement dated as of June 29, 2000 among
                Intraware, Inc. and the buyers of the Series A, B and C
                Preferred Stock.
   10.3***      Registration Rights and Lock-Up Agreement dated as of June 9,
                2000 among Intraware, Inc. and the Shareholders of Janus
                Technologies, Inc.
   27.1         Financial Data Schedules.

-------------------

* Incorporated by reference to Intraware's Registration Statement on Form S-1 (File No. 333-69261) declared effective on February 25, 1999.

** Incorporated by reference to exhibits filed with Registrant's Form 8-K as filed with the Securities and Exchange Commission on July 3, 2000.

*** Incorporated by reference to exhibits filed with Registrant's Form 8-K (File No. 000-25249) as filed with the Securities and Exchange Commission on July 27, 2000.

         b)       Reports on Form 8-K

         On July 3, 2000, we filed a Form 8-K dated June 29, 2000 reporting under Item 5 - Other Events, the issuance of our Series A, B and C Preferred Stock. In addition, on July 27, 2000, we filed a Form 8-K dated June 9, 2000 reporting under Item 2 Acquisition or Disposition of Assets, the Acquisition of Janus Technologies, Inc., in exchange for approximately 1,400,000 shares of our common stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INTRAWARE, INC.

Dated: October 16, 2000                By: /s/ Donald M. Freed
                                          -------------------------------------
                                          Donald M. Freed
                                          EXECUTIVE VICE PRESIDENT AND
                                          CHIEF FINANCIAL OFFICER