Form 10-K/A
period 2000-02-29
INTRAWARE INC
filed 2000-11-09
CIK 1025134

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                AMENDMENT NO. 1
                                      TO
                                  FORM 10-K/A

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

                          2000 POWELL STREET, SUITE 140
                              EMERYVILLE, CA 94608
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

    At April 30, 2000 registrant had outstanding 26,051,042 shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PORTIONS AMENDED

The Registrant hereby amends Item 14(a)(2) contained in the Registrant's Report on Form 10-K for the fiscal year ended February 29, 2000 to provide an opinion by PricewaterhouseCoopers LLP independent auditors to the Financial Statement Schedules, Schedule II - Valuation and Qualifying Accounts, as set forth below. Except as set forth in Item 14(a)(2) below, no other changes are made to the Registrant's Report on Form 10-K for the fiscal year ended February 29, 2000.

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

     REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and
Stockholders of Intraware, Inc:



Our audits of the financial statements referred to in our report dated May 15, 2000 appearing in the Annual Report on Form 10-K of Intraware, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, CA
May 15, 2000

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 2000.

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