Form 10-Q
period 2000-11-30
INTRAWARE INC
filed 2001-01-16
CIK 1025134

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

        /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                          ---- EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

       /-/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                  Yes  X            No

        As of January 5, 2001 there were 27,565,399 shares of the registrant's Common Stock outstanding.

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION.................................................................................  1


ITEM 1.        FINANCIAL STATEMENTS..........................................................................  1

               BALANCE SHEETS................................................................................  1

               STATEMENTS OF OPERATIONS......................................................................  2

               STATEMENTS OF CASH FLOWS......................................................................  3

               NOTES TO UNAUDITED INTERIM FINANCIAL INFORMATION..............................................  4

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS........ 10

               RISK FACTORS.................................................................................. 17

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................... 25

PART II OTHER INFORMATION.................................................................................... 25


ITEM 1.        LEGAL PROCEEDINGS............................................................................. 25

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS..................................................... 25

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES............................................................... 25

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS......................................... 25

ITEM 5.        OTHER INFORMATION............................................................................. 26

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.............................................................. 26

               SIGNATURES.................................................................................... 27

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 INTRAWARE, INC.
                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                       November 30, 2000  February 29, 2000
                                                                       -----------------  -----------------
                                                                           (unaudited)       (audited)
ASSETS
Current assets:
   Cash and cash equivalents                                                $  15,123         $  16,013
   Short-term investments                                                       5,057            11,046
   Accounts receivable, net                                                    22,304            35,381
   Prepaid licenses, services, and cost of deferred revenue                    19,961            21,006
   Other current assets                                                         3,871             2,477
                                                                            ---------         ---------
      Total current assets                                                     66,316            85,923
Long-term investments                                                            --              19,826
Long-term cost of deferred revenue                                              7,699             7,500
Property and equipment, net                                                    21,800             8,411
Intangible assets, net                                                         23,857             9,050
Other assets                                                                      468               402
                                                                            ---------         ---------
                Total assets                                                $ 120,140           131,112
                                                                            =========         =========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
  STOCK & STOCKHOLDERS' EQUITY
Current liabilities:
   Bank borrowings                                                          $   3,261         $     500
   Accounts payable                                                            21,062            43,436
   Accrued expenses                                                             3,986             4,489
   Deferred revenue                                                            26,566            23,550
   Short-term obligations                                                       2,779               384
                                                                            ---------         ---------
      Total current liabilities                                                57,654            72,359
Long-term deferred revenue                                                     11,103             7,751
Other long term obligations                                                     4,084               399
                                                                            ---------         ---------
                Total liabilities                                              72,841            80,509
                                                                            ---------         ---------
Commitments and contingencies
Mandatorily redeemable convertible preferred stock,
   10,000,000 shares authorized, $.0001 par value;
   916 and zero shares issued and outstanding at November 30,
   2000 and February 29, 2000, respectively (aggregate
   liquidiation preference of $9,640 at
   November 30, 2000)                                                           9,640                -
                                                                            ---------         ---------
Stockholders' equity:
   Common stock; $0.0001 par value; 250,000,000
   shares authorized, 27,563,393 and 25,993,450
   shares issued and outstanding at November 30, 2000 and
   February 29, 2000, respectively                                                  3                3
Additional paid-in-capital                                                    128,117           107,037
Unearned compensation                                                          (5,474)           (6,954)
Accumulated, other comprehensive gain (loss)                                        6              (136)
Accumulated deficit                                                           (84,993)          (49,347)
                                                                            ---------         ---------
   Total stockholders' equity                                                  37,659            50,603
             Total liabilities, mandatorily redeemable convertible
             preferred stock and stockholders' equity                       $ 120,140         $ 131,112
                                                                            =========         =========

              See notes to unaudited interim financial information.

                                 INTRAWARE, INC.
                            STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                    For the Three Months Ended November 30,   For the Nine Months Ended November 30,
                                                    ---------------------------------------   --------------------------------------
                                                            2000                1999                2000               1999
                                                         ---------           ---------           ---------           ---------
                                                        (unaudited)         (unaudited)         (unaudited)         (unaudited)

Revenues:
     Software product sales                              $  19,366           $  21,312           $  81,843           $  51,587
     Online services and technology                          6,815               3,658              18,403               9,182
                                                         ---------           ---------           ---------           ---------
          Total revenues                                    26,181              24,970             100,246              60,769
                                                         ---------           ---------           ---------           ---------
Cost of revenues:
     Software product sales                                 14,144              17,263              66,368              43,634
     Online services and technology                          1,373                 817               3,594               1,496
                                                         ---------           ---------           ---------           ---------
          Total cost of revenues                            15,517              18,080              69,962              45,130
                                                         ---------           ---------           ---------           ---------
               Gross profit                                 10,664               6,890              30,284              15,639
                                                         ---------           ---------           ---------           ---------
Operating expenses:
     Sales and marketing                                     8,647               8,133              30,699              20,594
     Product development                                     6,006               2,126              14,387               5,097
     General and administrative                              4,565               2,291              12,716               5,282
     Stock option compensation                                 838                 812               2,403               2,567
     Merger & acquisition related costs
          including amortization of intangibles              2,707                 953               5,877                 970
                                                         ---------           ---------           ---------           ---------
          Total operating expenses                          22,763              14,315              66,082              34,510
                                                         ---------           ---------           ---------           ---------
Loss from operations                                       (12,099)             (7,425)            (35,798)            (18,871)

Interest expense                                              (305)                (27)               (416)                (85)

Interest and other income                                      202                 767                 681               2,238
Provision for income taxes                                     (35)               --                  (113)               --
                                                         ---------           ---------           ---------           ---------
Net loss                                                   (12,237)             (6,685)            (35,646)            (16,718)
Mandatorily redeemable convertible
  preferred stock accrued dividends and
  accretion to liquidation value                            (4,894)               --                (5,287)               --
                                                         ---------           ---------           ---------           ---------
Net loss attributable to common
  stockholders                                           $ (17,131)          $  (6,685)          $ (40,933)          $ (16,718)
                                                         =========           =========           =========           =========
Basic and diluted net loss per share
  attributable to common stockholders                    $   (0.63)          $   (0.27)          $   (1.56)          $   (0.68)
                                                         =========           =========           =========           =========
Weighted average shares - basic and diluted                 27,121              24,506              26,283              24,600
                                                         =========           =========           =========           =========

              See notes to unaudited interim financial information.

                                 INTRAWARE, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                 For the Nine Months Ended November 30,
                                                                 --------------------------------------
                                                                         2000             1999
                                                                       --------         --------
                                                                      (unaudited)     (unaudited)


Cash flows from operating activities:
  Net loss                                                             $(35,646)        $(16,718)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                                        9,387            1,739
     Amortization of unearned compensation                                2,403            2,567
     Provision for doubtful accounts                                      1,229              205
     Changes in assets and liabilities:
        Accounts receivable                                              12,631          (17,975)
        Prepaid licenses and services                                     2,028            1,327
        Other current assets                                             (1,300)             796
        Other assets                                                        (66)             152
        Accounts payable                                                (22,547)           3,720
        Accrued expenses                                                 (1,549)           1,089
        Deferred revenue                                                  5,744            5,872
                                                                       --------         --------
Net cash used in operating activities                                   (27,686)         (17,226)
                                                                       --------         --------
Cash flows from investing activities:
     Purchase of property and equipment                                 (10,478)          (3,946)
     Cash from acquisition of Janus Technologies, Inc.                      187             --
     Purchase of investments                                             (9,786)         (38,532)
     Proceeds from sales of investments                                  35,743             --
                                                                       --------         --------
Net cash  provided by (used in)  investment
  activities                                                             15,666          (42,478)
                                                                       --------         --------
Cash flows from financing activities:
     Borrowings (payments) on bank borrowings                             1,641             (871)
     Proceeds from initial public offering                                 --             59,520
     Net proceeds from issuance of preferred stock and warrants          24,935             --
     Redemption of preferred stock                                      (15,840)            --
     Proceeds from payment of stockholder
       note receivable                                                     --                 35
     Proceeds from issuance common stock                                  2,178            6,701
     Dividends paid to preferred
       stockholders                                                        (445)            --
     Principal proceeds (payments) on capital lease
       obligations                                                       (1,339)             152
                                                                       --------         --------
Net cash provided by financing activities                                11,130           65,537
                                                                       --------         --------
Net increase (decrease) in cash and cash equivalents                       (890)           5,833
Cash and cash equivalents at beginning of period                         16,013            3,286
                                                                       --------         --------
Cash and cash equivalents at end of period                             $ 15,123         $  9,119
                                                                       ========         ========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                               $    416         $     85
Supplemental non-cash activity:
  Property and equipment leases                                        $  5,834         $   --
  Prepaid maintenance leases                                           $  1,154         $   --
  Common stock issued in  conjunction  with acquisition
     of Janus Technologies, Inc.                                       $ 20,600         $   --


              See notes to unaudited interim financial information.

                                 INTRAWARE, INC.
                NOTES TO UNAUDITED INTERIM FINANCIAL INFORMATION

NOTE 1.  BASIS OF PRESENTATION

INTRAWARE

         The accompanying financial statements for the three months and nine months ended November 30, 2000 and 1999 are unaudited and reflect all normal and recurring adjustments which are, in the opinion of the management of Intraware, Inc., necessary for fair presentation of the balance sheets, statements of operations, and statements of cash flows for the periods presented.

         These financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2000 and the Forms 10-Q for the fiscal quarters ended May 31 and August 31, 2000. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission (the "SEC"). The results of operations for the interim period ended November 30, 2000 are not necessarily indicative of results to be expected for the full year.

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

                                               For the Three Months Ended November 30,       For the Nine Months Ended November 30,
                                               ---------------------------------------       --------------------------------------
                                                        2000                  1999                  2000                  1999
                                                      --------              --------              --------              --------
                                                                     (in thousands, except per share amounts)
Numerator
     Net loss                                         $(12,237)             $ (6,685)             $(35,646)             $(16,718)
     Mandatorily redeemable convertible
        preferred stock accrued dividend
        and accretion to liquidation value              (4,894)                 --                  (5,287)                 --
                                                      --------              --------              --------              --------
     Net loss attributable to common
         stockholders                                 $(17,131)             $ (6,685)             $(40,933)             $(16,718)
                                                      ========              ========              ========              ========
Denominator
     Weighted average shares                            27,501                25,948                26,822                25,777
     Weighted average unvested common
        shares subject to repurchase                      (380)               (1,442)                 (539)               (1,177)
                                                      --------              --------              --------              --------
     Denominator for basic and diluted
       calculation                                      27,121                24,506                26,283                24,600
                                                      ========              ========              ========              ========
Basic and diluted net loss per share
     attibutable to common stockholders               $  (0.63)             $  (0.27)             $  (1.56)             $  (0.68)
                                                      ========              ========              ========              ========

         The following table summarizes common stock equivalents that are not included in the denominator used in the diluted net loss per share attributable to common stockholders calculation above because to do so would be antidilutive for the periods indicated (in thousands):

                                                    For the Three Months Ended          For the Nine Months Ended
                                                           November 30,                        November 30,
                                                    ---------------------------         -------------------------
                                                     2000             1999               2000              1999
                                                    -----             -----             -----             -----
WEIGHTED AVERAGE EFFECT OF COMMON STOCK
   EQUIVALENTS:
Series A mandatorily redeemable
   convertible preferred stock                        559              --                 559              --
Series B mandatorily redeemable
   convertible preferred stock                         48              --                  48              --
Series C mandatorily redeemable
  convertible preferred stock                          28              --                  28              --
Options to purchase common stock                    5,668             3,692             5,668             3,692
Warrants to purchase common stock                     347              --                 347              --
Weighted average unvested common shares
       subject to repurchase                          380             1,442               539             1,177
                                                    -----             -----             -----             -----
     Total                                          7,030             5,134             7,189             4,869
                                                    =====             =====             =====             =====


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

         In September 2000, FASB issued Statement No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 will become effective for extinguishments of liabilities occurring after March 31, 2001. We do not expect adoption to have a material effect on our financial statements.

NOTE 4.  CHANGES IN STOCKHOLDERS' EQUITY

         During the nine months ended November 30, 2000, our mandatorily redeemable convertible preferred stock ("preferred stock") and stockholders' equity changed as follows (in thousands):

                                                                                  *
                                                            Preferred Stock       *       Common Stock         Additional
                                                        ------------------------  *  ----------------------     Paid-In
                                                          Shares        Amount    *   Shares        Amount      Capital
                                                        ----------     ---------  *  ---------    ---------    ---------
                                                                                  *
Balance at February 29, 2000                                  --       $    --    *     25,993    $     3      $ 107,037
Exercise of stock options                                     --            --    *        151         --            459
Issuance of common stock for employee stock                                       *
  purchase program                                            --            --    *        250         --          1,719
Issuance of common stock for Janus Technologies, Inc.                             *
  including deferred stock-based compensation                 --            --    *      1,169         --         20,600
Issuance of preferred stock with warrants, net of                                 *
  issuance costs of $65                                          3        20,769  *       --           --          4,166
Redemption of Series B preferred stock                          (1)       (7,920) *       --           --           --
Redemption of Series C preferred stock                          (1)       (7,920) *       --           --           --
Dividends for preferred stock                                 --            --    *       --           --           (576)
Accretion of preferred stock to liquidation value             --           4,711  *       --           --         (4,711)
Deferred stock-based compensation for options                                     *
  forfeited                                                   --            --    *       --           --           (577)
Amortization of unearned compensation                         --            --    *       --           --           --
Unrealized investment gain                                    --            --    *       --           --           --
Net loss                                                      --            --    *       --           --           --
                                                                                  *
Other comprehensive loss                                                          *
                                                                                  *
                                                        ----------     ---------  *  ---------    ---------    ---------
Balance at November 30, 2000                                     1     $   9,640  *     27,563    $       3    $ 128,117
                                                        ==========     =========  *  =========    =========    =========




                                                         Accumulated
                                                           Other
                                                        Comprehensive    Unearned   Accumulated   Stockholders'  Comprehensive
                                                         Gain (Loss)   Compensation   Deficit        Equity          Loss
                                                        -------------  ------------  ---------     ---------    -------------
Balance at February 29, 2000                              $   (136)    $  (6,954)    $ (49,347)    $  50,603
Exercise of stock options                                      --           --            --             459
Issuance of common stock for employee stock
  purchase program                                             --           --            --           1,719
Issuance of common stock for Janus Technologies, Inc.
  including deferred stock-based compensation                  --         (1,500)         --          19,100
Issuance of preferred stock with warrants, net of
  issuance costs of $65                                        --           --            --           4,166
Redemption of Series B preferred stock                         --           --            --            --
Redemption of Series C preferred stock                         --           --            --            --
Dividends for preferred stock                                  --           --            --           (576)
Accretion of preferred stock to liquidation value              --           --            --         (4,711)
Deferred stock-based compensation for options
  forfeited                                                    --            577          --            --
Amortization of unearned compensation                          --          2,403          --           2,403
Unrealized investment gain                                      142         --            --             142     $     142
Net loss                                                       --           --         (35,646)      (35,646)      (35,646)
                                                                                                                 ---------
Other comprehensive loss                                                                                         $ (35,504)
                                                                                                                 =========
                                                          ---------    ---------     ---------     ---------
Balance at November 30, 2000                              $       6    $  (5,474)    $ (84,993)    $  37,659
                                                          =========    =========     =========     =========

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

         The following unaudited pro forma consolidated financial information reflects the results of operations for the nine months ended November 30, 2000 and 1999 as if the acquisition had occurred on March 1, 2000 and 1999, respectively, and after giving effect to purchase accounting adjustments. The pro forma net loss includes $5.7 million for stock option compensation and merger and acquisition related costs including amortization of intangibles for both periods presented. These pro forma results have been prepared for comparative purposes only and do not purport to indicate what operating results would have been had the acquisition actually taken place on March 1, 2000 and 1999 and may not be indicative of future operating results.


                                             Nine months ended November 30,
                                             ------------------------------
                                                  2000         1999
                                                --------      -------
                                      (in thousands, except per share amounts)
Pro forma revenue                             $ 101,329     $  62,429
Pro forma net loss                              (39,803)      (21,285)
Pro forma basic and diluted loss per share    $   (1.45)    $   (0.87)

NOTE 6.  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

         On June 30, 2000 we completed a mandatorily redeemable convertible preferred stock ("preferred stock") financing with institutional investors. Through the issuance of preferred stock, we raised $25,000,000.

         We issued three classes of preferred stock in connection with this financing: 834 shares of Series A preferred stock for $8.34 million, 833 shares of Series B preferred stock for $8.33 million, and 833 shares of Series C preferred stock for $8.33 million. All of the preferred stock that is not redeemed is convertible into our common stock. The preferred stock has a term of two years, after which it must either be converted into common stock or redeemed, at our option.

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

         In accordance with the pricing structure noted above, we redeemed substantially all of the Series B and Series C preferred stock and repaid approximately $7.9 million and $7.9 million to the preferred stockholders on August 17 and September 5, 2000, respectively.

         At November 30, 2000, the conversion price of the Series A preferred stock into common stock was $14.91 per share, which would allow that series of preferred stock to be converted into 559,355 shares of common stock. The conversion price of the Series B preferred stock into common stock was $8.51 per share at November 30, 2000, which would allow that series of preferred stock to be converted into 48,164 shares of common stock. The conversion price of the Series C preferred stock into common stock was approximately $14.63 per share at November 30, 2000, which would allow that series of preferred stock to be converted into approximately 28,034 shares of common stock.

         On January 12, 2001, we redeemed all of the outstanding Series A, Series B, and Series C preferred stock, in exchange for the payment of $7.5 million, the issuance of 750,000 shares of common stock to the preferred stockholders, and the reset of the exercise price of the warrants that were previously issued to the preferred stockholders to purchase up to 346,967 shares of our common stock from $12.68 to $2.0625, which was the closing bid price of our common stock on Nasdaq on the trading day immediately preceding the January 12, 2001 closing date of the redemption. We have agreed to file with the SEC by January 17, 2001 a registration statement to register the resale of the common stock issued pursuant to the redemption or issuable upon exercise of the warrants. We have further agreed to have that registration statement declared effective by the SEC within 60 days after that mandatory filing date. Had we not redeemed the Series A, Series B and Series C preferred stock, we may have been obligated to make additional dividend payments, pay additional cash penalties and potentially redeem the outstanding preferred stock at 120% of the stated value or approximately $11 million, due to our failure to meet certain financial requirements set forth in the agreements governing the Series A, Series B and Series C preferred stock.

NOTE 7.  NON-MONETARY TRANSACTION

         During the quarter ended November 30, 2000, we entered into a non-monetary exchange transaction for software with a company whose software we resell, Bluestone Software, Inc. We recorded revenue with an estimated fair value of approximately $680,000, which is included in Online Services and Technology Revenue. We negotiated an additional $668,000 in fees under an Intraware SubscribeNet service agreement; that revenue will be recognized over the service period from November 2000 through October 2001. We are deploying the Bluestone software received in this exchange for internal use. The software has been capitalized in the amount of $1.2 million and will be amortized over the estimated useful life of three years.

NOTE 8.  SUBSEQUENT EVENTS

         On December 1, 2000, we announced a restructuring directed toward strengthening our competitive and financial position. This restructuring reduced our total headcount to approximately 200, from 380 at November 30, 2000. In addition, we plan to consolidate our three San Francisco Bay Area offices into two and reduce our number of outside sales offices from eleven to seven. As part of this restructuring, we have focused our product strategy to emphasize our proven products and services, including our INTRAWARE PROCUREMENT electronic software delivery, INTRAWARE SUBSCRIBENET electronic software updating, and INTRAWARE IT ASSET MANAGEMENT offerings. While we will continue to provide and support our research and evaluation services (including our INTRAWARE COMPARISCOPE service) and our INTRAWARE DEPLOYMENT service in accordance with existing contractual obligations, we do not intend to further develop or enhance these services. We expect to take a one-time charge relating to this restructuring in our fourth quarter ending February 28, 2001.

         On January 12, 2001, we entered into an agreement to raise $5.2 million in additional financing through the sale of a new class of Series A preferred stock and warrants to investors. The investors include the chairman of our Board of Directors, Mark B. Hoffman, and two other members of our Board of Directors, John V. Balen, and Ronald E. F. Codd. Under the terms of this financing, we will issue an aggregate of 2,872,922 shares of preferred stock at a per share price of $1.81 and warrants to purchase 287,284 shares of common stock at an exercise price of $1.99, or 110% of the purchase price of the preferred stock. The purchase price for the preferred stock is the average closing price of our common stock during the ten trading-day period ending January 11, 2001, plus a 15% premium. Each share of preferred stock will be convertible into one share of common stock at the election of the holder and will entitle the holder to a liquidation preference equal to the amount of the original investment, in the event of a liquidation, winding-up or dissolution of the company. The preferred stock will not have a dividend and will not be subject to adjustments to the conversion ratio, except for proportional adjustments in the event of a split or combination of the common stock. We have agreed not to close any additional financing before February 12, 2001, without the consent of the holders of at least 50 percent of the Series A preferred shares issued to these investors under the January 12, 2001 agreements. We have also agreed to file with the SEC, within 180 days of the closing of the financing, a registration statement to register the resale of the common stock issuable upon conversion of the preferred stock or exercise of the warrants. We expect this financing to close on or about January 16, 2001. The offering of the preferred stock and warrants has not been registered under the Securities Act of 1933. These securities and the common stock into which they are convertible or for which they are exercisable may not be offered or resold absent registration or the availability of an applicable exemption from registration.


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

INTRAWARE OVERVIEW

         Intraware, Inc. was incorporated in Delaware on August 14, 1996. We are a leading provider of information technology management solutions. Our services allow information technology professionals to purchase, update and manage their software online. We provide an extensive selection of business software and industry-leading electronic software delivery, update and asset management systems.

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

         Online services and technology revenue results primarily from three types of arrangements. First, it results from the licensing of Intraware's proprietary software products to companies that use those products to provide web-based services to their customers or that use the products internally; such revenue is recognized when there is evidence of an arrangement for a fixed and determinable fee that is probable of collection and the software is available for customer download through our web site. Second, it results from software maintenance outsourcing arrangements with third-party software vendors delivered through INTRAWARE SUBSCRIBENET, and from various fee-based subscription research and evaluation services that we offer; such revenues are recognized ratably over the service period. Third, it results from professional services from proprietary software integration and data conversion; such revenues are recognized as services are performed.

         On December 1, 2000, we announced a restructuring of our business operations that entailed a reduction of our work force to approximately 200 employees from 380 employees, the consolidation of our three local offices to two, and the reduction of the number of outside sales offices from eleven to seven. As part of this restructuring, we have focused our product strategy to emphasize our proven product and service lines, including our INTRAWARE PROCUREMENT electronic software delivery, INTRAWARE SUBSCRIBENET electronic software updating, and INTRAWARE IT ASSET MANAGEMENT offerings. While we will continue to provide and support our research and evaluation services (including our INTRAWARE COMPARISCOPE service) and our INTRAWARE DEPLOYMENT service in accordance with existing contractual obligations, we do not intend to further develop or enhance these services.

         On January 12, 2001, we redeemed all of the outstanding Series A, Series B, and Series C preferred stock, in exchange for the payment of $7.5 million, the issuance of 750,000 shares of common stock to the preferred stockholders, and the reset of the exercise price of the warrants that were previously issued to the preferred stockholders to purchase up to 346,967 shares of our common stock from $12.68 to $2.0625, which was the closing bid price of our common stock on Nasdaq on the trading day immediately preceding the January 12, 2001 closing date of the redemption. We have agreed to file with the SEC by January 17, 2001 a registration statement to register the resale of the common stock issued pursuant to the redemption or issuable upon exercise of the warrants. We have further agreed to have that registration statement declared effective by the SEC within 60 days after that mandatory filing date. Had we not redeemed the Series A, Series B and Series C preferred stock, we may have been obligated to make additional dividend payments, pay additional cash penalties and potentially redeem the outstanding preferred stock at 120% of the stated value or approximately $11 million, due to our failure to meet certain financial requirements set forth in the agreements governing the Series A, Series B and Series C preferred stock.

         On January 12, 2001, we entered into an agreement to raise $5.2 million in additional financing through the sale of a new class of Series A preferred stock and warrants to investors. The investors include the chairman of our Board of Directors, Mark B. Hoffman, and two other members of our Board of Directors, John V. Balen, and Ronald E. F. Codd. Under the terms of this financing, we will issue an aggregate of 2,872,922 shares of preferred stock at a per share price of $1.81 and warrants to purchase 287,284 shares of common stock at an exercise price of $1.99, or 110% of the purchase price of the preferred stock. The purchase price for the preferred stock is the average closing price of our common stock during the ten trading-day period ending January 11, 2001, plus a 15% premium. Each share of preferred stock will be convertible into one share of common stock at the election of the holder and will entitle the holder to a liquidation preference equal to the amount of the original investment, in the event of a liquidation, winding-up or dissolution of the company. The preferred stock will not have a dividend and will not be subject to adjustments to the conversion ratio, except for proportional adjustments in the event of a split or combination of the common stock. We have agreed not to close any additional financing before February 12, 2001, without the consent of the holders of at least 50 percent of the Series A preferred shares issued to these investors under the January 12, 2001 agreements. We have also agreed to file with the SEC, within 180 days of the closing of the financing, a registration statement to register the resale of the common stock issuable upon conversion of the preferred stock or exercise of the warrants. We expect this financing to close on or about January 16, 2001. The offering of the preferred stock and warrants has not been registered under the Securities Act of 1933. These securities and the common stock into which they are convertible or for which they are exercisable may not be offered or resold absent registration or the availability of an applicable exemption from registration.

         We have a limited operating history upon which investors may evaluate our business and prospects. Since inception, we have incurred significant losses, and, as of November 30, 2000, had an accumulated deficit of approximately $85.0 million. We intend to expend significant financial and management resources on the development and enhancement of our services, on sales and marketing, and on technology and operations to support larger-scale operations and enhanced service offerings. We expect to incur additional losses and continued negative cash flow from operations at least through the quarter ending February 28, 2001. In light of reductions made in our sales and marketing budget in December 2000, as well as weakening demand for certain types of business software among corporate information technology departments, we expect sales of third-party software products, and accordingly overall sales, to decline for the foreseeable future. In addition, there can be no assurances that we will achieve or maintain profitability or generate cash from operations in future periods. Our future must be considered in light of the risks frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as e-commerce which have negative cash flow and working capital constraints. To address these risks, we must, among other things, maintain sufficient liquidity to effectively manage our working capital and fund our operations, continue to improve existing products and services, develop and acquire new products and services, maintain existing and develop new relationships with software publishers, implement and successfully execute our business and marketing strategy, continue to develop and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing those risks and the failure to do so would have a material adverse effect on our business, financial condition and results of operations. Our current and future expense levels are based largely on our planned operations and estimates of future sales and collections. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. Collections often depend on customers' internal financial conditions and on their satisfaction with third-party software we have licensed to them, both of which are difficult for us to control. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue or collections shortfall. Accordingly, any significant shortfall in sales or collections would have an immediate adverse effect on our business, financial condition and results of operations. In view of the rapidly evolving nature of our business and our limited operating history, we are unable to accurately forecast our sales or collections and believe that period-to-period comparisons of our operating results and days sales outstanding (DSO's) are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

TOTAL REVENUE

         Revenue for the three months ended November 30, 2000 was $26.2 million, which represents a 4.8% increase over revenue for the three months ended November 30, 1999 of $25.0 million. In addition, for the three months ended November 30, 2000, product revenue accounted for $19.4 million or 74.0% of revenue, while online service and technology revenue accounted for $6.8 million or 26.0% of revenue. For the three months ended November 30, 1999, product revenue accounted for $21.3 million or 85.4% of revenue, while online service and technology revenue accounted for $3.7 million or 14.6% of revenue.

         Revenue for the nine months ended November 30, 2000 was $100.2 million, which represents a 65.0% increase over revenue for the nine months ended November 30, 1999 of $60.8 million. In addition, for the nine months ended November 30, 2000, product revenue accounted for $81.8 million or 81.6% of revenue, while online service and technology revenue accounted for $18.4 million or 18.4% of revenue. For the nine months ended November 30, 1999, product revenue accounted for $51.6 million or 84.9% of revenue, while online service and technology revenue accounted for $9.2 million or 15.1% of revenue.

         While revenue for the three-month and nine-month periods ended November 30, 2000 increased over the corresponding year-earlier periods, revenue for the three-month period ended November 30, 2000 declined by 19.7% from the preceding three-month period ended August 31, 2000. Revenue growth over the prior-year periods was due to our expanding vendor base, experienced sales force and increasing customer demand for products and services. The decline in revenue from the preceding three-month period was due to our increased focus on selling our proprietary products and services, which tend to generate lower total revenue but higher gross margins than our sales of third-party software, as well as weakening demand for certain types of business software among corporate information technology departments.

COST OF REVENUES

         Total cost of revenues decreased to $15.5 million for the three months ended November 30, 2000 from $18.1 million for the three months ended November 30, 1999. Our gross margin increased to 40.7 % for the three months ended November 30, 2000 from 27.6% for the three months ended November 30, 1999.

         Total cost of revenues increased to $70.0 million for the nine months ended November 30, 2000 from $45.1 million for the nine months ended November 30, 1999. Our gross margin increased to 30.2% for the nine months ended November 30, 2000 from 25.7% for the nine months ended November 30, 1999.

         Costs of revenue primarily consists of the cost of third-party products sold, content development and acquisition, Internet connectivity and allocated overhead charges. We purchase third-party products at a discount to the third-party's established list prices according to standard reseller terms. The increase in the cost of revenue dollars for the nine months ended November 30, 2000 was primarily due to higher product and service sales. The decrease in the cost of revenue dollars for the three months ended November 30, 2000 and the margin percentage increases primarily reflect our focus on the sale of our own services and technology, and also reflect our focus on higher-margin sales of third-party software.

SALES AND MARKETING EXPENSES

         For the three months ended November 30, 2000, sales and marketing expenses were $8.6 million or 33.0% of revenue, an increase from $8.1 million or 32.6% of revenue for the three months ended November 30, 1999.

         For the nine months ended November 30, 2000, sales and marketing expenses were $30.7 million or 30.6% of revenue, an increase from $20.6 million or 33.9% of revenue for the nine months ended November 30, 1999.

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

          We plan to continue investing in sales and marketing, and continue developing strategic relationships to sell our products and services directly to our customer base as well as through our growing network of distributor relationships. However, we expect sales and marketing expenses to decrease in the near term, due to our workforce reductions and office consolidations in December 2000. The previous two sentences are forward-looking statements and actual results could differ materially from those anticipated.

PRODUCT DEVELOPMENT EXPENSES

         For the three months ended November 30, 2000, product development expenses were $6.0 million or 22.9% of revenue, an increase from $2.1 million or 8.5% of revenue for the three months ended November 30, 1999.

         For the nine months ended November 30, 2000, product development expenses were $14.4 million or 14.4% of revenue, an increase from $5.1 million or 8.4% of revenue for the nine months ended November 30, 1999.

         Product development expenses primarily consist of personnel, consulting and equipment depreciation expenses. Costs related to research, design and development of products and services have also been charged to product development expense as incurred. The increase was primarily due to the integration of Janus Technologies, Inc. and the associated growth of our development team in Pittsburgh, Pennsylvania. We expect product development expenses to decrease in the near term, due to our workforce reductions and office consolidations in December 2000. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

GENERAL AND ADMINISTRATIVE EXPENSES

         For the three months ended November 30, 2000, general and administrative expenses were $4.6 million or 17.4% of revenue, an increase from $2.3 million or 9.2% of revenue for the three months ended November 30, 1999.

         For the nine months ended November 30, 2000, general and administrative expenses were $12.7 million or 12.7% of revenue, an increase from $5.3 million or 8.7% of revenue for the nine months ended November 30, 1999.

         General and administrative expenses consist primarily of compensation for administrative and executive personnel, facility costs and fees for professional services. A significant part of our increased general and administrative expenses in the three months ended November 30, 2000, stems from our acquisition of Janus Technologies, Inc. Also included in general and administrative expenses is bad debt expense of $79,000 and $1.2 million for the three and nine month periods ended November 30, 2000, respectively, which is a result of our continued focus on and assessment of the collectibility of outstanding accounts receivable. We expect general and administrative expenses to remain at or near these levels for at least the next three quarters. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

STOCK-BASED COMPENSATION

         For the three months ended November 30, 2000, stock-based compensation expenses were $838,000 or 3.2% of revenue, an increase from $812,000 or 3.3% of revenue for the three months ended November 30, 1999.

         For the nine months ended November 30, 2000, stock-based compensation expenses were $2.4 million or 2.4% of revenue, a decrease from $2.6 million or 4.2% of revenue for the nine months ended November 30, 1999.

         Stock compensation expense is an ongoing charge through April 2005 that is related to employee stock options granted to our employees before we became a public company, as well as to unvested employee stock options granted by non-public companies we have acquired.

AMORTIZATION OF INTANGIBLES

         For the three months ended November 30, 2000, merger and acquisition related costs including amortization of intangibles were $2.7 million or 10.3% of revenue, an increase from $1.0 or 3.8% of revenue for the three months ended November 30, 1999.

         For the nine months ended November 30, 2000, merger and acquisition related costs including amortization of intangibles were $5.9 million or 5.9% of revenue, an increase from $1.0 or 1.6% of revenue for the nine months ended November 30, 1999.

         Merger and acquisition related costs including amortization of intangibles is a charge related to our acquisitions of BITSource, Inc. and Janus Technologies, Inc. This expense is an ongoing charge through June 2005.

INTEREST EXPENSE

         For the three months ended November 30, 2000, interest expenses were $305,000 or 1.2% of revenue, an increase from $27,000 or 0.1% of revenue for the three months ended November 30, 1999.

         For the nine months ended November 30, 2000, interest expenses were $416,000 or 0.4% of revenue, an increase from $85,000 or 0.1% of revenue for the nine months ended November 30, 1999.

         Interest expense relates to obligations under capital leases and borrowings on a bank line. The increase in interest expense is primarily the result of increased borrowings on a bank line of credit as well as new lease agreements.

INTEREST AND OTHER INCOME, NET

         For the three months ended November 30, 2000, interest and other income, net were $202,000 or 0.8% of revenue, a decrease from $767,000 or 3.1% of revenue for the three months ended November 30, 1999.

         For the nine months ended November 30, 2000, interest and other income, net were $681,000 or 0.7% of revenue, a decrease from $2.2 million or 3.7% of revenue for the nine months ended November 30, 1999.

         The decrease in interest income is primarily the result of a reduction in our invested cash due to the use of that cash in our operations.

INCOME TAXES

         From inception through November 30, 2000, we incurred net losses for federal and state tax purposes. We have recognized approximately $113,000 of state income taxes for the nine months ended November 30, 2000. We recognized no state or federal taxes for the nine months ended November 30, 1999. As of November 30, 2000, Intraware had approximately $42 million of federal and $26 million of state net operating loss carryforwards available to offset future taxable income which expire in varying amounts between 2005 and 2012. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, we have recorded a 100% valuation allowance against our deferred tax asset. Furthermore, as a result of changes in our equity ownership from our convertible preferred stock financing and our initial public offering, utilization of the net operating losses and tax credits is subject to substantial annual limitations. This is due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

LIQUIDITY AND CAPITAL RESOURCES

         As of November 30, 2000, we had approximately $15.1 million of cash and cash equivalents and $5.1 million in short-term marketable securities. In January 2001, we paid $7.5 million as part of our redemption of the Series A, Series B and Series C preferred stock. In January 2001, we are also due to receive $5.2 million as part of our issuance of new Series A preferred stock. In addition, we expect to be required to maintain $1.8 million as non-available funds as a condition of any renewal of our commercial bank line of credit.

         Our principal cash commitments consist of obligations outstanding under bank credit lines, capital and operating leases, accounts payable and accrued expenses.

         We believe we have adequate resources for working capital and capital expenditures for at least 12 months from the date of this report. This forecast is based on certain assumptions regarding our operations over the next 12 months. Those assumptions concern the future performance of and our ability to manage our business in several areas, including but not limited to our working capital, especially the timeliness of collections of our accounts receivable; our online services and technology revenue; our software product revenue; our gross margins on both of those lines of revenue; and our operating expenses. These assumptions also include the prompt renewal of our commercial bank line of credit, which expired on January 12, 2001, and under which we currently owe $3.2 million in callable debt as well as $1.8 million under irrevocable letters of credit. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties. Factors that could cause actual results to differ materially from that forecast include our failure to negotiate sufficiently favorable payment terms or to collect receivables in a sufficiently timely manner, the failure of our commercial line of credit to be timely renewed, lack of sufficient demand for our products and services to maintain adequate online services and technology revenue growth and adequate gross margins on that revenue, lack of sufficient demand for our third-party vendors' software to maintain adequate software product revenue growth or gross margins on that revenue, failure to meet contractual or internal product or service delivery deadlines or quality standards in a timely fashion, and the factors described in the section titled "Risk Factors" below. The above assumptions will also prove to be incorrect if we need to significantly expand our operations, substantially increase investment in product development, or acquire complementary businesses or technologies, in order to respond to competitive pressures. Any of the factors in the preceding sentence will require us to raise additional capital.

         We intend to seek additional capital financing. If any of our assumptions underlying our forecast in the first sentence of the preceding paragraph proves incorrect, and we cannot raise additional funds in a timely manner, we may be required to implement contingency plans involving substantial reduction of our expenses or our expense growth. A failure to raise additional capital on reasonable terms or the implementation of our contingency plans would have a material adverse effect on our business and prospects for growth.

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

         In September 2000, FASB issued Statement No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 will become effective for extinguishments of liabilities occurring after March 31, 2001. We do not expect adoption to have a material effect on our financial statements.

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

         We have limited cash and credit available, and may be unable to raise additional financing or establish additional lines of credit. As of November 30, 2000, we had approximately $15.1 million of cash and cash equivalents and $5.1 million in short-term marketable securities. In January 2001, we paid $7.5 million as part of our redemption of the Series A, Series B and Series C preferred stock. In January 2001, we are also due to receive $5.2 million as part of our issuance of new Series A preferred stock. In addition, we expect to be required to maintain $1.8 million as non-available funds as a condition of any renewal of our commercial bank line of credit. As of November 30, 2000, our available credit under existing lines of credit was $1.7 million. Our commercial bank line of credit expired on January 12, 2001, and we currently owe to that bank $3.2 million in callable debt as well as $1.8 million under irrevocable letters of credit. There can be no assurance that this line of credit will be timely renewed or that the bank will not require immediate repayment of the callable debt. There also can be no assurance that we will be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing.

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND WE MAY NOT EVER BECOME PROFITABLE.

         We have not achieved profitability, expect to incur net losses at least through our fiscal quarter ending November 30, 2001, and may not ever become profitable in the future. We incurred net losses attibutable to common stockholders of $28.0 million for the year ended February 29, 2000, $15.0 million for the year ended February, 28, 1999, $6.0 million for the year ended February 28, 1998 and $1.5 million for the period from August 14, 1996 through February 28, 1997. In addition, we incurred net losses attibutable to common stockholders of $12.2 million and $35.7 million for the three months and nine months ended November 30, 2000, respectively. As of November 30, 2000, we had an accumulated deficit of approximately $85.0 million. Net losses have increased for most of our quarters since inception and we cannot assure you this trend will not continue. We will need to generate significant additional revenues to achieve and maintain profitability.

         We were founded in August 1996 and are an early stage company. We have a limited operating history that makes it difficult to forecast our future operating results. Although our gross profit has grown in most of our recent quarters, we cannot be certain that such growth will continue or that we will achieve sufficient revenues for profitability. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis. For more detailed information regarding our operating results and financial condition, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE ARE SUBSTANTIALLY DEPENDENT ON THE SUN/NETSCAPE ALLIANCE AND THE TERMINATION OF THIS RELATIONSHIP WOULD HAVE A SUBSTANTIAL, IMMEDIATE ADVERSE EFFECT ON OUR BUSINESS.

         For the three months ended November 30, 2000, we generated approximately 81.6% of our software product revenues from the sale of the Sun/Netscape Alliance's iPlanet software, and approximately 25.4% of our online service revenues from the outsourcing of INTRAWARE SUBSCRIBENET services to the Sun/Netscape Alliance. As a result, transactions with the Sun/Netscape Alliance and the sale of iPlanet products accounted for approximately 70.3% of our total net revenues in the three months ended November 30, 2000. Our agreement for resale of iPlanet products will expire on February 28, 2001, and we cannot assure you that the term of that agreement will be extended or that a replacement agreement will be executed. If the existing agreement for resale of iPlanet products were not extended or replaced, or the Sun/Netscape Alliance otherwise limited or discontinued selling its software through us, our business would be materially adversely affected.

         We provide online software update and license management services to Sun/Netscape Alliance customers through our INTRAWARE SUBSCRIBENET service under an agreement that expires on June 30, 2003 and that can be terminated without cause after June 30, 2002. We cannot assure you that this agreement will be extended after June 30, 2003 or that it will not be terminated after June 30, 2002. Substantially all of our INTRAWARE SUBSCRIBENET revenues to date have been generated through this Sun contract, and our failure to extend this contract at the end of its current term could have a material adverse effect on our INTRAWARE SUBSCRIBENET revenues and on our business as a whole.

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

         While we have recently experienced increasing gross margins on revenues derived from software product sales, there can be no assurance that such increases will continue. Also, as we have shifted a larger proportion of our sales and marketing resources toward our higher-margin INTRAWARE ASSET MANAGEMENT products and INTRAWARE SUBSCRIBENET services, we have experienced and may continue to experience one or more quarters of reduced sales of third-party software products. Any shortfall in our gross revenues could affect the market price of our common stock.

         We plan to increase our operating expenses to fund greater levels of product development. Our operating expenses, which include sales and marketing, product development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. If revenues fall below our expectations and we are not able to quickly reduce our spending in response, our operating results would be adversely affected.

OUR HIGHER-MARGIN ONLINE SERVICES AND TECHNOLOGY MAY NOT BE ABLE TO GENERATE ANTICIPATED REVENUES.

         Our strategy for achieving profitability assumes significant revenue growth from our online services and technology, principally our INTRAWARE ASSET MANAGEMENT products and INTRAWARE SUBSCRIBENET service. However, we have only recently acquired our INTRAWARE ASSET MANAGEMENT products, and therefore have a limited history on which to base sales projections for these products. We cannot assure you that these products will result in additional customers and customer loyalty, significant additional revenues or improved operating margins in future periods. Additionally, we cannot assure you that software vendors will continue to find it strategically or economically justifiable for us to deliver the INTRAWARE SUBSCRIBENET service to their customers.

         For the three months ended November 30, 2000, revenues from online services and technology totaled only $6.8 million, which constituted 26% of our total revenues for that period. These products and services are not only important to improving our operating results but also to continuing to attract and retain both our software vendor and corporate information technology professional customers, and in differentiating our online service offerings from those of our competitors.

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

         Our current competitors include a number of companies offering one or more solutions for the purchase, delivery, and maintenance of business software, and for management of information technology assets. Because there are relatively low barriers to entry in the software and Internet services markets, we expect additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a significant adverse effect on our business and results of operations.

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

WE MAY NOT BE ABLE TO RETAIN SUFFICIENT SALES, MARKETING AND SUPPORT PERSONNEL THAT WE NEED TO SUCCEED.

         If we fail to retain sufficient numbers of sales, marketing and support personnel, our business and results of operations would be adversely affected. Competition for qualified sales and marketing and support personnel is intense, and we might not be able to retain sufficient numbers of qualified sales and marketing and support personnel. The products and services we offer require a sophisticated sales effort targeted at several people within the information technology departments of our prospective customers. Retaining a sufficient number of qualified sales personnel to complete these sales cycles will be critical to our success.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

         Our future success depends upon the continued service of our executive officers and other key technology, sales, marketing and support personnel and none of our officers or key employees is bound by an employment agreement for any specific term. If we lost the services of one or more of our key employees, or if one or more of our executive officers or employees decided to join a competitor or otherwise compete directly or indirectly with us, this could have a significant adverse effect on our business. In particular, the services of Peter Jackson, Chief Executive Officer, Frost Prioleau, President, Paul Martinelli, Chief Technology Officer, and James Brentano, Executive Vice President of Technology, would be difficult to replace.

OUR ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

         We may make additional investments in complementary companies, services and technologies. These acquisitions and investments could disrupt our ongoing business, distract our management and employees and increase our expenses. If we acquire another company, we could face difficulties in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. Acquisitions of additional services or technologies also involve risks of incompatibility and the need for integration into our existing services and marketing, sales and support efforts. We may be required to spend additional time or money on integration which would otherwise be spent on developing our business and services. If we do not integrate our technology effectively or if management and technical staff spend too much time on integration issues, it could harm our business, financial condition and operating results. Also, if we finance the acquisitions by incurring debt or issuing equity securities, this could dilute our existing stockholders. Any amortization of goodwill or other assets, or other charges resulting from the costs of such acquisitions, could adversely affect our operating results.

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

         We take steps to verify that end-users who use our INTRAWARE SUBSCRIBENET service to download third-party software from our web site are entitled to deploy and use that software. However, there can be no assurance that this verification procedure will help us defend against claims by, or protect us against liability to, the owners of copyrights in that third-party software.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We have not used derivative financial instruments in its investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issue or issuer. At November 30, 2000 $2.4 million of our cash, cash equivalents and investment portfolio carried maturity dates of less than 90 days, $5.1 million carried maturity dates of less than one year. We have the ability to hold the portfolio to maturity, if deemed necessary. The effect of changes in interest rates of +/- 10% over a six-month horizon would not have a material effect on the fair market value of the portfolio.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         On September 25, we held our Annual Meeting of Stockholders. At the meeting, the stockholders elected as Class II directors Lawrence M. Baer (with 22,194,753 affirmative votes and 78,345 votes withheld), John V. Balen (with 22,196,694 affirmative votes and 76,404 votes withheld), and Ronald E.
F. Codd (with 22,196,294 affirmative votes and 76,804 votes withheld). Mr. Charles G. Davis, Jr., Ms. Mary Ann Byrnes, Mr. Mark B. Hoffman, and Mr. Peter H. Jackson continued as directors after the Annual Meeting. Mr. Davis and Ms. Byrnes subsequently resigned from the Board of Directors. Mr. Frost
R. R. Prioleau has become a member of our Board of Directors.

         In addition, the stockholders approved an amendment to our 1996 Stock Option Plan to increase the number of shares available for grant thereunder from 6,719,869 shares to 7,719,869 shares (with 9,859,010 affirmative votes, 2,033,240 negative votes, 10,364,531 broker non-votes, and 16,307 abstentions).

         The stockholders also approved an amendment to our 1996 Stock Option Plan to change the annual automatic increase in the number of shares available for grant thereunder from (a) the lesser of 750,000, or 2% of our total shares outstanding, or a lesser amount determined by the Board of Directors, to (b) the lesser of 3 million, or 6% of our total shares outstanding, or a lesser amount determined by the Board of Directors (with 9,862,785 affirmative votes, 2,021,834 negative votes, 10,364,531 broker non-votes, and 23,948 abstentions).

         The stockholders also approved an amendment to our 1998 Director Option Plan to increase the number of shares available for grant thereunder from 150,000 shares to 350,000 shares (with 9,934,875 affirmative votes, 1,952,719 negative votes, 10,364,531 broker non-votes, and 20,973 abstentions).

         The stockholders also approved the issuance of common shares upon conversion of our Series A Convertible Preferred Shares, Series B Convertible Preferred Shares, and Series C Convertible Preferred Shares, or as dividends on those preferred shares, and upon exercise of the related warrants, if and to the extent those common shares exceed 19.99% of the number of shares of common stock that were outstanding on June 30, 2000 (with 11,562,694 affirmative votes, 308,683 negative votes, 10,364,531 broker non-votes, and 37,190 abstentions).

         The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the current fiscal year (with 22,197,370 affirmative votes, 41,513 negative votes, and 34,215 abstentions).

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

  EXHIBIT
  NUMBER

                   None

-----------------

          b)   Reports on Form 8-K

               None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INTRAWARE, INC.

Dated: January 16, 2001                By:  /s/ Donald M. Freed
                                            --------------------------------
                                            Donald M. Freed
                                            EXECUTIVE VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER