Form 10-K405
period 2001-02-28
INTRAWARE INC
filed 2001-06-13
CIK 1025134

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-25249

INTRAWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0389976 (I.R.S. Employer Identification Number)
25 Orinda Way, Orinda, CA (Address of principal executive offices)	94563 (Zip Code)

Registrant's telephone number, including area code: (925) 253-4500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Title of Class       Common Stock, $0.0001 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  /x/

    The aggregate market value of voting stock held by non-affiliates of the registrant as of April 30, 2001, was $24,879,054 based upon the last sales price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

    At April 30, 2001 registrant had outstanding 28,585,777 shares of Common Stock.

i

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

    "Intraware," "Argis," "ArgisChange," "ArgisBarcode," "ArgisReceive," "ArgisRelay," and "ArgisRequest" are registered trademarks of Intraware. "SubscribeNet," "ArgisAnalysis," "Intraware ContractDirector," "Intraware Content Control," and "Intraware Procurement" are trademarks or service marks of Intraware. This annual report also refers to other trademarks of Intraware and trademarks of other companies.

    Intraware, Inc., incorporated in August 1996 under the laws of the State of Delaware, is hereinafter sometimes referred to as "the Registrant," "the Company," "Intraware," "we," "our" and "us." The mailing address for our headquarters is 25 Orinda Way, Orinda, California 94563, and our telephone number at that location is (925) 253-4500. Intraware can also be reached at our web site http://www.intraware.com.

ii

PART I

ITEM 1. BUSINESS

Industry Background

    In recent years, the drive by companies and government agencies to exploit the power of the Internet has propelled an unprecedented surge of spending on information technology ("IT"). In 2000, U.S. companies spent $554 billion on information technology, a 111% increase from the amount spent in 1995, according to the U.S. Bureau of Economic Analysis and Credit Suisse First Boston. During this period of rapid growth in IT spending, organizations focused largely on acquiring and implementing IT systems to enable them to compete and prosper in the Internet economy. However, now the focus of IT managers has generally shifted from building their companies' infrastructures to controlling the cost of owning and maintaining, and maximizing return on investment ("ROI") in, their existing IT assets. This new drive for efficiency and ROI has brought with it a new set of challenges, including:

  •
  Efficiently and competitively procuring new software and adding to existing licenses;

  •
  Managing updates, upgrades, patches and bug-fixes to the company's software;

  •
  Tracking all of the hardware, software and content owned by the company at any given time;

  •
  Tracking and forecasting the cost of each of those IT assets;

  •
  Tracking the company's contractual rights and obligations for each IT asset; and

  •
  Deploying and re-deploying those IT assets where they provide maximum return.

    Solutions to various pieces of this puzzle are available from other companies. However, few of them fully utilize the power of the web to simplify key corporate IT functions, and none of them addresses the full set of problems listed above.

The Intraware Solution

    Intraware is a leading provider of integrated solutions that enable corporations to effectively manage IT resources. Our solutions address all of the above problems faced by cost-minded IT managers, in an intuitive, integrated environment. Our services and software optimize the purchase, delivery, maintenance, and management of technology resources, thereby helping reduce the total cost of ownership of technology assets and accelerate the return on investment in those assets.

    Our services and software fall into three categories:

  •
  Software Procurement: The Intraware Procurement service is an online marketplace for purchasing licenses and maintenance services for over 1,300 business software product lines from leading vendors, for downloading software on demand, and for participating in volume licensing programs for maximum cost savings.

  •
  Software Update Management: The Intraware SubscribeNet service is a personalized, proactive software update management service that enables customers to keep their business software up to date with proactive email update notifications, download their business software and updates, and centrally manage their software and licenses in a single online repository.

  •
  IT Asset Management: The Intraware Argis, Intraware ContractDirector and Intraware Content Control products make up an integrated family of software applications that enable customers to inventory and track a broad range of IT assets (including computer hardware, software, telecommunications equipment, and content subscriptions); monitor and forecast the costs associated with their IT assets; understand and easily reference the contractual terms related to their IT assets; and automate intra-company workflow to efficiently use, re-deploy, and replace IT assets as well as negotiate, renew and terminate related IT contracts and content subscriptions.

    We market our services through our direct sales force, our web site, value-added resellers, and service providers. We have a broad base of customers in the information technology departments of medium to large corporations. As of April 30, 2001, more than 145 Fortune 1000 companies had licensed our IT asset management software, 16 enterprise software vendors had integrated our software update management service into their offerings, and more than 3,000 customers had purchased third-party software through our software procurement service.

Services and Software

Software Procurement Services

    Our software procurement services are designed to streamline the procurement and delivery of business software. These services simplify complex bundling and pricing options, electronically deliver large software products, and enable real-time pricing and management of volume licenses. Our software procurement services also offer customers online quotations, software evaluations, and convenient payment options. Customers can use our software procurement services to purchase new software and maintenance packages as well as additional licenses, add-on products, and maintenance renewals.

    A key feature of our software procurement services is the delivery of software directly to customers through a sophisticated electronic software delivery ("ESD") engine that includes multi-platform encryption, compression, and multi-server deployment capabilities optimized to meet corporate IT requirements. Intraware's web-based software delivery offers an efficient alternative to costly physical distribution, enabling rapid deployment to multiple sites and eliminating much of the complexity inherent in the enterprise software life cycle.

    Currently, we do not charge for access to our software procurement services. However, we do charge customers for software licenses and maintenance they purchase. The major components of our software procurement services are:

  •
  The Intraware Procurement service allows IT professionals to quickly generate quotes and purchase software in 45 categories from numerous leading software manufacturers, including Allaire Corporation, Computer Associates International, Inc., Interwoven, Inc., iPlanet E-Commerce Solutions, Microsoft Corporation, Novell, Inc., Oracle Corporation, Symantec Corporation, and Vignette Corporation. This service also enables downloads of evaluation copies of selected products. The Intraware Procurement service streamlines the software purchasing process by providing a single point of contact and electronic delivery, thereby helping IT managers reduce the time they would otherwise spend reviewing and interacting with multiple vendors, processing multiple invoices, and waiting for packaged software to arrive. Our selection of top-tier business software products, our pricing wizards, our buying systems, and our leading ESD engine are all tailored to enterprise business practices and requirements.

  •
  The Intraware Volume Licensing service enables customers to efficiently price, purchase and manage volume licenses for business software. It allows customers to generate "what if" scenarios to explore existing volume discounts offered by participating vendors and to optimize purchases for maximum savings. Customers may also use the service to take advantage of their existing volume discount agreements with participating vendors. The Intraware Volume Licensing service allows customers to consolidate their software licenses on a personalized web site that maintains their purchasing history and is regularly updated to include the latest prices and program policies. All of these features help to simplify the otherwise complex task of managing volume licensing programs from multiple vendors, helping customers to apply those programs efficiently to their businesses and minimize processing errors. This service currently supports the Allaire Corporation Open License Program, Computer Associates International, Inc. Open License Program, the iPlanet E-Commerce Solutions Charters Program, the Microsoft Corporation Open License Program, and the Novell, Inc. Volume License Agreement.

Software Update Management Services

    Our software update management services allow customers to keep their software current using a personalized, proactive online system. The system sends an email notification to the end-users whenever an update, bug fix, or patch becomes available for a supported software application licensed through Intraware. End-users can download those updates, as well as past releases for their software, at any time from their secure, personalized online software archives. These archives also give end-users access to download logs, software assets, and administrative tools, and enable them to communicate with other personnel in their companies about important download information.

    Our software update management services are offered in two different configurations:

  •
  The Intraware SubscribeNet service is our basic software update management service. It gives all customers of our Intraware Procurement service a personalized online account, with all of the features and benefits described above, to manage all software licensed through Intraware. This service is offered at no additional charge to our Intraware Procurement customers.

  •
  The Intraware SubscribeNet OEM service is provided to software manufacturers to enable them to offer all of the features and benefits of the Intraware SubscribeNet service to their own end-users under the software manufacturers' brand names. The Intraware SubscribeNet OEM service is hosted on Intraware's servers, but is integrated into the software manufacturer's web site so that it appears to end-users to be offered by the software manufacturer. Software manufacturers purchase the Intraware SubscribeNet OEM service to help them increase customer satisfaction and retention, generate higher maintenance renewal rates, and save costs by replacing physical distribution of CDs with ESD.

IT Asset Management Software and Services

    Our IT asset management software consists of an extensive and integrated suite of tools to enable companies to track and manage their IT assets physically, contractually and financially.

  •
  The Intraware Argis product suite helps companies manage IT assets throughout their lifecycle—from planning to disposal—to significantly reduce the total cost of ownership. At the core of this product suite is a central repository that contains key ownership information about the customer's assets. Using this repository, the solution enables customers to review a comprehensive ownership inventory of their assets, including associated costs, contractual rights and obligations, and detailed vendor information. The software also allows customers to track and manage IT-specific assets, including hardware, software, telecommunications equipment, and other technology assets that the customer owns, leases, or licenses. The Intraware Argis solution incorporates automated, rules-based workflow between people and interactive workflow between systems, enabling companies to streamline and enforce internal business processes and make those processes more efficient and consistent.

    A key to the ease of use of the Intraware Argis suite is the Intraware ArgisExplorer component. The Intraware ArgisExplorer interface looks and functions like the Microsoft Windows Explorer application, providing a hierarchical, directory-tree style view of every object in the Intraware Argis asset repository. Using Intraware ArgisExplorer, a customer can select any asset, vendor, type of license agreement, or type of asset, and quickly display detailed information about it, including costs, configuration, location, interdependencies, software installations, software licensing, and other information.

    The Intraware Argis suite consists of six key modules:

    •
    The Intraware ArgisChange module is a web-based install, move, add, and change module used in conjunction with the Intraware Argis IT asset management repository to help an organization keep its data current.

    •
    The Intraware ArgisBarcode module provides a flexible, powerful interface that allows asset managers to use their organizations' existing barcoding systems to update and populate the Intraware Argis repository.

    •
    The Intraware ArgisAnalysis module provides extensive planning, forecasting, and budgeting capabilities and automatically accesses the customer's Intraware Argis repository for up-to-the-minute information about historical and forecasted expenditures, accruals, and asset utilization.

    •
    The Intraware ArgisReceive module records the arrival of assets when they are first received, allowing asset managers to track IT assets at the earliest possible point in the asset management lifecycle.

    •
    The Intraware ArgisRelay module is designed to facilitate one-step, real-time workflow between the Intraware Argis repository and other applications in the customer's organization, including help desk, human resources, and enterprise-wide procurement systems.

    •
    The Intraware ArgisRequest module helps organizations support centralized procurement and decentralized requisition, enforce standard configurations, avoid unnecessary purchases, and automate workflow. This module creates and controls users' equipment catalogs, streamlines and records approvals, helps fill users' requests from the customer's current inventory, and manages and tracks user requests for new equipment.

  •
  The Intraware ContractDirector product centrally tracks and manages a company's contracts and negotiations from creation to execution. This contract management repository application enables customers to easily log and access critical contract details, including negotiation status, terms and conditions, detailed cost information, and delivery dates. Its methodology helps ensure that a company's contract information is accurate and reportable, and also enables customers to allocate sufficient time for renegotiation of contract terms. The Intraware ContractDirector product helps organizations easily manage vendors, contracts, and costs by minimizing redundant and inconsistent data, enabling enterprise-wide budgeting and forecasting, consolidating vendor information, and tracking the status of any given contract. This application also shows contractual interrelationships, allowing a customer to easily view which assets are governed by which contracts, track master agreements, lease agreements and service contracts, and keep track of which assets are contractually dependent upon other assets. The Intraware ContractDirector tool can help an organization control costs by alerting it of cancellation windows and contractor deliverable dates, identifying under-utilized assets, identifying service contract and maintenance renewals for obsolete equipment, and avoiding month-to-month rollovers and approvals of duplicate billings.

  •
  The Intraware Content Control product enables organizations to manage their content assets, vendors, contracts, and use privileges by automating workflow and capturing the information in a centralized repository. This product helps companies to make informed business decisions in a timely manner, practice proactive management of its contracts and vendors, and track use privilege information by allowing organizations to link employees to content. The Intraware

    Content Control application features an easy-to-use browser interface similar to Microsoft Windows Explorer. It also is designed to make managing complex processes simple. For example, its workflow functionality automates business processes by automatically notifying key players when an event needs to occur (e.g., a contract needs to be renewed), an event has occurred (e.g., an employee changed departments), or when an event that should have occurred did not (e.g., a vendor has not signed a contract in a timely manner). The Intraware Content Control product is also designed to help companies realize return on investment and cost savings at each stage of content management. For example, it provides organizations with information that can increase their negotiating power with vendors. By storing previously negotiated terms and conditions and consolidating multiple contracts that cover individual sites into a single global contract, the Intraware Content Control application can help companies renegotiate favorable global contracts that result in cost savings.

  •
  Intraware Professional Services include a variety of services, from data conversion to Intraware Argis training, to help ensure customers' success as they implement their Intraware IT asset management software. Intraware offers the following professional services to its IT asset management customers:

  •
  Training and consulting services to help the customer plan, implement, sustain, and improve its asset management initiatives; and

  •
  Data conversion and integration services to assist the customer as it implements Intraware's IT asset management software or expands its asset management activities.

Sales

    We sell our services and software to two major customer types: information technology professionals and software manufacturers. Sales of lower-priced third-party software licenses directly to IT professionals are characterized by relatively short sales cycles. Sales of enterprise-level third-party software licenses and our IT asset management software licenses to IT professionals are characterized by longer sales cycles. Sales of our Intraware SubscribeNet OEM service to software manufacturers also tend to be characterized by longer sales cycles.

Sales to Information Technology Professionals

    Intraware has a direct sales force that includes inside sales and field sales. The inside sales personnel work principally over the telephone and are focused primarily on building initial relationships with corporate customers, executing smaller orders for software, and generating opportunities for sales of software licenses and Intraware services by Intraware's field sales force. Our field sales representatives interact directly with information technology decision-makers at large corporations to promote both our services and our software vendors' products, often in coordination with our software vendors' sales representatives.

    Intraware's regional sales teams consist of field and inside sales professionals and dedicated systems engineers who provide a high level of strategic technical support to their customers. In addition to its sales headquarters in Emeryville, California, Intraware has established sales offices in eight major cities in the United States: Boston, Massachusetts; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; Denver, Colorado; Los Angeles, California; New York, New York; and Pittsburgh, Pennsylvania. Intraware's sales to information technology professional customers have grown as a result of its coordinated sales effort, combining the benefits of online sales opportunities with a direct sales force.

    Our sales teams sell our vendors' software products and our IT asset management products to IT professionals. Of these, sales of enterprise-level vendor software licenses and of our IT asset management products tend to be characterized by longer sales cycles than sales of lower-end vendor software licenses. We attribute these longer cycles to the relatively large dollar amounts that these sales typically involve.

Sales to Software Vendors

    We sell our Intraware SubscribeNet OEM service to software vendors through our field sales force. Software vendors use this service to outsource to us the electronic delivery and management of their software updates to their customers. The sales cycle for this service is lengthy, as our sales efforts must target the software vendors' marketing, sales, customer satisfaction, operations and general management professionals at the executive level. Also, many of the features of this service must be tailored to the specific requirements of the software vendors.

Alliances with Software Manufacturers for Distribution of their Software and Maintenance Services

    Distribution alliances with software manufacturers are an integral part of Intraware's sales strategy. Intraware has established relationships with each of the vendors whose products are offered through our Intraware Procurement service. We select vendors based on their appeal to our targeted customer base of IT professionals focused on web-enabling technologies. Key software vendors include Allaire Corporation, Computer Associates International, Inc., Interwoven, Inc., IBM Corporation, iPlanet E-Commerce Solutions, Macromedia, Inc., Novell, Inc., PeopleSoft, Inc., Symantec Corporation, and Vignette Corporation.

Marketing

    Our central marketing goal is to attract and retain customers for our services and software. We target our marketing efforts to the IT professional community in mid-to-large corporations and government agencies. We use an integrated approach of targeted advertising and promotions, and general brand-awareness campaigns, to stimulate demand for our web-based services and generate sales leads for our direct sales force. We also target marketing efforts to the software developer community, with a focus on acquiring the rights to distribute electronically the most innovative web and ecommerce software technologies.

    We employ a variety of marketing tools to achieve these goals. We have an active public relations program that helps maintain press coverage of the company and secure invitations to present at IT industry events. Our print, online and wireless advertising campaigns are designed to target IT professionals and educate them on our innovative solutions to the complex problems they face. We distribute Intraware NetInsights, our weekly email newsletter containing web technology news and product information, to over 80,000 IT professionals and other registered users. Our arrangements with business software vendors to electronically deliver their software updates to their customers often give us co-branding rights that help us penetrate highly qualified market segments. We also use trade shows, online and offline seminars, direct mail, online promotions, and regional marketing to further our marketing goals of expanding our customer base, attracting software vendor partners and heightening awareness of the "Intraware" brand.

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

Strategic Relationship with iPlanet E-Commerce Solutions

    We have established a strategic relationship with iPlanet E-Commerce Solutions, an alliance between Sun Microsystems, Inc. and Netscape Communications Corporation, as described below:

Electronic Software Distribution

    On August 31, 1999, we signed a Channel Agreement with Sun, which allows us to electronically distribute iPlanet E-Commerce Solutions software products in the United States and Canada. The current term of this agreement will expire on June 30, 2001. On January 21, 2000, we signed a separate Channel Agreement with Sun Microsystems Limited, which allowed us to electronically distribute iPlanet software products in the United Kingdom. The term of that agreement expired on March 31, 2001. Under the North American Channel Agreement we purchase, and under the U.K. Channel Agreement we purchased, iPlanet products under standard reseller terms on a per unit basis.

Intraware SubscribeNet OEM and Electronic Fulfillment Services

    On October 20, 1998, we entered into, and on March 1, 1999 we amended, a Services Agreement with Netscape for our provision of the Intraware SubscribeNet OEM software update and license management service, and other maintenance services, to Netscape's customers worldwide for the entire Netscape product line. This agreement is no longer in effect and has been replaced by our Services Agreement with Sun.

    On July 1, 1999, we entered into a Services Agreement with Sun for our provision of the Intraware SubscribeNet OEM service and other maintenance services to Sun for the entire iPlanet product line. Effective July 1, 2000, we entered into a separate agreement with Sun to provide a number of additional services to Sun, including electronic delivery of iPlanet software to fulfill initial software licenses purchased by customers directly from iPlanet (the "Fulfillment Service"). On December 17, 2000, Intraware and Sun amended the Services Agreement to include the Fulfillment Services and to extend that Agreement through June 30, 2003, although Sun may terminate that Agreement without cause after June 30, 2002. Sun serves as a key customer reference for the Intraware SubscribeNet OEM service.

Merger

    On July 12, 2000, we completed our acquisition of Janus Technologies, Inc., a privately held company. We paid approximately $20.6 million in our stock for Janus. Janus had developed and brought to market an industry-leading suite of IT asset management software applications. Those applications have in turn formed the foundation for our IT asset management product offering and have helped us establish a leadership position in the IT asset management software market.

Competition

    Each of the markets in which we compete—business software reselling, electronic software delivery, and IT asset management software—is young, rapidly evolving and intensely competitive, and Intraware expects competition to intensify in the future. Today we believe that we compete effectively in the business software reselling market as a result of our relationships with software manufacturers, and in the ESD market as a result of our early deployment of a centralized, high-capacity, Internet-enabled ESD solution, and in the IT asset management market as a result of our IT-focused functionality and our interoperability with different platforms and software applications. In addition, there are significant barriers to entry today in each of these businesses. In the business software reselling market, the principal barrier is the formation of effective commercial relationships with software manufacturers and customers. In the ESD market, the principal barriers are the development or licensing of a reliable ESD engine and the building out of sufficient network bandwidth. In the IT asset management software market, the principal barrier to entry is the research and development required to create the software. Nevertheless, despite these barriers to entry we have substantial competitors in each of these business areas and expect additional competitors to overcome these barriers and enter each of these markets.

    Our current and potential competitors in the market include generally the following four categories of companies:

  •
  software relicensors, including both those which distribute online and those which distribute in traditional media;

  •
  software publishers which license their software directly to customers in addition to reselling their software through us;

  •
  software update and license management services and technology providers; and

  •
  asset management software developers and service providers.

    Our competitors may operate in one or more of these areas.

    In the software distribution area, we currently compete primarily with traditional software relicensors, other online software relicensors, and software publishers that license their software directly to end-users. In the online market, we compete with companies that distribute software products through the Internet as well as software publishers that maintain commercial web sites through which they license their software directly to end-users online. We also compete indirectly with application service providers, which allow end-users to use software online without buying a license for or installing the software, and with other providers of electronic commerce solutions. We believe we are well positioned to compete in this area, given the breadth of our business software offering, our relationships with key business software publishers, and our complementary services. However, as the market for business software has deteriorated in recent months, sales opportunities have diminished, and there can be no assurance that this trend will not continue, or that consumer-focused relicensors and other retail enablers will not move more aggressively into the business market, or that corporate relicensors will not implement more robust online commerce efforts, any of which could adversely affect our competitive position in this area.

    In the update and license management market, we primarily compete with other electronic software and content delivery providers, and with software vendors that do not outsource these services. Principal competitive factors in this market include:

  •
  the performance, features and functionality of the ESD technology;

  •
  the comprehensiveness of the services offered; and

  •
  the existing relationships software vendors have with their customers.

    We believe we compete effectively with respect to each of these factors.

    In the IT asset management software area, we primarily compete with other publishers of asset management software. Principal competitive factors in this market include:

  •
  the features and functions of the respective software offerings;

  •
  the degree to which a software package is targeted to a particular segment of the asset management market (e.g., IT asset management); and

  •
  the interoperatility of the software package with other platforms and software applications.

    We believe we compete effectively with respect to each of these factors where the customer is seeking an asset management solution specifically for IT, but less effectively where the customer is seeking an asset management solution for a broader class of assets.

    Certain factors affect our ability to compete in all of the above business segments. Many of our competitors have longer and more profitable operating histories, significantly greater financial and other resources, wider name recognition, and a larger installed base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than we could to new or emerging technologies and changes in customer requirements. In addition, many of our competitors have existing relationships with divisions of Intraware's current or potential customers, and may be able to leverage their existing relationships to discourage these customers from purchasing additional Intraware products or persuade them to replace Intraware products with their products.

Intellectual Property, Proprietary Rights and Licenses

    Our ability to compete and continue to provide technological innovation is substantially dependent upon internally developed technology. Internally developed applications include the externally branded services and products listed under the heading "Services and Software" above. We currently hold two patents and one patent application for which we have received a notice of allowance from the U.S. Patent and Trademark Office. These patents cover software and methods for transacting commerce over the web. While we rely on patent, copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology. We are aware that certain other companies are using or may have plans to use in the future the name "Intraware" as a company name or as a trademark or service mark. While we do not believe we have infringed any rights and we have received no notice of any claims of infringement from any of those companies, and we own registrations for the "Intraware" trademark in the United States and in other countries, we can make no assurance that certain of these companies may not claim superior rights to "Intraware" or other marks used in our business.

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

    In addition, we sell certain high encryption software domestically. Federal regulations restrict exportation of these types of encryption software to certain countries, types of recipients, and specific end-users. We have established internal procedures to help ensure that the high encryption software is not sold in violation of Federal export laws and regulations. However, if these procedures are not followed by our personnel, or are otherwise circumvented, resulting in our sale of high encryption software to a prohibited foreign customer, then we could be at risk for sanctions under these federal export regulations.

Employees

    As of April 30, 2001, we had 202 full-time employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

WE HAVE NEGATIVE CASH FLOW AND MAY NOT HAVE SUFFICIENT CASH TO EFFECTIVELY MANAGE OUR WORKING CAPITAL REQUIREMENTS AND FUND OUR OPERATIONS FOR THE PERIOD REQUIRED TO ACHIEVE PROFITABILITY.

    We have limited cash and credit available, and may be unable to raise additional financing or establish additional lines of credit. As of April 30, 2001, we had approximately $4.8 million of cash and cash equivalents of which $1.8 million was restricted in use. We owe $3.3 million in callable debt under a commercial bank line of credit that expired on April 29, 2001. We also have irrevocable letters of credit that have not currently been drawn upon and carry a combined limit of $1.8 million. We are seeking an extension, replacement or restructuring of that line of credit. We are also seeking a waiver of breaches by us of covenants under that line of credit. Any demand by the lender for repayment of that $3.3 million in callable debt before we have secured a new line of credit would have a substantial and immediate adverse effect on the company. We may not be able to secure a new line of credit on terms acceptable to us before our current lender demands repayment of the $3.3 million. We also may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing. Such financing may not be available on reasonable terms, and if available such additional financing may dilute current shareholders.

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND WE MAY NOT EVER BECOME PROFITABLE.

    We have not achieved profitability, expect to incur net losses at least through our fiscal year ending February 28, 2002 and may not ever become profitable in the future. We incurred net losses attributable to common stockholders of $68.4 million for the year ended February 28, 2001, $28.0 million for the year ended February 29, 2000, and $15.0 million for the year ended February, 28, 1999. As of February 28, 2001, we had an accumulated deficit of approximately $107.7 million. Net losses have increased for most of our quarters since inception and we cannot assure you this trend will not continue. We will need to generate significant additional online services and technology revenues and/or reduce operating costs to achieve and maintain profitability.

    We were founded in August 1996, and are an early stage company. We have a limited operating history that makes it difficult to forecast our future operating results. Although our revenues have grown in most of our recent quarters, we cannot be certain that such growth will continue or that we will achieve sufficient revenues for profitability. If we do achieve profitability in any period, we cannot be certain of continued or increased profitability on a quarterly or annual basis.

WE HAVE RECENTLY EXPERIENCED WEAKENING DEMAND FOR OUR THIRD-PARTY SOFTWARE AND OUR SUBSCRIBENET SERVICE.

    Since the beginning of the current calendar year, we have experienced weakening demand for the third-party software that we resell and for our Intraware SubscribeNet OEM service. Several other computer software and hardware manufacturers have recently reported sharp reductions in demand for their sales growth. We may experience similar sharp reductions in demand for our products and services and in our revenue growth, which would have an immediate and adverse effect on us.

WE ARE SUBSTANTIALLY DEPENDENT ON IPLANET E-COMMERCE SOLUTIONS AND THE TERMINATION OF THIS RELATIONSHIP WOULD HAVE A SUBSTANTIAL, IMMEDIATE ADVERSE EFFECT ON OUR BUSINESS.

    For the year ended February 28, 2001, we generated approximately 81% of our software product revenues from the sale of iPlanet E-Commerce Solutions software, and approximately 23% of our online service and technology revenues from the provision of Intraware SubscribeNet OEM services to iPlanet. As a result, transactions with iPlanet and the sale of iPlanet products accounted for approximately 70% of our total revenues in the year ended February 28, 2001. Our agreement for resale of iPlanet products will expire on June 30, 2001, and we cannot assure you that the term of that agreement will be extended or that a replacement agreement will be executed. If the existing agreement for resale of iPlanet products were not extended or replaced, or iPlanet otherwise limited or discontinued selling its software through us, our business would be materially adversely affected.

    We provide online software update and license management services to iPlanet customers through our Intraware SubscribeNet OEM service under an agreement that expires on June 30, 2003. We cannot assure you that this agreement will be extended after June 20, 2003 or that it will not be terminated after June 30, 2002. Substantially all of our Intraware SubscribeNet revenues to date have been generated through this iPlanet contract, and our failure to extend this contract at the end of its current term could have a material adverse effect on our Intraware SubscribeNet revenues and on our business as a whole.

    If iPlanet chose to offer its own electronic software delivery, tracking, maintenance or other services, which it is permitted to do under the current agreements, it would have a substantial and immediate adverse effect on our business, results of operations and financial condition.

IF WE FAIL TO MEET NASDAQ NATIONAL MARKET LISTING REQUIREMENTS, OUR COMMON STOCK WILL BE DELISTED

    Our Common Stock is currently listed on the Nasdaq National Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq National Market. If we continue to experience losses from our operations or we are unable to raise additional funds, we might not be able to maintain the standards for continued quotation on the Nasdaq National Market, including the minimum bid price requirement of $1.00 and minimum net tangible assets of $4 million. Although our net tangible assets were $15.0 million as of February 28, 2001, and $14.4 million as of April 30, 2001, the minimum bid price for our Common Stock has been below $1.00 on several occasions recently. If as a result of the application of these listing requirements, our Common Stock were delisted from the Nasdaq National Market, our stock would become harder to buy and sell. Further, our stock could then potentially be subject to what are known as the "penny stock" rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq National Market, the ability or willingness of broker-dealers to sell or make a market in our Common Stock might decline. As a result, your ability to resell your shares of our Common Stock could be adversely affected.

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

    We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results have fallen below the expectations of public market analysts and investors in the past. It is likely that in some future quarter our operating results will again be below the expectations of public market analysts and investors and as a result, the price of our Common Stock will fall. Our operating results have varied widely in the past, and we expect that they will continue to vary significantly from quarter to quarter due to a number of risk factors, including:

  •
  demand for our online services and technology and the products of our software vendors;

  •
  the timing of sales of our online services and technology and the products of our software vendors;

  •
  aggressive cost management in the sales, marketing, product development and support areas;

  •
  loss of strategic relationships with major software vendors;

  •
  the mix of our proprietary online services vs. software products sold;

  •
  delays in introducing our online services or our vendors' software products according to planned release schedules;

  •
  our ability to retain existing customers and attract new customers;

  •
  changes in our pricing policies or the pricing policies of our software vendors;

  •
  changes in the growth rate of Internet usage and acceptance by customers of electronic software delivery for large software purchases, particularly for international customers;

  •
  technical difficulties, system failures or Internet downtime;

  •
  certain government regulations;

  •
  our ability to upgrade and develop our information technology systems and infrastructure;

  •
  costs related to acquisitions of technology or businesses; and

  •
  general economic conditions as well as those specific to the Internet and related industries.

    While gross margins on revenues derived from our software product sales have generally increased year-over-year during the past three years, they have decreased quarter-over-quarter in certain quarters during this period, and we cannot assure you that year-over-year increases will continue. Also, as we have shifted a larger proportion of our sales and marketing resources toward our higher margin IT asset management products and Intraware SubscribeNet OEM services, we have experienced and may continue to experience one or more quarters of reduced sales of third-party software products. Any shortfall in our gross revenues could affect the market price of our Common Stock.

    Our operating expenses, which include sales and marketing, product development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. If revenues fall below our expectations and we are not able to quickly reduce our spending in response, our operating results would be adversely affected.

OUR ONLINE SERVICES AND TECHNOLOGY MAY NOT BE ABLE TO GENERATE ANTICIPATED REVENUES.

    Our strategy for achieving profitability assumes significant revenue growth from our online services and technology, principally our IT asset management products and Intraware SubscribeNet OEM service. However, we have only recently acquired our IT asset management products, and therefore have a limited history on which to base sales projections for these products. We cannot assure you that these products will result in additional customers and customer loyalty, significant additional revenues or improved operating margins in future periods. Additionally, we cannot assure you that software vendors will continue to find it strategically or economically justifiable for us to deliver the Intraware SubscribeNet OEM service to their customers.

    For the year ended February 28, 2001, revenues from online services and technology totaled only $23 million, which constituted 19% of our total revenues for that period. These products and services are not only important to improving our operating results but also to continuing to attract and retain both our software vendor and corporate information technology professional customers, and in differentiating our online service offerings from those of our competitors.

OUR INDUSTRY IS HIGHLY COMPETITIVE AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO EFFECTIVELY COMPETE.

    The market for selling software products and related online services is highly competitive. We expect competition to intensify as current competitors expand and improve their product offerings and new competitors enter the market. We have experienced, and expect to continue to experience, price competition on our software sales, particularly on large sales transactions. We have also experienced, and expect to continue to experience, competition from direct sales by software vendors whose products we resell. We cannot assure you that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not adversely affect our business and results of operations.

    Our current competitors include a number of companies offering one or more solutions for the researching, evaluation, purchase, deployment, maintenance and management of, and training on, business software, as well as the management of information technology assets. We expect additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a significant adverse effect on our business and results of operations.

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

    Our future success will depend in large part on broadened acceptance by information technology professionals of electronic software delivery as a method of buying business software. If electronic software delivery does not achieve widespread market acceptance, our business will be adversely affected. Electronic software delivery is a relatively new method of distributing software products and the growth and market acceptance of electronic software delivery is highly uncertain and subject to a number of risk factors. These factors include:

  •
  the potential for state and local authorities to levy taxes on Internet transactions;

  •
  the unavailability of sufficient network bandwidth to enable purchasers to rapidly download software;

  •
  the limited number of software packages that are available for purchase through electronic software delivery as compared to those available through traditional delivery methods;

  •
  the unfamiliarity of customers with the process of downloading software; and

  •
  concerns about the ease of such a process and about transaction security.

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

FAILURE TO EXPAND INTERNET INFRASTRUCTURE COULD LIMIT OUR FUTURE GROWTH.

    The recent growth in Internet traffic has caused frequent periods of impaired performance, and if Internet usage continues to grow rapidly, its infrastructure may not be able to support these demands and its performance and reliability may decline. If outages or delays on the Internet occur frequently or increase in frequency, overall web usage including usage of our web site in particular could grow more slowly or decline. Our ability to increase the speed and scope of our services to customers is ultimately limited by and dependent upon the speed and reliability of both the Internet and our customers' internal networks. Consequently, the emergence and growth of the market for our services is dependent on improvements being made to the entire Internet as well as to our individual customers' networking infrastructures to alleviate overloading and congestion.

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

WE MAY NOT BE ABLE TO RETAIN SALES, MARKETING AND SUPPORT PERSONNEL THAT WE NEED TO SUCCEED.

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

    Our future success depends upon the continued service of our executive officers and other key technology, sales, marketing and support personnel and most of our officers or key employees are not bound by an employment agreement for any specific term. If we lost the services of one or more of our key employees, or if one or more of our executive officers or employees decided to join a competitor or otherwise compete directly or indirectly with us, this could have a significant adverse effect on our business. In particular, the services of Peter Jackson, Chief Executive Officer, Frost Prioleau, President, Paul Martinelli, Chief Technology Officer and James Brentano, Executive Vice President of Technology, would be difficult to replace.

FUTURE ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

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

WE FACE RISKS OF CLAIMS FROM THIRD PARTIES FOR INTELLECTUAL PROPERTY INFRINGEMENT THAT COULD ADVERSELY AFFECT OUR BUSINESS.

    Our services operate in part by making software products and other content available to our customers. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with vendors. Any claims could result in costly litigation and be time-consuming to defend, divert management's attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements. These claims could be made for defamation, negligence, patent, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of these materials.

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

A DISASTER COULD SEVERELY DAMAGE OUR OPERATIONS.

    We do not have a complete disaster recovery plan in effect and do not have fully redundant systems for our service at an alternate site outside of California. A disaster could severely damage our business and results of operations because our service could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems, all of which are located at our facility in Orinda, California and at an offsite location managed by a third party in Santa Clara, California. Orinda and Santa Clara exist on or near known earthquake fault zones. Although the outside facility, which hosts our primary web and database servers, is designed to be fault tolerant, the system is vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. Although we maintain insurance against fires, floods, earthquakes and general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

    California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. Our online services are provided entirely from California and most of our sales, product development and administrative operations, and internal computer networks, are based in California. Our online services have alternate sources of power, including battery and generator backup, that are designed to keep these services fully operational for a limited time period in the event of a blackout. However, the backup power systems in place for our California-based sales, product development and administrative operations are designed to keep these operations functioning on only a very limited basis in the event of a blackout. In addition, our current insurance may not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we may be temporarily unable to continue normal operations at one or more of our facilities. Any such interruption in our ability to continue normal operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

    Furthermore, due in part to a shortage of supply, wholesale prices for energy have skyrocketed in California over the past year. If wholesale prices stay at current levels or continue to increase, our operating expenses will increase, as our principal facilities are located in California.

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

    Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. It appears that additional laws and regulations regarding protection of privacy on the Internet will be adopted at the state and federal levels in the United States. The European Union has enacted its own data protection and privacy directive, which required all 15 European Union Member States to implement laws relating to the processing and transmission of personal data. We must comply with these new regulations in both Europe and the United States, as well as any other regulations adopted by other countries where we may do business. We must also comply with U.S. export controls on software generally and encryption technology in particular. The growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. Compliance with any newly adopted laws may prove difficult for us and may negatively affect our business.

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

ITEM 2. PROPERTIES

    We rent approximately 20,000 square feet of office space located in Orinda, California under a lease expiring in April 2002, with a renewal option for an additional year. We also rent approximately 40,000 square feet of office space in Emeryville, California, under a lease expiring in March 2003, approximately 6,000 square feet of which we sublet to third parties and approximately 18,000 square feet of which is unoccupied. We are currently in the process of finding new tenants to either sublet or take assignment of the leases for the unoccupied space. We also occupy approximately 18,000 square feet of office space in Pittsburgh, Pennsylvania, under a lease expiring July 2004. We have assigned to a third party our rights and obligations as tenant under a lease expiring in August 2005 for 8,000 square feet in Fremont, California, but the landlord under that lease continues to have recourse against us for any breach of that lease by the new tenant. We have additional field sales offices in Boston, Massachusetts; Chicago, Illinois; Cleveland, Ohio; Denver, Colorado; Newport Beach, California; and New York, New York.

ITEM 3. LEGAL PROCEEDINGS

    On April 6, 2001, Milinx Business Services, Inc. and Milinx Business Group Inc. filed a Writ of Summons and Statement of Claim in the Supreme Court of British Columbia, Canada, against Intraware Canada, Inc., our wholly-owned subsidiary, as well as against Burntsand Inc., Netergy Networks, Inc., Netscape Canada, Inc., and Sun Microsystems, Inc. The claim arises out of Intraware's alleged involvement in the supply of hardware and software packages to Milinx. Milinx alleges the defendants made representations regarding the current and future capabilities and features of the Netergy and Sun/Netscape software and other system components, and that those representations were not true. The claim seeks a return of US$1,548,385 paid to Intraware, a return of Cdn$56,350 (approximately US$36,690) paid to Netergy Canada, Inc., as well as additional damages of approximately US$41,000,000. Milinx claims that the five defendants held themselves out as "partners" and therefore are jointly and severally liable for all damages. At the time Milinx filed its claim, Intraware was pursuing collection proceedings against Milinx for approximately US$250,000 in unpaid fees. We intend to deny any liability to Milinx and to defend the claim vigorously.

    From time to time, we are party to various other legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Our management has reviewed those other pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on our financial condition or results of operations.

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

    Intraware's Common Stock has been traded on the Nasdaq National Market under the symbol "ITRA" since February 26, 1999. The following table reflects the range of reported high and low sale prices for the Common Stock for the periods indicated.

	High	Low
For the quarter ended
February 28, 2001	$4.25	$1.00
November 30, 2000	13.38	2.63
August 31, 2000	12.44	5.25
May 31, 2000	77.88	10.13
For the quarter ended
February 29, 2000	99.00	29.25
November 30, 1999	40.50	16.38
August 31, 1999	28.00	14.88
May 31, 1999	52.38	16.00

    On April 30, 2001, the last reported sale price for the Common Stock on the Nasdaq National Market was $1.30 per share. As of April 30, 2001, Intraware estimates that there were approximately 506 holders of record of Intraware Common Stock and a substantially greater number of beneficial owners.

    On January 12, 2001, we redeemed all of our outstanding Series A, Series B, and Series C Preferred Stock, in exchange for the payment of $7.5 million, the issuance of 750,000 shares of our Common Stock to the preferred stockholders, and the reset of the exercise price of the warrants that were previously issued to the preferred stockholders to purchase up to 346,967 shares of our Common Stock. Please see Note 7 of Notes to Intraware Consolidated Financial Statements for a description of the revised exercise terms of the warrants. In effecting this redemption we relied on the exemption from registration provided by Section 4(2) of the Securities Act based upon the limited number of stockholders, their institutional nature and their representations to us.

    On January 16, 2001, we issued an aggregate of 2,872,922 shares of a new class of Series A Preferred Stock, and warrants to purchase 287,284 shares of our Common Stock, to investors in exchange for aggregate proceeds of $5.2 million. The investors included the chairman of our Board of Directors, Mark B. Hoffman, and two other members of our Board of Directors, John V. Balen, and Ronald E. F. Codd. In issuing the Preferred Stock and the warrants, we relied on the exemption provided by Section 4(2) of the Securities Act based on the limited number of investors and on representations of such investors. Please see Note 7 of Notes to Intraware Consolidated Financial Statements for a description of the conversion provisions of the Preferred Stock and the exercise terms of the warrants.

ITEM 6. SELECTED HISTORICAL FINANCIAL INFORMATION

    The following tables present selected historical financial information for Intraware. This information has been derived from their respective consolidated financial statements and notes, some of which are included elsewhere in this annual report. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and are qualified by reference to the consolidated financial statements and notes thereto and appearing elsewhere in this annual report. The consolidated statement of operations data set forth below for the years ended February 28, 2001, February 29, 2000, and February 28, 1999, and the consolidated balance sheet data at February 28, 2001 and February 29, 2000, are derived from, and are qualified by reference to, the audited consolidated financial statements of Intraware included elsewhere in this annual report. The consolidated statement of operations data for the year ended February 28, 1998 and for the period from August 14, 1996 to February 28, 1997 and the balance sheet data at February 28, 1999, 1998 and 1997 are derived from audited consolidated financial statements of

Intraware which are not included or incorporated by reference in this annual report. The historical results are not necessarily indicative of results to be expected for any future period.

	For the Years Ended
	February 28, 2001	February 29, 2000	February 28, 1999	February 28, 1998	August 14, 1996 (inception) through February 28, 1997
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Software product sales	$98,809	$84,495	$34,741	$10,383	$6
Online services and technology	23,027	12,419	3,827	61	—

Total revenues	121,836	96,914	38,568	10,444	6

Cost of revenues:
Software product sales	80,417	72,380	29,665	8,348	5
Online services and technology	4,773	2,002	789	11	—

Total cost of revenues	85,190	74,382	30,454	8,359	5

Gross profit	36,646	22,532	8,114	2,085	1

Operating expenses
Sales and marketing	37,564	32,042	15,823	4,256	332
Product development	19,632	9,788	3,778	2,130	589
General and administrative	20,451	8,883	3,585	1,752	614
Restructuring	8,860	—	—	—	—
Merger & acquisition related costs including amortization of intangibles	8,545	2,457	—	—	—

Total operating expenses	95,052	53,170	23,186	8,138	1,535

Loss from operations	(58,406)	(30,638)	(15,072)	(6,053)	(1,534)
Interest expense	(660)	(118)	(198)	(103)	(13)
Interest and other income and expenses	675	2,805	246	123	40

Net loss	(58,391)	(27,951)	(15,024)	(6,033)	(1,507)
Redeemable convertible preferred stock accretion to redemptive value and decreased dividend due to beneficial conversion feature	(10,026)	—	—	—	—
Net loss attributable to common stockholders	$(68,417)	$(27,951)	$(15,024)	$(6,033)	$(1,507)

Basic and diluted net loss per share attributable to common stockholders(1)	$(2.57)	$(1.14)	$(3.00)	$(2.64)	$(1.65)

Weighted average shares — basic and diluted (1)	26,647	24,532	5,002	2,285	911

	February 28, 2001	February 29, 2000	February 28, 1999	February 28, 1998	February 28, 1997
			(in thousands)
Balance Sheet Data:
Cash and cash equivalents and investments	$7,046	$46,885	$2,832	$1,568	$1,882
Working capital (deficit)	(7,635)	13,564	(646)	485	1,623
Total assets	80,227	131,112	36,663	16,578	2,710
Other long term obligations	3,339	399	168	105	198
Redeemable convertible preferred stock	4,666	—	—	—	—
Total stockholders' equity	$18,428	$50,603	$1,668	$1,663	$2,204

Note:	All historical information has been restated to reflect the acquisition of Internet Image, Inc. on December 7, 1999, which was accounted for as a pooling of interests. See Note 10 of the Notes to the Consolidated Financial Statements for further information concerning acquisitions. With respect to the calculation of basic and diluted net loss per share attributable to common stockholders and weighted average shares, Note 1 of Notes to Consolidated Financial Statements provides an explanation of the determination of the weighted average shares used to compute net loss per share.
(1)	The Company has not paid cash dividends on its Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, and statements regarding our reliance on third parties. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those discussed in "risk factors" in item 1 above and elsewhere in this annual report on Form 10-K.

Intraware Overview

    Intraware, Inc. was incorporated in Delaware on August 14, 1996. We are a leading provider of integrated solutions that enable corporations to effectively manage IT resources. Our services and software optimize the purchase, delivery, maintenance, and management of technology resources, to help reduce the total cost of ownership of technology assets and accelerate the return on investment in those assets.

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

    Online services and technology revenue results primarily from three types of arrangements. First, it results from the licensing of Intraware's proprietary software products to companies that use those products to provide web-based services to their customers or that use the products internally; such revenue is recognized when there is evidence of an arrangement for a fixed and determinable fee that is probable of collection and the software is available for customer download through our web site. Second, it results from software maintenance outsourcing arrangements with third-party software vendors delivered through our Intraware SubscribeNet OEM service; such revenues are recognized ratably over the service period. Third, it results from professional services from proprietary software integration and data conversion; such revenues are recognized as services are performed.

    On April 2, 2001, we entered into an agreement to raise a net $3.2 million in additional financing through the sale of a new class of Series B Preferred Stock and warrants to institutional and individual investors. Under the terms of this financing, we issued an aggregate of 360,000 shares of Preferred Stock for an aggregate sale price of $3.6 million and net receipts of $3.2 million after fees and expenses. We also issued warrants to purchase 720,000 shares of our Common Stock with an exercise price of $1.125, the closing bid price of our Common Stock on the trading day prior to the closing of the financing. Each share of Preferred Stock is convertible into ten shares of Common Stock at the election of the holder and entitles the holder to a liquidation preference equal to the amount of the original investment, in the event of a liquidation, winding-up or dissolution of the company. The Preferred Stock carries anti-dilution protections requiring a full adjustment of the conversion price to any lower price at which stock is sold by us to investors during the three months following the closing, and a weighted-average adjustment of the conversion price based on any sale of stock by us to investors during the subsequent nine month period. The Preferred Stock does not carry a dividend and beginning one year after closing will not be subject to adjustments to the conversion ratio, except for proportional adjustments in the event of a split or combination of the Common Stock. We have agreed to file with the SEC, within 180 days of the closing of the financing, a registration statement to register the resale of the Common Stock issuable upon conversion of the Preferred Stock or exercise of the warrants. The new class of Series B Preferred Stock entitles the holders to elect a director to our Board of Directors.

    We have a limited operating history upon which investors may evaluate our business and prospects. Since inception, we have incurred significant losses, and, as of February 28, 2001, had an accumulated deficit of approximately $108 million. We expect to incur additional losses at least through our fiscal year ending February 28, 2002, and continued negative cash flow at least through our fiscal quarter ending May 31, 2001. There can be no assurance that our sales will increase or continue at their current level. There also can be no assurances that we will achieve or maintain profitability or generate cash from operations in future periods. Our future must be considered in light of the risks frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as e-commerce. To address these risks, we must, among other things, maintain existing and develop new relationships with software publishers, continue to improve existing and develop new services, implement and successfully execute our business and marketing strategy, continue to develop and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks and the failure to do so would have a material adverse effect on our business, financial condition and results of operations. Our current and future expense levels are based largely on our planned operations and estimates of future sales. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast, particularly in the current business environment. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales would have an immediate adverse effect on our business, financial condition and results of operations. In view of the rapidly evolving nature of our business and our limited operating history, we are unable to accurately forecast our sales and believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Results of Operations

Total Revenue

    Revenue increased to $121.8 million for the year ended February 28, 2001 from $96.9 million for the year ended February 29, 2000, and $38.6 million for the year ended February 28, 1999. In addition, for the year ended February 28, 2001, product revenue accounted for $98.8 million or 81% of revenue, while online service and technology revenue accounted for $23.0 million or 19% of revenue.

    Revenue growth was due to the expansion of our customer base, a more experienced sales force and maturation of our sales process, and increased customer demand for products and services and in fiscal year 2001 due to our acquisition of revenue generating product line through our acquisition of Janus Technologies, Inc.

Cost of Revenues

    Total cost of revenues increased to $85.2 million for the year ended February 28, 2001 from $74.4 million for the year ended February 29, 2000 and $30.5 million for the year ended February 28, 1999. This increase in total cost of revenues was primarily attributable to increases in the volume of third-party software and maintenance products that we sold.

    Our gross margin increased to 30.1% for the year ended February 28, 2001 from 23.2% for the year ended February 29, 2000 and 21.0% for the year ended February 28, 1999.

    Costs of revenue primarily consist of the cost of third-party products sold, content development and acquisition, and Internet connectivity. We purchase third-party products at a discount to the third-party's established list prices according to standard reseller terms. The increase in the cost of revenue dollars was primarily due to higher product and service sales. The margin percentage increase primarily reflects our focus on the sale of our own online services and technology, which generate a higher gross margin than third-party software sales, as well as our focus on higher margin sales transactions for third-party software.

Sales and Marketing Expenses

    For the year ended February 28, 2001, sales and marketing expenses were $37.6 million or 30.8% of revenue, an increase from $32.0 million or 33.1% of revenue for the year ended February 29, 2000, and $15.8 million or 41.0% of revenue for the year ended February 28, 1999.

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

Product Development Expenses

    For the year ended February 28, 2001, product development expenses were $19.6 million or 16.1% of revenue, an increase from $9.8 million or 10.1% of revenue for the year ended February 29, 2000, and $3.8 million or 9.8% of revenue for the year ended February 28, 1999.

    Product development expenses primarily consist of personnel, consulting and equipment depreciation expenses. Costs related to research, design and development of products and services have been charged to product development expense as incurred. The increase was primarily due to the integration of Janus Technologies, Inc. into Intraware and the associated growth of our development team in Pittsburgh, Pennsylvania. We expect product development expenses to decrease in the near term due to our recent restructuring efforts, which reduced future expenditures on unproven product and service lines. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

General and Administrative Expenses

    For the year ended February 28, 2001, general and administrative expenses were $20.5 million or 16.8% of revenue, an increase from $8.9 million or 9.2% of revenue for the year ended February 29, 2000, and $3.6 million or 9.3% of revenue for the year ended February 28, 1999.

    General and administrative expenses consist primarily of compensation for administrative and executive personnel, facility costs and fees for professional services. The increase in general and administrative expenses was due primarily to the number of personnel and related costs to support our growth, the additional costs associated with our acquisition of Janus Technologies, Inc., and bad debt expense associated with specific accounts receivable. We expect general and administrative expense to return to levels, as a percentage of revenue, incurred in prior fiscal years 2000 and 1999. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

Restructuring

    During the year ended February 28, 2001, we recognized $8.9 million of restructuring charges and abandonment of property and equipment. These costs related to our announcement on December 1, 2000 concerning the restructuring of our business operations that entailed a reduction of our work force to approximately 200 employees from 380 employees, the consolidation of our three local offices to two, and the reduction of the number of outside sales offices from eleven to seven. As part of this restructuring, we have focused our product strategy to emphasize our proven product and service lines, including our Intraware Procurement electronic software delivery service, Intraware SubscribeNet software update management services, and our IT asset management offerings. While we will continue to provide and support our research and evaluation services (including our INTRAWARE COMPARISCOPE service) and our INTRAWARE DEPLOYMENT service in accordance with existing contractual obligations, we do not intend to further develop or enhance these services. The restructuring charges were primarily due to the following:

  •
  $1.1 million for rent and sublease expenses, net of anticipated sublease income for office leases, and expenses related to the closure of certain offices.

  •
  $6.1 million relates primarily to the abandonment of property and equipment, net of anticipated proceeds of approximately $782,000.

  •
  $1.1 million for severance costs in connection with the termination of certain employees.

  •
  $403,000 for expenses relating to the write-off of our E-Learning product.

  •
  $119,000 relates to other restructuring expenses.

    We made cash payments of $1.7 million during the year ended February 28, 2001 related to the restructuring charge. After February 28, 2001 we had a remaining restructuring accrual of $628,000 of which $616,000 was related to future lease and related expenses and the remainder was severance costs. We expect to pay this remaining accrual in cash from our operating cash flow and within the next fiscal year.

Merger and Acquisition Related Costs Including Amortization of Intangibles

    For the year ended February 28, 2001, merger and acquisition related costs, including amortization of intangibles,were $8.5 million or 7.0% of revenue, an increase from $2.5 million or 2.5% of revenue for the year ended February 29, 2000. There were no merger and acquisition related costs including amortization of intangibles for the year ended February 28, 1999.

    Merger and acquisition related costs, including amortization of intangibles, is a charge related to our acquisitions of Janus Technologies, Inc., BITSource, Inc. and Internet Image, Inc. The merger and acquisition related costs were due to the Internet Image, Inc. merger, which was accounted for as a pooling of interests. The amortization of intangibles expense relating to our acquisitions of Janus Technologies, Inc. and BITsource, Inc. is amortized over the useful lives of the intangible assets, which extend through June 2005. Since the intangible asset valuations were initially based on our estimates of market potential, product introductions, maintaining the acquired workforce and technology trends, we will periodically assess our estimates related to the valuation model to determine if the assets acquired have been impaired. If we determine that there has been impairment, there could be additional charges to income.

Interest Expense

    For the year ended February 28, 2001, interest expenses were $660,000 or 0.5% of revenue, an increase from $118,000 or 0.1% of revenue for the year ended February 29, 2000, and $198,000 or 0.5% of revenue for the year ended February 28, 1999.

    Interest expense relates to obligations under capital leases and borrowings under a bank line. The increase in interest expense is primarily the result of funds borrowed against our bank line of credit as well as new lease agreements.

Interest and Other Income and Expenses, Net

    For the year ended February 28, 2001, interest and other income and expenses, net were $675,000 or 0.6% of revenue, a decrease from $2.8 million or 2.9% of revenue for the year ended February 29, 2000, and $246,000 or 0.6% of revenue for the year ended February 28, 1999.

    Interest and other income and expenses, net consist primarily of interest earned on our investment balances and certain state franchise taxes. The decrease in interest income is primarily the result of a reduction in our invested cash due to the use of that cash in our operations.

Income Taxes

    From inception through February 28, 2001, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of February 28, 2001, Intraware had approximately $80 million of federal and $56 million of state net operating loss carryforwards available to offset future taxable income which expire in varying amounts between 2005 and 2021. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, we have recorded a 100% valuation allowance. Furthermore, as a result of changes in our equity ownership from our convertible preferred stock financings and our initial public offering, utilization of the net operating losses and tax credits is subject to substantial annual limitations. This is due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization. See Note 4 of Intraware Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

    Since inception, we have financed our operations primarily through private sales of preferred stock and the initial public offering of our common stock. As we have not yet achieved positive cash flow from our operations, we will continue to use our capital raised to date to support our operations until we become cash flow positive. We are actively seeking strategic alternatives that would enable us to become cash flow positive during fiscal year 2002. However, there can be no guarantee that we will be successful in becoming cash flow positive without additional capital financing.

    Our cash and cash equivalents at February 28, 2001 were $7.0 million, decreasing by $9.0 million from $16.0 million at February 29, 2000. This decrease was due to $36.6 million used in operating activities which was offset by $19.5 million provided by investing activities and $8.1 million provided by financing activities.

    The net cash used in operating activities of $36.6 million for the year ended February 28, 2001 was primarily due to net loss and decreases in deferred revenues and accrued liabilities offset by decreases in accounts receivable as well as prepaid and other current assets. Financing activities provided $8.1 million for 2001 primarily due to proceeds of the issuance of preferred stock, proceeds from the issuance of common stock in connection with our employee stock purchase plan and commercial bank credit line borrowings. Net cash provided by investing activities of $19.5 million for 2001 related primarily to sales of investments offset by expenditures for furniture, fixtures and equipment and leasehold improvements to build out our office space.

    As of February 28, 2001, and April 29, 2001, we were in breach of covenants with respect to our commercial bank line of credit which expired on April 29, 2001. As of April 30, 2001, we had approximately $4.8 million of cash and cash equivalents of which $1.8 million was restricted. We owe $3.3 million in callable debt under the commercial bank line of credit that expired on April 29, 2001. We also have irrevocable letters of credit, for the benefit of third parties, that have not currently been drawn upon and that carry a total combined limit of $1.8 million. We are seeking an extension, replacement or restructuring of that line of credit. We are also seeking a waiver of breaches by us of covenants under that line of credit. Any demand by the lender for repayment of that $3.3 million in callable debt before we have secured a new line of credit would have a substantial and immediate adverse effect on the company. We may not be able to secure a new line of credit on terms acceptable to us before our current lender demands repayment of the $3.3 million.

    Our future capital requirements will depend on many factors, including our ability to increase revenue levels and reduce costs of operations to generate positive cash flows, as well as the timing and extent of spending to support expansion of sales and marketing, and market acceptance of our products and timeliness of collections of our accounts receivable. Although we have historically been able to satisfy our cash requirements, there can be no assurance that efforts to obtain sufficient financing for operations will be successful in the future. Our future capital needs will be highly dependent upon our ability to control expenses and generate additional software license revenues, and any projections of future cash needs and cash flows are subject to substantial uncertainty. Our ability to raise additional capital may be weakened in the event we do not maintain our listing on the Nasdaq National Market. If we are unable to replace our commercial bank line of credit, we may be required to aggressively reduce the scope of sales and marketing efforts and the size of current staff; both of which could have a material adverse effect on our business, financial condition, and our ability to reduce losses or generate profits.

    While we are seeking to replace our commercial line of credit, improve our sales and control our expenditures, there can be no assurance that we will succeed in our efforts to obtain additional funding resources, generate sufficient cash from operations, or achieve positive cash flow or profitability.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activity," which was subsequently amended by Statement No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of FASB 133" and Statement No.138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB Statement No. 133." SFAS 137 requires adoption of SFAS 133 in years beginning after June 15, 2000. SFAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. SFAS 133 will become effective for our first fiscal quarter of fiscal year 2002 and the adoption will not have a material effect on our consolidated financial statements.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain aspects of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On

March 24, 2000 and June 26, 2000, the SEC issued Staff Accounting Bulletin No. 101A and No. 101B, respectively, which extend the transition provisions of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999, which would be December 1, 2000 for us. We chose to adopt the provisions of SAB 101 early, beginning with the fiscal year ended February 29, 2000. Our adoption of SAB 101 did not have a material effect on our financial position or operations.

    In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees". This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material effect on our consolidated financial statements.

    In September 2000, FASB issued Statement No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 will become effective for extinguishments of liabilities occurring after March 31, 2001. We do not expect adoption to have a material effect on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issue or issuer. At February 28, 2001 $7.0 million of our cash, cash equivalents and investment portfolio carried maturity dates of less than 90 days. The effect of changes in interest rates of +/-10% over a six-month horizon would not have a material effect on the fair market value of the portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated by reference to the consolidated Financial Statements set forth on pages F-1 through F-21 hereof.

    The following table sets forth selected unaudited quarterly information for our last eight fiscal quarters. We believe that all necessary adjustments (which consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Quarterly Summary
(in thousands, except per share amounts)
(unaudited)

	For the Quarter ended
	Feb. 28, 2001	Nov. 30, 2000	Aug. 31, 2000	May 31, 2000
Revenue	$21,590	$26,181	$32,601	$41,464
Gross profit	6,361	10,664	10,952	8,669
Loss from operations	(22,607)	(12,099)	(11,746)	(11,954)
Net loss attributable to common stockholders	(27,658)	(17,131)	(11,846)	(11,783)
Basic and diluted net loss per attributable to common stockholders	$(1.00)	$(0.63)	$(0.45)	$(0.46)
Weighted average shares—basic and diluted	27,748	27,121	26,305	25,407
	For the Quarter ended
	Feb. 29, 2000	Nov. 30, 1999	Aug. 31, 1999	May 31, 1999
Revenue	$36,145	$24,970	$19,290	$16,509
Gross profit	6,893	6,890	5,017	3,732
Loss from operations	(11,767)	(7,425)	(6,110)	(5,336)
Net loss attributable to common stockholders	(11,233)	(6,685)	(5,402)	(4,631)
Basic and diluted net loss per attributable to common stockholders	$(0.45)	$(0.27)	$(0.23)	$(0.20)
Weighted average shares—basic and diluted	25,087	24,506	23,788	23,213

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to Intraware's executive officers and directors as of April 30, 2001.

NAME	AGE	POSITION
Peter H. Jackson	42	Chief Executive Officer and Director
Frost R. R. Prioleau	40	President and Director
James A. Brentano	42	Executive Vice President of Technology
Donald M. Freed	49	Executive Vice President and Chief Financial Officer
David L. Dunlap	34	Senior Vice President of Business Development
Paul A. Martinelli	35	Senior Vice President and Chief Technology Officer
Norman A. Pensky	50	Senior Vice President of Worldwide Sales
John J. Moss	38	General Counsel
Mark B. Hoffman	55	Director, Chairman of the Board
Laurence M. Baer	43	Director
John V. Balen	40	Director
Ronald E. F. Codd	45	Director
Michael S. Falk	39	Director

    PETER H. JACKSON co-founded Intraware in August 1996. From August 1996 to December 2000 he served as President, Chief Executive Officer and a member of the Board of Directors, and since December 2000 he has served as Chief Executive Officer and a member of the Board of Directors. From May 1996 to August 1996, Mr. Jackson served as a Vice President of Vanstar Corporation, a computer hardware and services company. From May 1994 to May 1996, Mr. Jackson served as President and COO of Dataflex Corporation, a value-added reseller of computer hardware and services. From January 1986 to May 1994, Mr. Jackson served as Founder and President of Granite Computer Products, Inc., a corporate computer hardware reseller and services provider. Mr. Jackson holds an A.B. in History from the University of California, Berkeley. Mr. Jackson currently serves as a director of a number of private companies.

    FROST R. R. PRIOLEAU joined Intraware as the Vice President of SubscribeNet in December 1998. Mr. Prioleau became Vice President of eServices in November 1999, Executive Vice President of Products and Services in June 2000, and President of Intraware and a member of the Board of Directors in December 2000. From March 1989 to October 1998, Mr. Prioleau served successively as Vice President and President and Chief Executive Officer of P2 Holdings Corporation, a rapid prototyping and services provider. P2 Holdings Corporation filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in December 1998. Mr. Prioleau holds a B.S.E. in Engineering Management Systems from Princeton University.

    JAMES A. BRENTANO joined Intraware as Director of Systems Engineering in June 1997. Mr. Brentano became Vice President of Knowledge Services in June 1998, Vice President of Strategic Technology, eServices, in November 1999, and Executive Vice President of Technology in June 2000. From January 1996 to June 1997, Mr. Brentano served as Director of LAN Services for Pacific Bell. From March 1991 to December 1995, Mr. Brentano served as an Information Technology Strategic Architect for Pacific Gas & Electric, a regional natural gas and electric power utility. Mr. Brentano holds an M.S. in Computer Science from the University of California, Davis and an A.B. in Letters and Sciences from the University of California, Berkeley.

    DONALD M. FREED co-founded Intraware in August 1996 and has served as Executive Vice President and Chief Financial Officer since its inception. From May 1996 to August 1996, Mr. Freed served as a business development director for Vanstar Corporation, a computer hardware and services company. From May 1994 to May 1996, Mr. Freed served as Senior Vice President of Business Development for Dataflex Corporation, a value-added reseller of computer hardware and services. From May 1989 to May 1994, Mr. Freed served as Chief Financial Officer of Granite Computer Products, Inc.. Mr. Freed is a certified public accountant and holds a B.S. in Accounting and a B.A. in Journalism from San Francisco State University.

    DAVID L. DUNLAP joined Intraware as the Director of Product Lines in September 1997. Mr. Dunlap became Vice President of Operations in May 1998, Chief Operations Officer in June 2000, and Senior Vice President of Business Development in February 2001. From September 1996 to September 1997, Mr. Dunlap served as a Financial Systems Project Manager for PeopleSoft, Inc., a software development company. From May 1996 to September 1996, Mr. Dunlap served as Director of Purchasing for Vanstar Corporation, a computer hardware and services company. From May 1994 to May 1996, Mr. Dunlap served as Vice President of National Operations for Dataflex Corporation, a value-added reseller of computer hardware and services. From September 1986 to May 1994, Mr. Dunlap served as Vice President of Operations for Granite Computer Products, Inc. Mr. Dunlap holds a B.A. in Government from Cornell University.

    PAUL A. MARTINELLI co-founded Intraware in August 1996 and has served as Senior Vice President and Chief Technology Officer since its inception. From May 1994 to May 1996, Mr. Martinelli served as Vice President of Information Systems for Dataflex Corporation, a value-added reseller of computer hardware and services. From February 1991 to May 1994, Mr. Martinelli served as Director of Information Systems for Granite Computer Products, Inc. Mr. Martinelli holds a B.A. in Computer Science from the University of California, San Diego.

    NORMAN A. PENSKY joined Intraware as Vice President of Sales in December 1996 and became Senior Vice President of Worldwide Sales in October 2000. From July 1991 to November 1996, Mr. Pensky served as Senior Director of Strategic Accounts for Macromedia, Inc., an Internet publishing company. Mr. Pensky holds an M.B.A. from Golden Gate University and a B.S. in Business from the University of Southern California.

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

    MARK B. HOFFMAN has served as Chairman of the Board of Directors of Intraware since August 1996, and as a member of Intraware's Compensation Committee since December 1998. Since September 1996, Mr. Hoffman has served as Chairman of the Board of Directors and Chief Executive Officer of Commerce One, Inc., an e-commerce procurement and supplier-management solutions company. Prior to joining Commerce One, Mr. Hoffman served as Chief Executive Officer and President of Sybase, Inc., a company which he co-founded in 1984. Mr. Hoffman holds an M.B.A. from the University of Arizona and a B.S. in Engineering from the U.S. Military Academy. Mr. Hoffman serves on the boards of directors of several privately held companies.

    LAURENCE M. BAER has served as a member of the Board of Directors of Intraware since January 1998. He has served as a member of Intraware's Compensation Committee since December 2000. Mr. Baer has served as the Executive Vice President and Chief Operating Officer of the San Francisco Giants professional baseball team since December 1992. Mr. Baer holds an M.B.A. from Harvard University and an A.B. in Political Science from the University of California, Berkeley.

    JOHN V. BALEN has served as a member of the Board of Directors of Intraware since July 1998 and as a member of Intraware's Audit Committee since December 1998. Since September 1995, Mr. Balen has served as a general partner at Canaan Partners, a nationally focused, private venture capital firm. From June 1985 to June 1995, Mr. Balen served as an Associate and a Managing Director of Horsley Bridge Partners, a private equity investment management firm. Mr. Balen has an M.B.A. and a B.S. in Electrical Engineering from Cornell University. Mr. Balen serves on the Board of Directors of Commerce One, Inc., and E-Stamp Corporation, as well as on the boards of directors of several privately held companies.

    RONALD E. F. CODD has served as a member of the Board of Directors of Intraware and as a member of Intraware's Audit Committee since January 1999. Mr. Codd has served as the President and Chief Executive Officer and a member of the Board of Directors of Momentum Business Applications, Inc., a publicly held company engaged in software application development activities, since January 1999. Prior to that, Mr. Codd served as Senior Vice President of Finance and Administration of PeopleSoft, Inc., a developer and marketer of enterprise application software, from 1994 until December 1998 and as Vice President and Chief Financial Officer from September 1991 to 1994. Mr. Codd holds a Masters in Management from the J.L. Kellogg Graduate School of Management at Northwestern University and a B.S. in Business from the University of California, Berkeley.

    MICHAEL S. FALK has served as a member of the Board of Directors of Intraware since March 2001. Since 1995, Mr. Falk has been the Chairman, Chief Executive Officer, and President of Commonwealth Associates, L.P., a venture capital and merchant banking firm which he co-founded in 1988. Mr. Falk is a graduate of the Stanford University Executive Program for Smaller Companies and holds a BA degree with honors in Economics from Queens College. He serves on the Boards of Directors of eB2B Commerce, Inc., Intellispan, Proxymed, Inc., USWireless Data, Inc., as well as on the boards of directors of several privately held companies.

Classified Board; Series B Director

    Intraware's certificate of incorporation provides for a classified Board of Directors consisting of three classes of directors, each serving staggered three-year terms. As a result, a portion of Intraware's Board of Directors will be elected each year. To implement the classified structure, two of the Board members were elected to one-year terms, two elected to two-year terms and two were elected to three-year terms. Thereafter, all directors are elected for three-year terms. Mark B. Hoffman and Peter H. Jackson have been designated Class III directors whose term expires at the 2001 annual meeting of stockholders. Frost R. R. Prioleau and Michael S. Falk were elected by the Board to fill the vacancies left by Mary Ann Byrnes and Charles G. Davis upon their respective resignations from the Board.

Mr. Prioleau will be up for election at the 2002 annual meeting of stockholders. Laurence M. Baer, John V. Balen and Ronald E. F. Codd have been designated Class II directors and were re-elected to three-year terms at the 2000 annual meeting of stockholders.

    All members of the Board of Directors are elected by the holders of our Common Stock except one, who is elected by the Series B Preferred stockholders and whose term will expire at such time as no Series B Preferred shares remain outstanding, notwithstanding the class periods described above. Mr. Falk is currently the Board member elected by the Series B Preferred stockholders.

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

    Intraware's compensation committee consists of Messrs. Hoffman and Baer. The compensation committee reviews and recommends to the Board of Directors the compensation and benefits of employees of Intraware.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of our Common Stock (who we refer to as "Reporting Persons") to file reports of ownership and changes in ownership with the SEC and Nasdaq. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

    Based solely on our review of the copies of such forms received or written representations from Reporting Persons, we believe that with respect to the fiscal year ended February 28, 2001, all the Reporting Persons complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

    The table below summarizes the compensation earned for services rendered to Intraware in all capacities for the fiscal years ended February 28, 1999, February 29, 2000, and February 28, 2001 by Intraware's Chief Executive Officer and Intraware's next four most highly compensated executive officers. These executives are referred to as the Named Executive Officers elsewhere in this annual report.

Long-Term Compensation Awards
Annual Compensation
Name and Principal Positions				Securities Underlying Options(#)
	Year	Salary($)	Bonus($)
Peter H. Jackson Chief Executive Officer	2001 2000 1999	$280,040 324,925 263,990	$40,000 40,000 40,000	— — 50,000
Frost R. R. Prioleau President	2001 2000 1999	187,500 136,250 13,346	20,000 22,700 —	400,000 60,000 120,000
James A. Brentano Executive Vice President of Technology	2001 2000 1999	161,667 131,418 105,504	15,000 21,755 21,923	180,000 30,000 60,000
Mark P. Long(1) Former Executive Vice President of Strategic Development	2001 2000 1999	229,167 111,375 —	233,333 55,000 —	250,000 300,000 150,000
Norman A. Pensky Senior Vice President of Worldwide Sales	2001 2000 1999	151,400 164,017 181,317	188,119 126,069 —	170,000 — —

(1)
Mr. Long left the company in April 2001.

Option Grants During Last Fiscal Year

    The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers in the fiscal year ended February 28, 2001, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our Common Stock.

    In fiscal 2001, Intraware granted options to purchase up to an aggregate of 6,396,667 shares (excluding 219,349 shares issued under a plan we assumed through our acquisition of Janus Technologies, Inc.) to employees, directors and consultants. All options were granted under our 1996 Stock Option Plan, 1998 Director Option Plan and 1999 Non-Qualified Acquisition Stock Option Plan at exercise prices which were equal to the closing price of our Common Stock on the date of grant as reported on the Nasdaq National Market, excluding options we assumed as part of our acquisition of Janus Technologies, Inc. All options have a term of ten years. Optionees may pay the exercise price by cash, check, promissory note or delivery of already-owned shares of our Common Stock. Generally, option shares vest over four years, with 25% of the option shares vesting one year after the option grant date, and the remaining option shares vesting ratably each month thereafter.

Individual Grants
Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Number of Securities Underlying Options Granted(#)
% of Total Options Granted to Employees In Last Fiscal Year
Name			Exercise Price ($/share)	Expiration Date
					5%	10%
Peter H. Jackson	—	—%	$—	—	$—	$—
Frost Prioleau	100,000 300,000	1.5640 4.6920	5.5000 2.3125	8/11/2010 1/12/2011	345,892 436,296	876,558 1,105,659
James Brentano	100,000 80,000	1.5637 1.2512	5.5000 1.5938	8/11/2010 12/18/2010	345,892 80,187	876,558 203,209
Mark P. Long	250,000	3.9100	5.5000	8/11/2010	864,730	2,191,396
Norman A. Pensky	50,000 120,000	0.7820 1.8768	5.5000 1.5938	8/11/2010 12/18/2010	172,946 120,280	438,279 304,813

Aggregate Option Exercises During Last Fiscal Year and Fiscal Year End Option Values

    The following table sets forth information with respect to the Named Executive Officers concerning option exercises for the fiscal year ended February 28, 2001, and exercisable and unexercisable options held as of February 28, 2001. The "Value of Unexercised In-the-Money Options at February 28, 2001" is based on a value of $2.0625 per share, the fair market value of Intraware's Common Stock as of February 28, 2001, less the per share exercise price of the option, multiplied by the number of shares issued upon exercise of the option. All options were granted under our 1996 Stock Option Plan. Some options are immediately exercisable; however, as a condition of exercise, the optionee must enter into a stock restriction agreement granting Intraware the right to repurchase the shares issuable by such exercise at their cost in the event of the optionee's termination of employment. Generally, the shares vest over four years, with 25% of the shares vesting one year after the grant date and the remaining shares vesting ratably each month thereafter.

			Number of Securities Underlying Unexercised Options at February 28, 2001(#)
					Value of Unexercised In-the-Money Options at February 28, 2001($)
	Shares Acquired on Exercise
Name		Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Peter H. Jackson	—	$—	30,208	19,792	$32,096	$21,029
Frost Prioleau	18,000	266,250	84,499	477,501	—	—
James A. Brentano	20,000	292,000	49,165	200,835	25,676	54,320
Mark Long	—	—	220,000	480,000	—	—
Norman A. Pensky	—	—	6,250	163,750	—	56,244

Compensation Committee Interlocks and Insider Participation

    Mr. Hoffman, a member of the compensation committee, serves as a member of the Board of Directors and as the Chief Executive Officer of Commerce One, Inc. See Item 13—Certain Relationships and Related Transactions. No other member of the compensation committee serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of Intraware's Board of Directors or compensation committee.

Director Compensation

    Directors do not currently receive any cash compensation from Intraware for their service as members of the Board of Directors. Under Intraware's 1996 Stock Option Plan, directors are eligible to receive stock option grants at the discretion of the Board of Directors or other administrator of the plan. Under Intraware's 1998 Director Option Plan, directors receive nondiscretionary stock option grants at the time they become directors and annually thereafter. Intraware's 1996 Stock Option Plan and 1998 Director Option Plan are described more fully in Note 12 to the Consolidated Financial Statements.

    Currently, each Board member receives an option grant upon his or her appointment to the Board and upon each anniversary of service thereafter. During 1997 and 1998, the Board granted options to purchase an aggregate of 40,000 shares to each of Charles G. Davis, Jr., (a former director) and Mr. Hoffman. During 1998, the Board granted options to purchase an aggregate of 30,000 shares to each of Mr. Baer and Mary Ann Byrnes (a former director) in connection with their appointment to Intraware's Board of Directors. In 1999, the Board granted options to purchase an aggregate of 30,000 shares to Mr. Codd. All of the foregoing options were granted under the 1996 Stock Option Plan. In 2000, each of Messrs. Baer, Balen, Codd, and Hoffman, as well as Ms. Byrnes and Mr. Davis received an option to purchase 7,500 shares under the 1998 Director Option Plan, and each of Messrs. Baer, Balen, Codd and Hoffman received an option to purchase 30,000 shares under the 1996 Stock Option Plan. In 2001, Mr. Falk received an option to purchase 15,000 shares under the 1998 Director Option Plan in connection with his election to Intraware's Board of Directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

    On February 1, 2000, Mark P. Long, then Intraware's Vice President of Strategic Development, entered into an employment agreement with Intraware that provided for a minimum base salary of $220,000 per annum, a minimum quarterly bonus of $20,000 and an annual retention bonus. The employment agreement provided that the annual retention bonus would be awarded each January 15th that the agreement was in effect. On January 15, 2001, the annual retention bonus amount was $110,000, and the employment agreement provided that the annual retention bonus on January 15, 2002 would be $220,000. The employment agreement further provided that the annual retention bonus would be earned if Mr. Long had not resigned from his position with Intraware as of that date and had not been terminated for cause. In addition, the employment agreement provided that, in the event Mr. Long were terminated without cause, he would receive all salary and all bonus amounts that would have become due over the following 12-month period had he not been terminated, accelerated vesting of all options that otherwise would have vested over the 18-month period following the termination, and a six-month period after termination in which to exercise all vested stock options, provided that if any unexercised options were incentive stock options, those incentive stock options would automatically convert to nonstatutory stock options three months after the termination. The employment agreement also provided that in the event of any change in control of Intraware, Mr. Long would be entitled to receive 50% of all salary and bonus amounts that would have become due over the following 12 months and accelerated vesting of all remaining unvested options that would have vested during the 36 months following the change in control. Mr. Long would have had six months following any change of control to exercise any unexercised options.

    Also on February 1, 2000, Intraware entered into a promissory note with Mr. Long. Under the promissory note, Intraware loaned $100,000 to Mr. Long on February 1, 2000, and an additional $100,000 to Mr. Long on January 15, 2001, at a simple interest rate of 6.5% per annum. The principal amount and accrued interest were repayable on the earlier of January 15, 2002 or the ninetieth day after any termination of Mr. Long's employment with Intraware.

    In connection with the termination of Mr. Long's employment with Intraware on April 15, 2001, Intraware and Mr. Long entered into a separation agreement, a restated promissory note, and an independent contractor agreement.

    Under the separation agreement, Mr. Long's employment agreement was terminated, Intraware and Mr. Long released each other from any claims concerning his employment by Intraware, and Mr. Long is entitled to keep some computer and office equipment that had been assigned to him for his use as an employee.

    Under the restated promissory note, the earlier promissory note was canceled, the principal amount of the loan by Intraware to Mr. Long was changed to $209,421, and that principal amount became repayable over the next 12 months in equal monthly installments, including interest at a rate of approximately 6.5% per annum. The restated promissory note may be canceled by Mr. Long and his repayment obligations excused in the event of any change of control of Intraware or in the event Intraware suffers a material adverse change in its business or financial condition.

    Under the independent contractor agreement, Mr. Long received an initial setup fee of $1,000, and receives $22,877 per month, in exchange for consulting services in the areas of strategic development, mergers and acquisitions, corporate finance and investor relations, and other areas as mutually agreed. The term of this agreement is one year. In the event the restated promissory note is canceled and Mr. Long's repayment obligations under it are excused, Intraware may terminate the independent contractor agreement and pay to Mr. Long an amount equal to $4,902 multiplied by the number of months remaining in the independent contractor agreement term. If Mr. Long breaches the release provision of the separation agreement, or is hired or retained by a business that in Intraware's reasonable discretion is a direct competitor of Intraware in the area of electronic software delivery, electronic software management, or information technology asset management, Intraware may terminate the independent contractor agreement and pay Mr. Long only for services performed up to the termination date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding beneficial ownership of Intraware Common Stock as of April 30, 2001 (except as otherwise noted) by

  •
  each person or entity who is known by Intraware to own beneficially more than 5% percent of Intraware, Inc.'s outstanding stock;

  •
  each of the directors and Named Executive Officers;

  •
  all directors and executive officers of Intraware as a group.

    This table is based on information provided to Intraware or filed with the Securities and Exchange Commission by Intraware's directors, executive officers and principal stockholders. Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Intraware, Inc., 25 Orinda Way, Orinda California 94563. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned. Applicable percentage ownership in the following table is based on 28,585,777 shares of Common Stock outstanding as of April 30, 2001.

Name and Address	Shares Beneficially Owned
	Number	Percentage
Peter H. Jackson(1)	3,523,000	12.0%
Mark B. Hoffman(2)	2,775,234	9.7
Norman A. Pensky(3)	159,416	*
Frost Prioleau(4)	110,958	*
James A. Brentano(5)	107,447	*
John V. Balen(6)	67,770	*
Ronald E. F. Codd(7)	67,136	*
Laurence M. Baer(8)	48,750	*
Michael Falk(9)	—	*
All directors and officers as a group (12 Persons)(10)	8,980,143	31.0

*
Less than 1% of the outstanding shares of Common Stock.

(1)
Includes 50,000 shares issuable upon exercise of stock options exercisable within 60 days of April 30, 2001. Also includes 2,100 shares held as custodian and 75 shares held as guardian by Mr. Jackson for Drew Jackson, 1,800 shares held as custodian and 200 shares held as guardian by Mr. Jackson for Connor Jackson, 3,000 shares held as custodian and 75 shares held as guardian by Mr. Jackson for Lindsey Jackson, and 2,700 shares held as custodian and 400 shares held as guardian by Mr. Jackson for Brett Jackson. Also includes 12,500 shares held from the exercise of stock options which were unvested and subject to Intraware's repurchase option as of April 30, 2001, should Mr. Jackson's employment with Intraware terminate. Mr. Jackson is Intraware's Chief Executive Officer and a member of the Board of Directors.

(2)
Includes 61,250 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of April 30, 2001. Also includes 552,486 shares of Common Stock issuable upon conversion of Series A Preferred Stock convertible within 60 days of April 30, 2001, 55,248 shares of Common Stock issuable upon exercise of a warrant within 60 days of April 30, 2001, and 1,806,250 shares of Common Stock, held by Mark B. Hoffman, trustee of the Hoffman Family Trust. Excludes 40,000 shares of Common Stock held by the Annie Eleanor Hoffman 1993 Revocable Trust of which Mr. Hoffman disclaims beneficial ownership. Excludes 40,000 shares of Common Stock held by the Andrew Mark Hoffman 1993 Revocable Trust of which Mr. Hoffman disclaims beneficial ownership. Mr. Hoffman is the Chairman of the Board of Directors of Intraware.

(3)
Includes 10,416 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of April 30, 2001. Also includes an aggregate of 2,500 shares of Common Stock held by the Teri Pensky Irrevocable Trust, Valerie Pensky Irrevocable Trust, John Pensky Irrevocable Trust, Scott Pensky Irrevocable Trust, and the Sean Curtis Irrevocable Trust. Also includes 3,750 shares of Common Stock held from the exercise of stock options which were unvested and subject to Intraware's repurchase option as of April 30, 2001, should Mr. Pensky's employment with Intraware terminate. Mr. Pensky is Intraware's Senior Vice President of Worldwide Sales.

(4)
Includes 107,833 shares issuable upon exercise of stock options exercisable within 60 days of April 30, 2001. Includes 3,125 shares acquired through our 1998 Employee Stock Purchase Plan. Mr. Prioleau is Intraware's President and a member of Intraware's Board of Directors.

(5)
Includes 75,832 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of April 30, 2001. Also includes 7,084 shares of Common Stock held from the exercise of stock options which were unvested and subject to Intraware's repurchase option as of April 30,

  2001, should Mr. Brentano's employment with Intraware terminate. Also includes 2,615 shares of Common Stock acquired through the Company's 1998 Employee Stock Purchase Plan. Mr. Brentano is Intraware's Executive Vice President of Technology.

(6)
Includes 6,875 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of April 30, 2001. Also includes 55,248 shares of Common Stock issuable upon conversion of Series A Preferred Stock convertible within 60 days of April 30, 2001 and 5,524 shares of Common Stock issuable upon exercise of a warrant within 60 days of April 30, 2001. Mr. Balen is a principal of Canaan Equity Partners, L.L.C. the general partner of Canaan Equity, L.P. Mr. Balen disclaims beneficial ownership of the shares held by Canaan Equity L.P., except to the extent of his pecuniary interest arising from his interest as a principal of Canaan Equity Partners, L.L.C., the general partner of Canaan Equity Partners, L.P. Mr. Balen is a member of Intraware's Board of Directors.

(7)
Includes 43,750 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of April 30, 2001. Also includes 20,624 shares of Common Stock issuable upon conversion of Series A Preferred Stock convertible within 60 days of April 30, 2001 and 2,762 shares of Common Stock issuable upon exercise of a warrant within 60 days of April 30, 2001, held by Ronald E. F. Codd, trustee of the Codd Revocable Trust. Mr. Codd is a member of Intraware's Board of Directors.

(8)
Includes 48,750 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of April 30, 2001. Mr. Baer is a member of the Intraware's Board of Directors.

(9)
Excludes 2,000,000 shares of Common Stock issuable to ComVest Venture Partners, L.P., upon conversion of Series B Preferred Stock convertible within 60 days of April 30, 2001, and 400,000 shares of Common Stock issuable to ComVest Venture Partners, L.P. upon exercise of a warrant exercisable within 60 days of April 30, 2001. Mr. Falk disclaims beneficial ownership of these shares except to the extent of his pecuniary interest arising from his interest as a managing member of ComVest Management, LLC, the general partner of ComVest Venture Partners L.P. Mr. Falk is a member of Intraware's Board of Directors.

(10)
Includes an aggregate of 527,311 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of April 30, 2001, upon conversion of Series A Preferred Stock convertible within 60 days of April 30, 2001, and upon exercise of warrants exercisable within 60 days of April 30, 2001. Certain of these shares are subject to repurchase at cost, which right of repurchase lapses at the rate of 1/4th at the end of one year from the date of grant and 1/48th of each month thereafter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In August 2000, Intraware entered into an agreement with Commerce One, Inc. for the purchase by Commerce One of a license of the Intraware Argis and INTRAWARE DEPLOYMENT software and related maintenance services for $1,500,000 in license fees and $100,000 in annual maintenance services. At the same time, Intraware entered into an agreement with Commerce One for Intraware's provision of its research and evaluation services, INTRAWARE DEPLOYMENT service, INTRAWARE E-LEARNING SERVICE, and Intraware SubscribeNet OEM service to Commerce One for Commerce One's distribution to its customers through its Marketsite and Global Trading Web business-to-business exchanges. The latter agreement provided for Commerce One's payment of royalties to us based on Commerce One's resale of our online services, as well as an annual payment by us to Commerce One of $150,000 in marketing support funds. In September 2000, Intraware entered into an agreement with Commerce One for the purchase of a license for Commerce One's Buysite Portal Edition and Content Engine software and related maintenance services for $1,500,000 in license fees and $174,000 in annual maintenance fees, as well as access to Commerce One's Marketsite business-to-business exchange for an annual fee of $150,000, as well as ongoing royalties based on Intraware's provision of services to its customers using the Commerce One software and/or through the Marketsite exchange. In November 2000, Commerce One renewed its existing subscription to the Intraware SubscribeNet OEM service for an annual fee of $60,000. Mr. Hoffman, the Chairman and Chief Executive Officer of Commerce One, Inc., is a member of Intraware's Board of Directors. Mr. Balen, a member of Commerce One's Board of Directors, is also a member of Intraware's Board of Directors.

    On January 16, 2001, Mr. Balen purchased from us 55,248 shares of our Series A Preferred Stock and warrants to purchase 5,524 shares of our Common Stock for an aggregate price of $100,000, Mr. Codd purchased from us 27,624 shares of our Series A Preferred Stock and warrants to purchase 2,762 shares of our Common Stock for an aggregate price of $50,000, and Mr. Hoffman purchased from us 552,486 shares of our Series A Preferred Stock and warrants to purchase 55,248 shares of our Common Stock for an aggregate price of $1,000,000. Mr. Codd is a member of Intraware's Board of Directors.

    We also entered into certain loan and consulting agreements with Mark P. Long, a former executive officer. See Item 11—Executive Compensation.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	FINANCIAL STATEMENTS
		See Item 8 above.
	2.	FINANCIAL STATEMENT SCHEDULES
		See Item 8 above.
	3.	EXHIBITS
Exhibit Number
2.1(3)	Agreement and Plan of Reorganization dated as of June 9, 2000, as amended, by and among Intraware, Steelers Acquisition Corp., Janus Technologies, Inc. and the shareholders named therein.
3.1(i).1(8)	Amended and Restated Certificate of Incorporation of Intraware.
3.1(i).2(8)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock.
3.1(i).3(8)	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock.
3.2(5)	Amended and Restated Bylaws of Intraware.
4.1(1)	Specimen Common Stock Certificate.
4.2(4)	Form of Warrant issued in connection with the June 2000 sale of Series A, B and C Preferred Stock.
4.3(7)	Form of Warrant issued in connection with the January 2001 sale of Series A Convertible Preferred Stock.
4.4(8)	Form of Warrant issued in connection with the April 2001 sale of Series B Convertible Preferred Stock.
10.1(1)	Form of Indemnification Agreement between Intraware and each of its directors and officers.
10.2††	1996 Stock Option Plan, as amended, and form of agreements thereunder.
10.3(1)††	1998 Employee Stock Purchase Plan and form of agreements thereunder.
10.4††	1998 Director Option Plan and form of agreements thereunder.
10.5(1)	Form of Registration and Information Rights Agreement.
10.6(1)	Loan Agreement entered into as of July 29, 1998 between Intraware and Imperial Bank and related General Security Agreement and Collateral Assignment and Collateral, Patent Mortgage and Security Agreement.
10.7(1)	Sleepy Hollow Investment Company Office Lease made August 23, 1996 between Sleepy Hollow Investment Company and Intraware.
10.8(1)	First Amendment to the Lease for Intraware entered into as of May 5, 1997 by and between Intraware and Sleepy Hollow Investment Company I.
10.9(1)	Second Amendment to the Lease for Intraware entered into as of March 31, 1998 by and between Intraware and Sleepy Hollow Investment Company I.
10.10(1)	Master Lease Agreement dated September 9, 1998 between Comdisco, Inc. and Intraware.

10.11(1)	Addendum and Equipment Schedules to the Master Lease Agreement dated as of September 9, 1998 between Intraware, as Lessee and Comdisco, Inc., as Lessor.
10.12(2)	Office Lease between Spieker Properties, L.P. and Intraware dated November 16, 1999.
10.13(2)	Agreement of Lease made as of January 3, 2000 between Crown Lexington LLC and the Registrant.
10.14(2)+	Intraware Services Agreement effective as of July 1, 1999, between Sun Microsystems, Inc. and Intraware.
10.15(2)+	Sun Channel Agreement Master Terms effective as of September 1, 1999 between Sun Microsystems, Inc. and Intraware.
10.16(3)	Registration Rights and Lock-up Agreement, dated June 9, 2000, by and among Intraware and the Shareholders of Janus Technologies, Inc.
10.17(4)	Registration Rights Agreement dated as of June 29, 2000 among Intraware, Inc. and the buyers of the Series A, B and C Preferred Stock.
10.18(6)	Registration Rights Agreement dated as of January 10, 2001, by and among Intraware and the investors set forth therein.
10.19(7)	Registration Rights Agreement, dated January 12, 2001, by and among Intraware and the investors set forth therein.
10.20(8)	Form of Registration Rights Agreement dated April 2, 2001, by and among Intraware and the investors set forth therein.
10.21(7)	Preferred Stock and Warrant Purchase Agreement, dated January 12, 2001, by and among Intraware and the investors set forth therein.
10.22(6)	Form of Redemption and Amendment Agreement, dated as of January 10, 2001, by and among Intraware and the investors set forth therein.
10.23(4)	Securities Purchase Agreement dated as of June 29, 2000 by and among Intraware and the investors listed on the Schedule of Buyers.
10.24(8)	Form of Subscription Agreement, dated April 2, 2001, between Intraware and the purchasers of Intraware's Series B Convertible Preferred Stock.
10.25(8)	Form of Placement Agency Agreement, dated April 2, 2001 between Intraware and the placement agent for the offering of the Series B Convertible Preferred Stock.
10.26(9)††	Janus Technologies, Inc. 1997 Stock Option Plan.
23.1	Consent of Independent Accountants.

+
Confidential treatment has been granted for certain portions of this exhibit.

††
Indicates management contract or compensatory plan or arrangement.

(1)
Incorporated by reference to Intraware's Registration Statement on Form S-1 (File No. 333-69261).

(2)
Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the Quarter ended November 30, 1999.

(3)
Incorporated by reference to Intraware's Current Report on Form 8-K dated June 9, 2000.

(4)
Incorporated by reference to Intraware's Current Report on Form 8-K dated June 29, 2000.

(5)
Incorporated by referenced to Intraware's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000.

(6)
Incorporated by reference to Intraware's Current Report on Form 8-K dated January 12, 2001 and filed with the Securities and Exchange Commission on January 16, 2001.

(7)
Incorporated by reference to Intraware's Current Report on Form 8-K dated January 12, 2001 and filed with the Securities and Exchange Commission on January 23, 2001.

(8)
Incorporated by reference to Intraware's Current Report on Form 8-K dated April 2, 2001.

(9)
Incorporated by reference to Exhibit 99.3 to Intraware's Registration Statement on Form S-8 (File No. 333-53902).

(b) REPORTS ON FORM 8-K

    On December 12, 2000, we filed a Report on Form 8-K under Item 5 reporting our issuance on December 1, 2000, of a press release announcing a corporate restructuring involving the reduction of our work force to approximately 200 employees from 380 employees, the consolidation of our three local offices to two, and the reduction of the number of our outside sales offices from eleven to seven.

    On January 16, 2001, we filed a Report on Form 8-K under Item 5 reporting our issuance on January 12, 2001, of a press release announcing that we had redeemed all of our outstanding Series A, B and C Preferred Stock issued on June 29, 2000, and that in consideration for that redemption we had paid $7.5 million and issued 750,000 shares of our Common Stock to the former Preferred holders, and had also agreed to reset the exercise price of the Intraware Common Stock warrants held by those former Preferred holders.

    On January 23, 2001, we filed a Report on Form 8-K under Item 5 reporting our issuance on January 16, 2001, of an aggregate of 3,160,206 shares of a new class of Series A Convertible Preferred Stock and related Warrants in a private placement to individual investors, in consideration for approximately $5,200,000.

(c) EXHIBITS

    See Item 14(a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES

    See Item 8 above.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Intraware, Inc:

    Our audits of the financial statements referred to in our report dated May 25, 2001 also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, CA
May 25, 2001

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year ended February 28, 2001	$541,500	$1,417,791	$530,821	$1,428,470
Year ended February 29, 2000	$165,000	$502,490	$125,990	$541,500
Year ended February 28, 1999	$32,755	$160,395	$28,150	$165,000

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 13, 2001.

INTRAWARE, INC.
By:	/s/ PETER H. JACKSON

Peter H. Jackson Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ PETER H. JACKSON (Peter H. Jackson)	Chief Executive Officer and Director (Principal Executive Officer)	June 13, 2001
/s/ DONALD M. FREED (Donald M. Freed)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 13, 2001
/s/ LAURENCE M. BAER (Laurence M. Baer)	Director	June 13, 2001
/s/ JOHN V. BALEN (John V. Balen)	Director	June 13, 2001
/s/ RONALD E. F. CODD (Ronald E. F. Codd)	Director	June 13, 2001
/s/ MICHAEL S. FALK (Michael S. Falk)	Director	June 13, 2001
/s/ MARK B. HOFFMAN (Mark B. Hoffman)	Director	June 13, 2001
/s/ FROST R. R. PRIOLEAU (Frost R. R. Prioleau)	President and Director	June 13, 2001

INTRAWARE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F–1

Report of Independent Accountants

To the Board of Directors and Stockholders of Intraware, Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Intraware, Inc. and its subsidiaries (the "Company") at February 28, 2001 and February 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
San Jose, California
May 25, 2001

F–2

INTRAWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for per share amounts)

	February 28, 2001	February 29, 2000
ASSETS
Current assets:
Cash and cash equivalents	$7,046	$16,013
Restricted cash	1,739	—
Short term investments	—	11,046
Accounts receivable, net	9,700	35,381
Prepaid licenses, services, and cost of deferred revenue	22,412	21,006
Other current assets	2,437	2,477

Total current assets	43,334	85,923
Investments	—	19,826
Cost of deferred revenue	1,780	7,500
Property and equipment, net	14,150	8,411
Intangible assets, net	20,825	9,050
Other assets	138	402

Total assets	$80,227	$131,112

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS' EQUITY
Current liabilities:
Bank borrowings	$3,261	$500
Accounts payable	15,360	43,436
Accrued expenses	3,939	4,489
Deferred revenue	26,046	23,550
Capital lease and other obligations	2,363	384

Total current liabilities	50,969	72,359
Deferred revenue	2,825	7,751
Capital lease and other obligations	3,339	399

Total liabilities	57,133	80,509

Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, 10,000 shares authorized, $.0001 par value; 2,873 and zero shares issued and outstanding at February 28, 2001 and February 29, 2000, respectively (aggregate liquidation preference of $5,100 at February 28, 2001)	4,666	—

Stockholders' equity:
Common stock; $0.0001 par value; 250,000 shares authorized, 28,375 issued and outstanding; 250,000 shares authorized, 25,993 shares issued and outstanding at February 28 and 29, 2001 and 2000, respectively	3	3
Additional paid-in-capital	130,625	107,037
Unearned compensation	(4,462)	(6,954)
Accumulated other comprehensive loss	—	(136)
Accumulated deficit	(107,738)	(49,347)

Total stockholders' equity	18,428	50,603

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$80,227	$131,112

The accompanying notes are an integral part of these consolidated financial statements.

F–3

INTRAWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)

	For the Years Ended
	February 28, 2001	February 29, 2000	February 28, 1999
Revenues:
Software product sales	$98,809	$84,495	$34,741
Online services and technology	23,027	12,419	3,827

Total revenues	121,836	96,914	38,568

Cost of revenues:
Software product sales	80,417	72,380	29,665
Online services and technology	4,773	2,002	789

Total cost of revenues	85,190	74,382	30,454

Gross profit	36,646	22,532	8,114

Operating expenses:
Sales and marketing	37,564	32,042	15,823
Product development	19,632	9,788	3,778
General and administrative	20,451	8,883	3,585
Restructuring	8,860	—	—
Merger & acquisition related costs including amortization of intangibles	8,545	2,457	—

Total operating expenses	95,052	53,170	23,186

Loss from operations	(58,406)	(30,638)	(15,072)
Interest expense	(660)	(118)	(198)
Interest and other income and expenses	675	2,805	246

Net loss	(58,391)	(27,951)	(15,024)
Redeemable convertible preferred stock accretion to redemption value and deemed dividend due to beneficial conversion feature	(10,026)	—	—

Net loss attributable to common stockholders	$(68,417)	$(27,951)	$(15,024)

Basic and diluted net loss per share attributable to common stockholders	$(2.57)	$(1.14)	$(3.00)

Weighted average shares—basic and diluted	26,647	24,532	5,002

The accompanying notes are an integral part of these consolidated financial statements.

F–4

INTRAWARE, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE
CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS' EQUITY
(in thousands)

	Redeemable Convertible Preferred Stock					Initial Public Offering Proceeds Receivable
			Common Stock				Accumulated Other Comprehensive Gain (Loss)
					Additional Paid-In Capital			Note Receivable from Stockholder	Unearned Compensation	Accumulated Deficit	Stockholders' Equity	Comprehensive Income
	Shares	Amount	Shares	Amount
Balance at February 28, 1998	3,834	—	6,307	1	10,512	—	—	(91)	(1,219)	(7,540)	1,663
Issuance of preferred stock	2,189	1	—	—	11,713	—	—	—	—	—	11,713
Conversion of all preferred stock in conjunction with initial public offering	(6,023)	(1)	12,046	1	—	—	—	—	—	—	1
Exercise of stock options, net of repurchase of unvested stock	—	—	2,338	—	317	—	—	6	—	—	323
Issuance of common stock in initial public offering, net	—	—	4,000	1	58,185	(59,520)	—	—	—	—	(1,334)
Issuance of common stock, net of issuance cost of $56,025	—	—	200	—	2,415	—	—	—	—	—	2,415
Unearned compensation	—	—	—	—	12,054	—	—	—	(12,054)	—	—
Issuance of common stock options to consultants	—	—	—	—	16	—	—	—	—	—	16
Amortization of unearned compensation	—	—	—	—	—	—	—	—	1,895	—	1,895
Net loss	—	—	—	—	—	—	—	—	—	(15,024)	(15,024)	(15,024)

Other comprehensive loss												(15,024)

F–5

INTRAWARE, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE
CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (cont.)
(in thousands)

	Redeemable Convertible Preferred Stock					Initial Public Offering Proceeds Receivable
			Common Stock				Accumulated Other Comprehensive Gain (Loss)
					Additional Paid-In Capital			Note Receivable from Stockholder	Unearned Compensation	Accumulated Deficit	Stockholders' Equity	Comprehensive Income
	Shares	Amount	Shares	Amount
Balance at February 28, 1999	—	—	24,891	3	95,212	(59,520)	—	(85)	(11,378)	(22,564)	1,668
Exercise of stock options, net of repurchase of unvested stock	—	—	258	—	439	—	—	—	—	—	439
Issuance of common stock	—	—	477	—	5,096	—	—	—	—	—	5,096
Issuance of common stock for employee stock purchase program	—	—	52	—	713	—	—	—	—	—	713
Repayment of stockholder note	—	—	—	—	—	—	—	85	—	—	85
Issuance of common stock for BITSource, Inc.	—	—	315	—	6,814	—	—	—	—	—	6,814
Adjustment to conform fiscal year ends for pooled acquisition	—	—	—	—	—	—	—	—	—	1,168	1,168
Proceeds from initial public offering	—	—	—	—	—	59,520	—	—	—	—	59,520
Unearned compensation	—	—	—	—	60	—	—	—	(60)	—	—
Deferred stock-based compensation for options forfeited	—	—	—	—	(1,297)	—	—	—	1,297	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	3,187	—	3,187
Unrealized investment loss	—	—	—	—	—	—	(136)	—	—	—	(136)	(136)
Net loss	—	—	—	—	—	—	—	—	—	(27,951)	(27,951)	(27,951)

Other comprehensive loss												(28,087)

The accompanying notes are an integral part of these consolidated financial statements.

F–6

INTRAWARE, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE
CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (cont.)
(in thousands)

	Redeemable Convertible Preferred Stock					Initial Public Offering Proceeds Receivable
			Common Stock				Accumulated Other Comprehensive Gain (Loss)
					Additional Paid-In Capital			Note Receivable from Stockholder	Unearned Compensation	Accumulated Deficit	Stockholders' Equity	Comprehensive Income
	Shares	Amount	Shares	Amount
Balance at February 29, 2000	—	—	25,993	3	107,037	—	(136)	—	(6,954)	(49,347)	50,603
Exercise of stock options, net of repurchase of unvested stock	—	—	213	—	681	—	—	—	—	—	681
Issuance of common stock for employee stock purchase program	—	—	250	—	1,719	—	—	—	—	—	1,719
Issuance of common stock for Janus Technologies, Inc. including deferred stock-based compensation	—	—	1,169	—	20,600	—	—	—	(1,500)	—	19,100
Issuance of preferred stock with warrants, net of issuance costs of $165	2,876	25,435	—	—	4,600	—	—	—	—	—	4,600
Redemption of preferred stock	(3)	(25,480)	750	—	2,126	—	—	—	—	—	2,126
Accretion of preferred stock to redemption value and deemed dividend relating to beneficial conversion feature	—	9,377	—	—	(10,026)	—	—	—	—	—	(10,026)
Beneficial conversion feature on preferred stock	—	(4,666)	—	—	4,666	—	—	—	—	—	4,666
Deferred stock-based compensation for options forfeited	—	—	—	—	(778)	—	—	—	778	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	3,214	—	3,214
Unrealized investment gain	—	—	—	—	—	—	136	—	—	—	136	136
Net loss	—	—	—	—	—	—	—	—	—	(58,391)	(58,391)	(58,391)

Other comprehensive loss												$(58,255)

Balance at February 28, 2001	2,873	$4,666	28,375	$3	$130,625	$—	$—	$—	$(4,462)	$(107,738)	$18,428

The accompanying notes are an integral part of these consolidated financial statements.

F–7

INTRAWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	February 28, 2001	February 29, 2000	February 28, 1999
Cash flows from operating activities:
Net loss	$(58,391)	$(27,951)	$(15,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	5,206	1,854	628
Amortization of intangibles	8,422	1,554	—
Amortization of unearned compensation	3,214	3,187	1,895
Provision for doubtful accounts	887	377	133
Non-cash restructuring charges	7,146	—	—
Common stock issued for services	—	—	16
Adjustment to conform fiscal year ends for pooled acquisition	—	1,168	—
Changes in assets and liabilities:
Accounts receivable	25,577	(22,998)	(8,799)
Prepaid licenses and services	3,983	(11,627)	(6,510)
Other assets	745	192	(2,751)
Accounts payable	(28,250)	23,946	6,912
Accrued expenses	(2,093)	2,301	674
Deferred revenue	(3,053)	17,349	11,320

Net cash used in operating activities	(36,607)	(10,648)	(11,506)

Cash flows from investing activities:
Purchase of property and equipment	(10,595)	(7,180)	(1,493)
Purchase of investments	(9,786)	(38,344)	—
Proceeds from sales of investments	40,794	7,472	—
Proceeds (payments) for acquisitions, net of cash acquired	187	(2,554)	—
Increase in restricted cash equivalents	(1,739)	—	—
Proceeds from sale of fixed assets	635	—	—

Net cash provided by (used in) investment activities	19,496	(40,606)	(1,493)

Cash flows from financing activities:
Proceeds from bank borrowings	1,640	500	2,559
Payments on bank borrowings	—	(1,371)	(2,942)
Proceeds from initial public offering	—	59,520	—
Proceeds from preferred stock	30,035	—	14,130
Payments for redemption of preferred stock and warrants	(23,354)	—	—
Dividends paid on preferred stock	(649)	—	—
Proceeds from common stock	2,400	6,248	324
Proceeds from payment of stockholder note receivable	—	85	—
Proceeds (principal payments) on capital lease obligations	(1,928)	(547)	192

Net cash provided by financing activities	8,144	64,435	14,263

Net increase (decrease) in cash and cash equivalents	(8,967)	13,181	1,264
Cash and cash equivalents at beginning of the year	16,013	2,832	1,568

Cash and cash equivalents at end of the year	$7,046	$16,013	$2,832

Supplemental disclosure of cash flow information:
Cash paid for interest	$660	$118	$184
Cash paid for income taxes	$—	$—	$1
Supplemental non-cash activity:
Issuance of common stock for services	$—	$—	$16
Property and equipment leases	$6,069	$883	$368
Prepaid maintenance leases	$349	$—	$—
Common stock and options issued for acquisitions	$20,600	$43,364	$—
Common stock and warrants issued in connection with preferred stock redemption	$2,140	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

F–8

INTRAWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Overview

    We were incorporated in Delaware on August 14, 1996. We are a leading provider of integrated solutions that enable corporations to effectively manage IT resources. Our services and software optimize the purchase, delivery, maintenance, and management of technology resources, to help reduce the total cost of ownership of technology assets and accelerate the return on investment in those assets.

Principles of consolidation

    These consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. We have eliminated all significant inter-company balances and transactions.

Liquidity Considerations

    We have suffered recurring losses and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. We were in breach of certain covenants related to our commercial bank line of credit which expired on April 29, 2001, and under which we owe $3.3 million in callable debt. The amounts outstanding under this line of credit are now payable upon demand. We are seeking an extension, replacement or restructuring of that line of credit, and a waiver of those breaches. Although we restructured our operations in December 2000 in order to reduce discretionary spending, raised $3.2 million in capital in April 2001, and continue to seek additional revenue through sales of our products and services as well as additional capital, there is no assurance that we will be successful in generating sufficient revenue or obtaining sufficient financing on terms acceptable to us.

    Our future capital requirements will depend on many factors, including our ability to increase revenue levels and reduce costs of operations to generate positive cash flows, the timing and extent of spending to support expansion of sales and marketing, and market acceptance of our products and timeliness of collections of our accounts receivable. Although we have historically been able to satisfy our cash requirements, there can be no assurance that efforts to obtain sufficient financing for operations will be successful in the future. Our future capital needs will be highly dependent upon our ability to control expenses and generate additional software license revenues, and any projections of future cash needs and cash flows are subject to substantial uncertainty. Our ability to raise additional capital may be weakened in the event we do not maintain Nasdaq listing requirements. If we are unable to replace the commercial bank line of credit we may be required to reduce the scope of sales and marketing efforts and reduce the size of current staff; both of which could have a material adverse effect on our business, our financial condition, and our ability to reduce losses or generate profits.

    While we are aggressively pursuing the replacement of our expired commercial line of credit, are taking steps to improve our sales efforts, and are controlling our expenditures, there can be no assurance that we will succeed in obtaining additional funding resources, generating sufficient cash from operations, or achieving profitability.

Use of estimates

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and

F–9

liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

    We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are composed primarily of short-term certificates of deposit. Restricted cash equivalents consists of certificates of deposit required as collateral for our letters of credit (Note 5).

Concentration of credit risk

    Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. Our accounts receivable are derived from revenue earned from customers located primarily in the United States. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon our historical experience and the expected collectibility of all accounts receivable.

    During the years ended February 28, 2001, February 29, 2000, and February 28, 1999, no customers accounted for greater than 10% of total revenue.

    As of February 28, 2001, February 29, 2000, and February 28, 1999, zero, one and three customers accounted for greater than 10% of our accounts receivable, respectively.

Fair value of financial instruments

    Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and bank borrowings are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

    We consider all investments with maturities of more than three months and less than one year as of February 28, 2001 to be short-term marketable securities and all investments with maturities greater than one year to be long-term marketable securities. In accordance with Statement on Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," we have categorized our marketable securities as "available-for-sale" securities. These investments, which all have contractual maturities of less than two years, are carried at fair-market-value. Realized gains and losses are determined based on the specific identification method and are reflected in other income and unrealized gains and losses are reflected on the statement of stockholders equity as other comprehensive income/loss.

F–10

    As of the dates below, the portfolio of short-term and long-term investments consisted of the following (in thousands):

	February 28, 2001	February 29, 2000
Cash and cash equivalents	$7,046	$16,013
Corporate debt securities	—	15,281
US treasury and agency securities	—	5,545
Asset backed securities	—	10,046

	$7,046	$46,885

Property and equipment

    Property and equipment are stated at cost less accumulated depreciation. We provide for depreciation by charges to expense which are sufficient to write off the cost of the assets over their estimated useful lives on a straight-line basis. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvement. Useful lives by principal classifications are as follows:

Furniture and office equipment	5 years
Computer equipment and software	3 years
Leasehold improvements	1-5 years

    When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the asset and allowance for depreciation accounts, respectively. Upon the disposition of property and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss on that sale or disposal is credited or charged to income.

    Maintenance, repairs, and minor renewals are charged to expense as incurred.

    Expenditures, which substantially increase an asset's useful life, are capitalized.

Intangible assets

    Intangible assets are stated at cost less amortization and consist of goodwill, acquired technology, assembled workforce and trademarks and are amortized on a straight line basis over the estimated periods of benefit, which are as follows:

Goodwill	5 years
Acquired technology	2 to 3 years
Assembled workforce	1.5 to 4 years
Trademark	4 years

    Goodwill represents the excess of cost over the fair value of the net assets acquired.

Long-Lived Assets

    We assess the impairment of identifiable tangible and intangible long-lived assets and related goodwill periodically in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to

F–11

Be Disposed of." We also assess the impairment of enterprise level goodwill periodically in accordance with the provision of Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

Revenue Recognition

    We derive software product revenues from reselling licenses and maintenance for multiple business software products lines. We derive online services and technology revenues primarily from software maintenance outsourcing services, sale of proprietary software licenses and related maintenance and from professional services.

    We recognize revenue when all of the following conditions are met:

  •
  There is persuasive evidence of an arrangement;

  •
  We have delivered the software product or service to the customer;

  •
  We believe that collection of these fees is probable; and

  •
  The amount of fees to be paid by the customer is fixed and determinable.

    We obtain vendor specific objective evidence of fair value for the maintenance element of the resold and proprietary software arrangements based on renewal rates for maintenance. In such cases, we defer the maintenance revenue at the outset of the arrangement and recognize it ratably over the period during which the maintenance is to be provided (generally 12 months), which normally commences on the date the software is delivered.

    We defer services revenue related to software maintenance outsourcing services (Intraware SubscribeNet OEM) and professional services and generally recognize them ratably over the term of the service arrangement. Revenue is included in online services and technology.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The adoption of SAB 101 did not have a material effect on our financial position or results of operations.

Deferred revenue

    Deferred revenue consists primarily of billings or payments received in advance of revenue recognition from the sale of licenses, maintenance, software update management services and research and evaluation services and is recognized as revenue recognition criteria are met.

F–12

Prepaid licenses and services

    Prepaid license and services consist primarily of orders for license and subscription services in advance of resell and is expensed when the related revenue is recognized. In addition to these orders, prepaid services consist of third party maintenance that has been deferred and recognized over the service period (generally 12 months).

Internal-use software costs

    During fiscal 2000, we adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs for the development of internal use software should be capitalized, including the costs of coding, software configuration, upgrades and enhancements. Product development costs include expenses incurred by us to develop, enhance, manage, monitor and operate our website and online services. Capitalized costs of computer software developed or obtained for internal use were $4.1 million and zero for the years ended February 28, 2001 and February 29, 2000, respectively.

Advertising expense

    We utilize print and online advertising, trade shows, seminars, direct mail, online promotions and regional marketing development to expand brand and product awareness in the information technology professional community. Costs incurred for presence on third-party web sites are recognized ratably over the term of the arrangements. Costs incurred for Internet page impressions are recognized as such impressions are delivered. All other advertising costs are expensed as incurred. Advertising costs amounted to $7.9 million for the year ended February 28, 2001, $10.0 million for the year ended February 29, 2000, and $5.2 million for the year ended February 28, 1999.

Stock-based compensation

    We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services."

Income taxes

    Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

F–13

Net loss per share

    Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period excluding shares subject to repurchase. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and potential common stock outstanding during the period if the effect is dilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon conversion of preferred stock.

F–14

    The following table sets forth the computation of basic and dilutive net loss per share as well as securities that are not included in the diluted net loss per share attributable to common stockholders calculation because to do so would be antidilutive (in thousands, except per share amounts):

	For the Year Ended
	February 28, 2001	February 29, 2000	February 28, 1999
Numerator
Net loss	$(58,391)	$(27,951)	$(15,024)
Redeemable convertible preferred stock accretion to redemption value and deemed dividend due to beneficial conversion feature	(10,026)	—	—

Net loss attributable to common stockholders	$(68,417)	$(27,951)	$(15,024)

Denominator
Weighted average shares	27,104	25,600	7,475
Weighted average unvested common shares subject to repurchase	(457)	(1,068)	(2,473)

Denominator for basic and diluted calculation	26,647	24,532	5,002

Basic and diluted net loss per share attributable to common stockholders	$(2.57)	$(1.14)	$(3.00)

Antidilutive securities including options, warrants, convertible redeemable preferred stock and unvested common shares subject to repurchase not included in net loss per share attributable to common stockholders	10,928	4,557	9,392

Segment information

    We adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." We identify our operating segments based on business activities, management responsibility and geographical location. During the years ended February 28, 2001, February 29, 2000 and February 28, 1999, we operated in a single business segment providing online purchasing and delivery services for business software in the United States.

Recent accounting pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activity," which was subsequently amended by Statement No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of FASB 133" and Statement No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB Statement No. 133." SFAS 137 requires adoption of SFAS 133 in years beginning after June 15, 2000. SFAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. SFAS 133 will become effective for our

F–15

first fiscal quarter of fiscal year 2002 and the adoption will not have a material effect on our consolidated financial statements.

    In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees". This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material effect on our consolidated financial statements.

    In September 2000, FASB issued Statement No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 will become effective for extinguishments of liabilities occurring after March 31, 2001. We do not expect adoption to have a material effect on our consolidated financial statements.

Reclassification

    Certain prior amounts have been reclassified to conform to current year presentation.

NOTE 2    IPLANET E-COMMERCE SOLUTIONS

Electronic Software Distribution Agreement

    We entered into an Electronic Distribution License Agreement with Netscape Communications Corporation ("Netscape") on October 20, 1998, and amended that agreement on March 1, 1999. That agreement allowed us to use Netscape products internally and electronically distribute those products to end-user customers in the United States and Canada. Under that agreement, we purchased Netscape products under standard reseller terms on both a prepaid and per unit basis.

    In March 1999, America Online, Inc. acquired Netscape. America Online later formed an alliance with Sun Microsystems, Inc. ("Sun") to manage Netscape's business software division (the "Sun/Netscape Alliance"). On July 1, 1999, we signed a 60-day interim Electronic Distribution License Agreement with Sun, which allowed us to electronically distribute Sun/Netscape Alliance software products (which included all Netscape and some Sun software products) in the United States and Canada. That agreement superseded the earlier Electronic Distribution License Agreement between Netscape and us.

    On August 31, 1999, we signed a Channel Agreement with Sun, which allows us to electronically distribute iPlanet E-Commerce Solutions software products in the United States and Canada. The current term of this agreement will expire on June 30, 2001. On January 21, 2000, we signed a separate Channel Agreement with Sun Microsystems Limited, which allowed us to electronically distribute iPlanet software products in the United Kingdom. The term of that agreement expired on March 31, 2001. Under the U.S. and Canada Channel Agreement we purchase, and under the expired U.K. Channel Agreement we purchased, iPlanet products under standard reseller terms on a per unit basis.

F–16

Intraware SubscribeNet OEM and Electronic Fulfillment Services

    On July 1, 1999, we entered into a Services Agreement with Sun for our provision of the Intraware SubscribeNet OEM service and other maintenance services to Sun for the entire iPlanet product line. Effective July 1, 2000, we entered into a separate agreement with Sun to provide a number of additional services to Sun, including electronic delivery of iPlanet software to fulfill initial software licenses purchased by customers directly from iPlanet (the "Fulfillment Service"). On December 17, 2000, Intraware and Sun amended the Services Agreement to include the Fulfillment Services and to extend that Agreement through June 30, 2003, although Sun may terminate that Agreement without cause after June 30, 2002. Sun serves as a key customer reference for the Intraware SubscribeNet OEM service.

    At February 28, 1999, deferred revenue under the October 28, 1998 Services Agreement between Netscape and ourselves totaled $4.7 million. At February 29, 2000 and February 28, 2001, deferred revenue under the July 1, 1999 Services Agreement between Sun and Intraware totaled $1.9 million and $1.7 million respectively. During the years ended February 28, 1999, February 29, 2000 and February 28, 2001, we recognized $3.3 million, $2.1 million, and $5.2 million, respectively, of revenue related to this agreement.

Netcenter

    Under a Netcenter Services Agreement effective September 3, 1998, we obtained the right to maintain a content channel within the Netcenter area of Netscape's web site targeted at the information technology professional community. In exchange for the content channel right, we paid Netscape $1.0 million, which was recognized ratably over the one-year term of the arrangement. In addition, in exchange for a $4.0 million payment from us, Netscape agreed to deliver a minimum cumulative number of impressions or page views promoting the content channel within Netcenter. The $4.0 million payment was recognized as advertising expense over the one year term of the agreement as such impressions or page views were delivered. At February 28, 1999, the prepaid advertising amount included in other current assets was $2.2 million. At February 29, 2000, we did not have any prepaid advertising relating to this agreement. During the year ended February 28, 1999 and February 29, 2000 we recognized $1.8 million and $2.2 million of advertising expenses related to this agreement.

    The above mentioned agreement expired in September 1999 and was not renewed.

F–17

NOTE 3    BALANCE SHEET COMPONENTS:

	February 28, 2001	February 29, 2000
	(in thousands)	(in thousands)
Accounts receivable, net:
Accounts receivable	$11,129	$35,923
Allowance for doubtful accounts	(1,429)	(542)

	$9,700	$35,381

Property and equipment, net:
Computer equipment and software	16,176	6,998
Furniture and office equipment	2,348	2,936
Leasehold improvements	758	419
Construction-in-process	1,677	867
Other	172	24

	21,131	11,244
Less: accumulated depreciation and amortization	(6,981)	(2,833)

	$14,150	$8,411

Intangible assets, net:
Goodwill	$9,445	$827
Acquired technology	17,000	7,500
Workforce	3,356	1,295
Trademarks	1,000	1,000
Less: accumulated amortization	(9,976)	(1,572)

	$20,825	$9,050

Accrued expenses:
Accrued compensation and benefits	2,320	2,281
Other	1,619	2,208

	$3,939	$4,489

    Property and equipment includes $6,359,000 and $1,560,000, of computer equipment and internal-use software and furniture and equipment under capital leases at February 28, 2001 and February 29, 2000, respectively. Accumulated amortization of assets under capital leases totaled $1,728,000 and $207,000 at February 28, 2001 and February 29, 2000 respectively.

NOTE 4    INCOME TAXES

    As of February 28, 2001, we had approximately $80 million of federal and $56 million of state net operating loss carryforwards available to offset future taxable income which expire in varying amounts between 2005 and 2021. Included in federal and state net operating loss carryforwards are approximately $6 million of deductions related to stock option exercises, the benefit of which will be credited to equity when realized. Because of cumulative ownership changes, loss carryovers totaling approximately $13 million are subject to an annual limitation. At February 28, 2001 we may utilize approximately $1.1 million of federal net operating losses annually to offset future taxable income.

F–18

    Net deferred assets are composed of the following (in thousands):

	February 28, 2001	February 29, 2000
Deferred tax assets:
Net operating loss carryforwards	$34,156	$16,740
Fixed asset basis difference	1,361	—
Research and development credits	701	580
Accruals and reserves	1,227	2,152

Total deferred tax assets	37,445	19,472
Valuation allowance	(32,129)	(17,535)

Total deferred tax assets	5,316	1,937

Deferred tax liabilities:
Acquired intagibles	(5,316)	(1,937)

Total deferred tax liabilities	(5,316)	(1,937)

Net deferred tax assets	$—	$—

    Based upon our limited operating history and losses incurred to date, management does not believe that the realization of the related deferred tax assets meets the recognition criteria required by generally accepted accounting principals and, accordingly, a full valuation allowance has been recorded.

    The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for the year summarized below:

	February 28, 2001	February 29, 2000
Provision computed at federal statutory rate	(34.00)%	(34.00)%
State taxes, net of federal benefit	(3.03)	(4.60)
Amortization of goodwill	0.77	0.08
Amortization of deferred compensation	0.80	4.07
Tax Credits	(0.27)	(0.30)
Other	4.46	2.43
Change in valuation allowance	31.27	32.32

Provision for income taxes	—%	—%

NOTE 5    BORROWINGS

Revolving loan agreement

    At February 28, 2001 and February 29, 2000, we had $3.3 million and $500,000, respectively, of outstanding borrowings under a bank revolving loan agreement. Borrowings under the revolving loan bear interest of 1% per annum in excess of the bank's prime rate and are collateralized by our tangible personal property. The agreement provided for borrowings of up to $5 million and letters of credit of up to $2 million through July 1999.

    On February 27, 2001, we signed an "Amended and Restated Loan Agreement" with Imperial Bank. The rate of interest increased to two percent (2.0%) per annum in excess of the bank's prime rate, which was 8.5% at February 28, 2001, and is collateralized by our tangible personal property. The agreement continued to provide for borrowings of up to $5 million and letters of credit of up to $2 million through April 29, 2001. Under the agreement, we were required to maintain certain financial covenants, including minimum quarterly net losses, minimum unrestricted cash and minimum quarterly revenues. At February 28, 2001, we were in default of the minimum quarterly net loss covenant, and as

F–19

of April 29, 2001, the date the loan agreement expired, we were in default of additional covenants. The amounts outstanding under this line of credit are now payable upon demand. We are currently seeking an extension, replacement or restructuring of that line of credit and waiver of those breaches. Imperial Bank may not agree to such an extension, replacement or restructuring, and even if we receive an extension we may not be able to secure a new line of credit on terms acceptable to us before that extension expires. Any demand by Imperial Bank for repayment of that $3.3 million in callable debt before we have secured a new line of credit would have a substantial and immediate adverse effect on us.

    On September 1, 2000, we signed a letter of credit in the amount of $250,000 as collateral for a lease of property and equipment. This letter of credit expires on December 31, 2003. During the year ended February 28, 2001, we paid approximately $6,000 in fees for this letter of credit.

    On March 14, 2000 and December 1, 1999, we signed letters of credit in the amounts of $1.5 million and $80,000, respectively, in lieu of deposits for office leases. The leases expire on January 1, 2003 and May 31, 2005, respectively. During the year ended February 28, 2001, we paid approximately $52,000 in fees for one letter of credit and zero in fees for the other letter of credit. During the year ended February 29, 2000, we paid approximately $2,000 in fees for the $80,000 letter of credit.

    Our letters of credit require that we hold $1.8 million in a 90-day certificate of deposit as collateral. The certificate of deposit is automatically renewed after each 90-day period until the letters of credit terminate or expire.

NOTE 6    COMMITMENTS AND CONTINGENCIES

    We lease our office facilities and certain equipment under noncancelable operating lease agreements, which expire at various dates through 2006. The terms of the facility lease provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid. The leases require that we pay all costs of maintenance, utilities, insurance and taxes. Rent expense under these leases totaled approximately $4 million, $1.4 million and $644,000 during the years ended February 28, 2001, and February 29, 2000, and February 28, 1999 respectively.

    Future minimum lease payments under all noncancelable operating and capital leases at February 28, 2001 are as follows:

Year Ending February 28,	Capital Leases	Operating Leases
2002	$2,844,000	$2,941,000
2003	2,647,000	2,648,000
2004	1,041,000	1,935,000
2005	—	1,770,000
2006	—	220,000

Total mininum lease payments	6,532,000	$9,514,000

Less: amount representing interest	(835,000)

Present value of minimum lease payments	5,697,000
Less: current portion	(2,358,000)

Long-Term lease obligation	$3,339,000

F–20

    We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Our management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

NOTE 7    PREFERRED STOCK

    We are authorized, subject to limitations prescribed by Delaware law, to provide for the issuance of Preferred Stock in one or more series, to establish from time to time the number of shares included within each series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without any further vote or action by the stockholders.

    On June 30, 2000 we entered into a financing arrangement with institutional investors to issue a maximum of 2,500 shares of 9% redeemable Convertible Preferred Stock for a maximum of $25 million in proceeds; the $25 million was advanced to us on June 30, 2000. The completion of the financing arrangement was contingent on the market value of our Common Stock during the period from July 5, 2000 through September 5, 2000 in order to establish a minimum conversion price for the Preferred Stock which was determined by reference to the market value of our Common Stock. The market value of our Common Stock declined during this sixty day period and we ultimately agreed to permit the investors to retain approximately 900 shares for total proceeds of approximately $9.2 million; the remaining $15.8 million of advanced proceeds was repaid to the investors in August 2000 and September 2000. We also issued warrants to purchase up to 346,967 shares of our Common Stock at an exercise price of $12.68 in connection with the financing. The warrants expire in August 2004.

    The remaining proceeds of approximately $9.2 million was allocated between the Preferred Stock and the warrants based upon the relative fair values of each security in accordance with APB No. 14. This allocation resulted in an assignment of proceeds of $3.0 million to the warrants (an increase to additional paid-in-capital) and, therefore, a carrying amount of $6.2 million, for the Preferred Stock.

    In January 2001 we redeemed all of the outstanding Preferred Stock in exchange for the payment of $7.5 million in cash, the issuance of 750,000 shares of our Common Stock (market value of $2.06 per share on the day immediately preceding the redemption date), and an adjustment of the exercise price of the warrants from $12.68 to $2.03, which was the closing bid price of our Common Stock on the day immediately preceding the redemption date. The redemption value was $9.6 million and we recorded an accretion charge of $3.4 million representing the difference in the carrying amount of the Preferred Stock $6.2 million and the value of the redemption, as follows:

Cash	$7.5 million
Common Stock	1.5 million
Warrants	0.6 million

Redemption value	9.6 million
Less: carrying value
of Preferred Stock	6.2 million

Accretion charge	$3.4 million

    Had we not redeemed the Preferred Stock, we may have been obligated to make additional dividend payments, pay additional cash penalties and potentially redeem the outstanding Preferred Stock for approximately $11 million, due to our failure to meet certain financial requirements at November 30, 2000 as set forth in the governing agreements.

    On January 16, 2001, we raised $5.2 million in additional financing through the sale of a new class of Series A Redeemable Convertible Preferred Stock and warrants to investors. The investors include

F–21

the chairman of our Board of Directors, Mark B. Hoffman, and two other members of our Board of Directors, John V. Balen, and Ronald E.F. Codd. Under the terms of this financing, we issued an aggregate of 2,872,922 shares of Redeemable Convertible Preferred Stock at a per share price of $1.81 and warrants to purchase 287,284 shares of Common Stock at an exercise price of $1.99, or 110% of the purchase price of the Redeemable Convertible Preferred Stock. The warrants expire four years from the issuance date. The purchase price for the Redeemable Convertible Preferred Stock was the average closing price of our Common Stock during the ten trading-day period ending January 11, 2001, plus a 15% premium. Each share of Redeemable Convertible Preferred Stock is convertible into one share of Common Stock at the election of the holder and will entitle the holder to a liquidation preference equal to the amount of the original investment, in the event of a liquidation, winding-up or dissolution of the company. The Redeemable Convertible Preferred Stock does not have a dividend and is not subject to adjustments to the conversion ratio, except for proportional adjustments in the event of a split or combination of the Common Stock.

    Proceeds from this financing were allocated based on relative fair values of the Preferred Stock and warrants issued. We recognized a deemed dividend of $4.7 million that increased the net loss attributable to common stockholders. This charge was calculated based on the difference between the accounting conversion rate of the Preferred Stock and the fair market value of our Common Stock on the commitment date.

NOTE 8    COMMON STOCK

    Our certificate of Incorporation, as amended, authorizes us to issue 250 million shares of $0.0001 par value Common Stock. In December 1998, our Board of Directors authorized a two-for-one split of the outstanding shares of Common Stock to be effective immediately prior to the effectiveness of our initial public offering. This stock split resulted in a corresponding change in the conversion rate for all outstanding shares of preferred stock to a ratio of two shares of Common Stock for each share of preferred stock.

    As of February 28, 2001, approximately 135,000 shares of outstanding Common Stock were subject to repurchase by us in the event of voluntary or involuntary termination of employment of the employees holding the stock.

NOTE 9    EMPLOYEE BENEFIT PLANS

401(k) savings plan

    We have a savings plan (the "Savings Plan") that qualifies as a defined contribution arrangement under Section 401(a), 401(k) and 501(a) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 20%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All of our employees on the United States payroll are eligible to participate in the Plan.

    We will determine our contributions, if any, to the Savings Plan based on our current profits and/or retained earnings, however, we have not made any contributions to the Savings Plan since its inception.

1996 Stock Option Plan

    In October 1996, we adopted the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the granting of stock options to our employees and consultants. Options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (that is, options intended to qualify as incentive stock options under the Internal Revenue Code, or "ISOs") may be granted only to our employees (including officers and directors who are also

F–22

employees). Nonstatutory stock options (that is, options not intended to qualify as incentive stock options under the Internal Revenue Code, or "NSOs") may be granted to our employees and consultants. We have reserved 9,422,350 shares of Common Stock for issuance under the 1996 Plan, plus annual increases equal to the lesser of (a) 3,000,000 shares, (b) 6% of the outstanding shares on such date, or (c) a lesser amount determined by the Board.

    The 1996 Plan provides that the options shall be exercisable over a period not to exceed ten years from the date of the grant; however, in the case of an ISO granted to a person owning more than 10% of the combined voting power of all classes of our stock, the term of the option will be five years from the date of the grant. Options granted by us to date generally vest 25% one year after the date of grant and the remaining options thereafter generally vest in equal monthly installments over the following 36 months.

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

1998 Director Option Plan

    In December 1998, we adopted the 1998 Director Option Plan (the "Director Plan"), which became effective in February 1999. The Director Plan provides for the granting of stock options to Board members who are not employees of Intraware. We have reserved 350,000 shares of Common Stock for issuance under the Director Plan. The option grants under the Directors Plan are automatic and nondiscretionary, and the exercise price of the options must be 100% of the fair market value of the Common Stock on the date of grant. We determine fair market value by the closing price of the Common Stock on the Nasdaq exchange on the grant date. Each eligible Board member is granted an option to purchase 15,000 shares ("First Option") on the date such person first becomes a director. Immediately following each annual meeting of stockholders, each eligible Board member is automatically granted an additional option to purchase 7,500 shares ("Subsequent Option") if such director has served continuously as a member of the Board for at least the preceding six months. The Director Plan provides that the options shall be exercisable over a period not to exceed ten years from the date of the grant; however, the options terminate 3 months following the date the director ceases to be a member of the Board (12 months if the director ceased to be a Board member because of death or disability). First Options vest as to 12.5% of the shares 6 months after the grant date and as to remaining shares in equal installments over the next 42 months provided the optionee continues as a member of the Board. Subsequent Options vest as to 25% of the shares 6 months after the grant date and as to the remaining shares in equal installments over the next 18 months.

F–23

1999 Non-Qualified Acquisition Stock Option Plan

    In October 1999, we adopted the Non-Qualified Acquisition Stock Option Plan (the "1999 Plan"). The 1999 Plan provides for the granting of NSOs (that is, options not intended to qualify as incentive stock options under the Internal Revenue Code) to our employees and consultants. Officers may only receive grants under the 1999 Plan in connection with their initial service to us, and Board members may not receive any grants under the 1999 Plan. We have reserved 1,500,000 shares of Common Stock for issuance under the 1999 plan. The standard form of Stock Option Agreement used under the 1999 Plan provides that the options are exercisable over a period not to exceed ten years from the date of the grant. Options granted under the 1999 Plan generally vest as to 25% of the shares one year after the date of grant and as to the remaining options in equal monthly installments over the next 36 months. The exercise price of all options granted under the 1999 Plan has been the fair market value of our Common Stock on the grant date, as determined by the closing price of the Common Stock on Nasdaq on that date.

Selected Information Regarding all Stock Option Plans

    The following table summarizes all stock option activity (in thousands, except per share amounts):

		Options Outstanding
	Options Available For Grant	Number of Options	Weighted Average Exercise Price
Balance at February 28, 1998	1,170	2,631	0.10
Shares authorized	2,444	—	—
Options granted at fair value	(587)	587	12.52
Options granted below fair value	(1,500)	1,500	1.31
Options exercised	—	(2,336)	0.13
Options canceled	197	(197)	0.16

Balance at February 28, 1999	1,724	2,185	3.92
Shares authorized	1,682	—	—
Options granted at fair value	(2,688)	2,688	27.81
Options exercised	—	(344)	1.26
Options canceled	719	(719)	12.01

Balance at February 29, 2000	1,437	3,810	15.60
Shares authorized	4,118	—	—
Options granted at fair value	(6,616)	6,616	6.45
Options exercised	—	(360)	1.74
Options canceled	2,433	(2,433)	22.70

Balance at February 28, 2001	1,372	7,633	$8.18

    The weighted average fair value of options that were granted for the years ended February 28, 2001 and February 29, 2000 were $6.17 and $17.05 per share, respectively. The minimum value of options granted during the period from the year ended February 28, 1999 was approximately $1.34 per share.

    At February 28, 2001, February 29, 2000 and February 28, 1999 approximately 1,643,000, 1,505,000 and 168,000 options were exercisable at a weighted average exercise price per share of $12.17, $5.74, and $0.14, respectively.

F–24

    The following table summarizes the information about all stock options outstanding and exercisable as of February 28, 2001 (in thousands, except per share amounts):

	Options Outstanding at February 28, 2001
				Options Vested and Exercisable at February 28, 2001
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.05—1.00	393	7.29	$0.70	393	$0.70
1.34—1.59	3,090	9.79	1.59	25	1.49
1.72—10.81	1,915	9.28	4.67	333	4.35
11.00—100.54	2,235	8.72	21.62	892	20.44

	7,633			1,643

    Prior to our initial public offering, the fair value of each option grant was determined using the minimum value method. Subsequent to the offering, the fair value would have been determined using the Black-Scholes model. No option grants were made subsequent to the offering and prior to the year ended February 28, 1999. We calculated the minimum value and the fair value of each option grant on the date of grant during the years ended February 28, 2001, February 29, 2000 and February 28, 1999 respectively, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions.

	Year Ended February 28, 2001	Year Ended February 29, 2000	Year Ended February 28, 1999
Risk-free interest rates	6.73% - 4.59%	5.06% - 6.67%	4.33% - 5.53%
Expected lives (in years)	4	4	4
Dividend yield	0%	0%	0%
Expected volatility	159%	70%	0%

    We apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for the stock option Plan. Had compensation expense for the stock option plans and the employee stock purchase plan been determined based on the fair value at the grant date for awards granted in 2001, 2000 and 1999, consistent with the provisions of SFAS 123, the pro forma net loss would have been reported as follows:

	For the year ended,
	February 28, 2001	February 29, 2000	February 28, 1999
Net loss attributable to common stockholders
As reported	$(68,417)	$(27,951)	$(15,024)

Pro forma	$(84,583)	$(33,953)	$(15,132)

Net loss attributable to common stockholders per share—basic and diluted
As reported	$(2.57)	$(1.14)	$(3.00)

Pro forma	$(3.17)	$(1.38)	$(3.00)

F–25

Employee Stock Purchase Plan

    In December 1998, the Board adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan"), which became effective February 1999. The Purchase Plan reserves 600,000 shares of Common Stock for issuance thereunder. On each March 1 beginning in 2000, the aggregate number of shares reserved for issuance under the Purchase Plan is increased automatically to the lesser of 400,000 shares, 1% of the outstanding shares on such date, or a lesser amount determined by the Board of Directors. The aggregate number of shares reserved for issuance under the Purchase Plan may not exceed 600,000 shares. Employees generally are eligible to participate in the Purchase Plan if they are customarily employed by us for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase Plan) 5% stockholders. Under the Purchase Plan, eligible employees select a rate of payroll deduction up to 15% of their W-2 cash compensation subject to certain maximum purchase limitations. Each offering period has a maximum duration of two years and consists of four six-month Purchase Periods. Depending on the effective date, the first Purchase Period is more or less than six months long. Offering Periods and Purchase Periods thereafter begin on April 15 and October 15. The price at which the Common Stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of our Common Stock on the first day of the applicable offering period or on the last day of that purchase period.

Unearned stock-based compensation

    In connection with certain stock option grants during the years ended February 28, 1999 and 1998, we recognized unearned compensation totaling $12.1 million and $1.3 million, respectively, which is being amortized over the four-year vesting periods of the related options. Amortization expense recognized during the years ended February 28, 2001, February 29, 2000 and February 28, 1999 totaled approximately $3.2 million, $3.2 million, and $1.9 million, respectively.

NOTE 10 ACQUISITIONS

Pooling acquisition

    On December 7, 1999, we acquired all outstanding shares of Internet Image, Inc. We accounted for this transaction using the pooling-of-interest method of accounting; therefore all prior periods have been restated. The purchase price was $36.55 million. Under the terms of the agreement, 9.1912 shares of our Common Stock were exchanged for each outstanding share of Internet Image, Inc. We issued approximately 1.15 million shares of Common Stock to acquire Internet Image, Inc. We also assumed remaining outstanding stock options that were converted to options to purchase approximately 95,000 shares of our Common Stock.

    Prior to the merger, Internet Image, Inc., used a June 30 year-end. Our restated consolidated financial statements combine our February 28, 1999, results with the June 30, 1999, results of Internet Image, Inc., respectively. Due to the differing year-ends, an adjustment was necessary to conform the Internet Image, Inc. year-end to operate on the Intraware fiscal year for the year ended February 29, 2000. Accordingly, Internet Image, Inc.'s operations for the four-month period ending June 30, 1999, which are not significant to Intraware, have been reflected as an adjustment to retained earnings in fiscal year 2000.

F–26

    The following table shows the historical results for the periods prior to the merger with Internet Image, Inc. (in thousands):

	For the Years Ended
	February 29, 2000	February 28, 1999
	(unaudited)
Net sales
Intraware, Inc.	$96,343	$38,417
Internet Image, Inc.	571	151

	$96,914	$38,568

Net loss
Intraware, Inc.	$(25,031)	$(12,034)
Internet Image, Inc.	(2,920)	(2,990)

	$(27,951)	$(15,024)

Purchase acquisitions

    On October 14, 1999, we acquired BITSource, Inc in a transaction accounted for as a purchase. The total purchase price was approximately $11.9 million (including liabilities assumed and other consideration of $2.6 million). The consideration paid comprised of 315,000 shares of Common Stock at $21.63 per share and cash of $2,554,000. The purchase price was assigned to the fair value of the assets acquired, including $1,413,000 to tangible assets acquired, $9,720,000 to identified intangible assets, and $827,000 to goodwill. Amortization of the intangible assets acquired and goodwill is computed using the straight-line method over the estimated useful life of the intangible assets, 18 months to 5 years.

    On July 12, 2000, we acquired substantially all of the assets and liabilities of Janus Technologies, Inc., in exchange for 1,169,000 shares of our Common Stock and 219,000 Common Stock options with a total estimated fair value of $20.6 million. These consolidated financial statements include the results of Janus Technologies, Inc., since the date of acquisition. The Janus Technologies, Inc., acquisition has been accounted for as a purchase. The total purchase price of approximately $20.8 million, including acquisition-related costs of approximately $200,000, was assigned, based on an appraisal, to the fair value of the assets acquired, including $1.3 million of net tangible liabilities acquired, $12.0 million of identified intangible assets, and $1.5 million of unvested deferred stock-based compensation, with the excess purchase price of $8.6 million assigned to goodwill. Amortization of the intangible assets acquired and goodwill is computed using the straight-line method over the estimated useful life of the assets, two to five years.

    The following unaudited pro forma consolidated financial information reflects the results of operations for the fiscal year ended February 28, 2001, February 29, 2000 and February 28, 1999 as if the acquisition of Janus Technologies, Inc. had occurred on March 1, 2000 and 1999, respectively, and as if the acquisition of BITSource, Inc. had occurred on March 1, 1999 and 1998, respectively, and after giving effect to purchase accounting adjustments, principally amortization of goodwill and other intangible assets. These pro forma results have been prepared for comparative purposes only and do not purport to indicate what operating results would have been had the acquisition actually taken place

F–27

on March 1, 2000, 1999 and 1998 and may not be indicative of future operating results (in thousands, except per share data).

	For the Years Ended
	February 28, 2001	February 29, 2000	February 28, 1999
	(unaudited)
Pro forma revenues	$122,919	$100,487	$38,996
Pro forma net loss	(64,902)	(33,359)	(18,174)
Pro forma basic and diluted net loss per share	$(2.44)	$(1.36)	$(3.62)

NOTE 11 RESTRUCTURING

    On December 1, 2000, we announced a strategic restructuring directed toward strengthening our competitive and financial position. This strategy involved a restructuring that reduced our total headcount to approximately 200, from 380 at November 30, 2000. In addition, we consolidated our three San Francisco Bay Area offices into two and reduced our number of outside sales offices from eleven to seven. We took a charge relating to this restructuring in our fourth quarter ending February 28, 2001 of $8.9 million. The restructuring charges were primarily due to the following:

  •
  $1.1 million for rent and sublease expenses, net of anticipated sublease income for office leases, and expenses related to the closure of certain offices.

  •
  $6.1 million relates primarily to the abandonment of property and equipment, net of anticipated proceeds of approximately $782,000.

  •
  $1.1 million for severance costs in connection with the termination of certain employees.

  •
  $403,000 for expenses relating to the write-off of our E-Learning product.

  •
  $119,000 relates to other restructuring expenses.

    We made cash payments of $1.7 million during the year ended February 28, 2001 related to the restructuring charge. After February 28, 2001 we had a remaining restructuring accrual of $628,000 of which $616,000 was related to future lease and related expenses and the remainder was severance costs. We expect to pay this remaining accrual in cash within the next fiscal year.

NOTE 12 RELATED PARTY TRANSACTIONS

    As of February 28, 2001, we held notes receivable from one former employee and one employee totaling $20,148 and $200,000, respectively. The notes bear a simple interest at 5.45% and 6.5% respectively. As of February 28, 2001, principal and interest on the $20,148 note were past due and principal and interest on the $200,000 note was payable on January 15, 2002. On April 16, 2001 the $200,000 note receivable was increased to $209,421 and the terms were extended to April 17, 2002.

    As of February 29, 2000, we held notes receivable from two former employees totaling $64,181 and $20,148. The notes bear a simple interest at 5.45%. The first note receivable was paid in full in September 2000.

    As of February 28, 1999, we held a note receivable from an officer of Intraware totaling $300,000. The note was full recourse, secured by Common stock and bore simple interest at 8% per annum. Principal and interest were due and payable upon certain events, including completion of a Registration Statement on Form S-1. All principal and interest were repaid in March 1999.

NOTE 13 NON-MONETARY TRANSACTIONS

    On October 31, 2000, we entered into a non-monetary exchange transaction for software with Bluestone Software, Inc. We sold software licenses to Bluestone Software, Inc. and recorded revenue

F–28

with an estimated fair value of approximately $680,000, which is included in Online Services and Technology Revenue. We negotiated an additional $668,000 in fees under an Intraware SubscribeNet service agreement; that revenue will be recognized over the service period from November 2000 through October 2001. We acquired and have deployed the Bluestone software received in this exchange for internal use. The software has been capitalized in the amount of $1.2 million and will be amortized over the estimated useful life of three years.

    On August 31, 2000 we entered into a non-monetary exchange transaction for software with a related party, Commerce One, Inc. Mark Hoffman, the Chairman and Chief Executive Officer of Commerce One, is also the Chairman of our Board of Directors. We sold software licenses to Commerce One, Inc. and recorded revenue that had an estimated fair value of approximately $1.2 million. The software licenses received in this exchange have been capitalized and will be amortized over their useful life when they are fully deployed for internal use.

NOTE 14 SUBSEQUENT EVENT

    On April 2, 2001, we entered into an agreement to raise $3.2 million in additional financing through the sale of a new class of Series B Preferred Stock and warrants to certain institutional and individual investors. Under the terms of this financing, we issued an aggregate of 360,000 shares of Preferred Stock for an aggregate sale price of $3.6 million and net receipts of $3.2 million after fees and expenses. We also issued warrants to purchase 720,000 shares of our Common Stock with an exercise price of $1.125, the closing bid price of our Common Stock on the trading day prior to the closing of the financing. The warrants expire seven years from the issuance date. Each share of Preferred Stock will be convertible into ten shares of Common Stock at the election of the holder and will entitle the holder to a liquidation preference equal to the amount of the original investment, in the event of a liquidation, winding-up or dissolution of the company. The Preferred Stock carries anti-dilution protections requiring a full adjustment of the conversion price to any lower price at which stock is sold by the company to investors during the three months following the closing, and a weighted-average adjustment of the conversion price based on any sale of stock by us to investors during the subsequent nine month period. The Preferred Stock does not carry a dividend and is not subject to adjustments to the conversion ratio, except for proportional adjustments in the event of a split or combination of the Common Stock. We have agreed to file with the SEC, within 180 days of the closing of the financing, a registration statement to register the resale of the Common Stock issuable upon conversion of the Preferred Stock or exercise of the warrants. The new class of Series B Preferred Stock entitles the holders to elect a member of our Board of Directors.

F–29

QuickLinks

TABLE OF CONTENTS
EXPLANATORY NOTE
PART I
RISK FACTORS
PART II
Quarterly Summary (in thousands, except per share amounts) (unaudited)
PART III
PART IV
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
INTRAWARE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants
INTRAWARE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS