Form 10-Q
period 2001-05-31
INTRAWARE INC
filed 2001-07-13
CIK 1025134

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check (X) whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes / /  No /x/

    As of June 30, 2001 there were 28,586,212 shares of the registrant's Common Stock outstanding.

i

PART I
FINANCIAL INFORMATION

    ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

INTRAWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	May 31, 2001	February 28, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,990	$7,046
Restricted cash	1,739	1,739
Accounts receivable, net	8,097	9,700
Prepaid licenses, services and cost of deferred revenue	21,657	22,412
Other current assets	2,378	2,437

Total current assets	37,861	43,334
Cost of deferred revenue	797	1,780
Property and equipment, net	12,821	14,150
Intangible assets, net	18,283	20,825
Other assets	360	138

Total assets	$70,122	$80,227

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS' EQUITY
Current liabilities:
Bank borrowings	$3,261	$3,261
Accounts payable	9,465	15,360
Accrued expenses	2,348	3,939
Deferred revenue	27,742	26,046
Capital lease and other obligations	2,479	2,363

Total current liabilities	45,295	50,969
Deferred revenue	1,562	2,825
Capital lease and other obligations	2,732	3,339

Total liabilities	49,589	57,133

Contingencies
Redeemable convertible preferred stock, 10,000 shares authorized, $.0001 par value; 3,233 and 2,873 shares issued and outstanding at May 31 and February 28, 2001, respectively (aggregate liquidation preference of $8,700 at May 31, 2001 and $5,100 at February 28, 2001)	7,362	4,666

Stockholders' equity:
Common stock; $0.0001 par value; 250,000 shares authorized, 28,591 issued and outstanding; 250,000 shares authorized, 28,375 shares issued and outstanding at May 31 and February 28, 2001, respectively	3	3
Additional paid-in-capital	131,272	130,625
Unearned compensation	(3,692)	(4,462)
Accumulated deficit	(114,412)	(107,738)

Total stockholders' equity	13,171	18,428

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$70,122	$80,227

See notes to unaudited interim consolidated financial information.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

	For the Three Months Ended
	May 31, 2001	May 31, 2000
	(unaudited)	(unaudited)
Revenues:
Software product sales	$11,039	$36,507
Online services and technology	4,294	4,957

Total revenues	15,333	41,464

Cost of revenues:
Software product sales	8,650	31,929
Online services and technology	1,266	866

Total cost of revenues	9,916	32,795

Gross profit	5,417	8,669

Operating expenses:
Sales and marketing	4,366	11,685
Product development	2,919	3,807
General and administrative	2,064	4,199
Merger & acquisition related costs including amortization of intangibles	2,542	932

Total operating expenses	11,891	20,623

Loss from operations	(6,474)	(11,954)
Interest expense	(225)	(33)
Interest and other income and expenses	25	204

Net loss	(6,674)	(11,783)
Deemed dividend due to beneficial conversion feature of redeemable convertible preferred stock	(1,129)	—

Net loss attributable to common stockholders	$(7,803)	$(11,783)

Basic and diluted net loss per share attributable to common stockholders	$(0.28)	$(0.46)

Weighted average shares—basic and diluted	28,372	25,407

See notes to unaudited interim consolidated financial information.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended
	May 31, 2001	May 31, 2000
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(6,674)	$(11,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,021	1,843
Amortization of unearned compensation	691	846
Provision for (recovery of) doubtful accounts	(300)	459
Changes in assets and liabilities:
Accounts receivable	1,904	(7,757)
Prepaid licenses and services	1,738	(5,328)
Other assets	(162)	(577)
Accounts payable	(5,894)	(7,778)
Accrued expenses	(1,587)	(1,544)
Deferred revenue	432	4,859

Net cash used in operating activities	(5,831)	(26,760)

Cash flows from investing activities:
Purchase of property and equipment	(162)	(3,132)
Proceeds from sales of fixed assets	7	—
Proceeds from sales of investments	—	27,516

Net cash provided by (used in) investment activities	(155)	24,384

Cash flows from financing activities:
Proceeds from common stock, net	201	1,023
Proceeds from preferred stock, net	3,220	—
Principal payments on capital lease obligations	(491)	(11)

Net cash provided by financing activities	2,930	1,012

Net decrease in cash and cash equivalents	(3,056)	(1,364)
Cash and cash equivalents at beginning of period	7,046	16,013

Cash and cash equivalents at end of period	$3,990	$14,649

Supplemental disclosure of cash flow information:
Cash paid for interest	$225	$21
Supplemental non-cash activity:
Property and equipment leases	$—	$486
Prepaid maintenance leases	$—	$221

See notes to unaudited interim consolidated financial information.

INTRAWARE, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL INFORMATION

NOTE 1.  BASIS OF PRESENTATION

INTRAWARE, INC.

    The accompanying consolidated financial statements for the three months ended May 31, 2001 and 2000 are unaudited and reflect all normal and recurring adjustments which are, in the opinion of our management, necessary for fair presentation of the consolidated balance sheets, statements of operations, and statements of cash flows for the periods presented.

    These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2001. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission (the "SEC"). The results of operations for the interim period ended May 31, 2001 are not necessarily indicative of results to be expected for the full year.

    Certain reclassifications have been made to prior year consolidated financial statements to conform to current year's presentation.

NOTE 2.  NET LOSS PER SHARE

    We compute net loss per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Basic net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period excluding shares subject to repurchase. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and potential common stock outstanding during the period if the effect is dilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon conversion of convertible preferred stock.

    The following table sets forth the computation of basic and diluted net loss per share as well as securities that are not included in the diluted net loss per share attributable to commons stockholders calculation because to do so would be antidilutive (in thousands, except per share amounts):

	For the Three Months Ended May 31,
	2001	2000
	(in thousands, except per share amounts)
Numerator:
Net loss	$(6,674)	$(11,783)
Deemed dividend due to beneficial conversion feature of redeemable convertible preferred stock	(1,129)	—

Net loss attributable to common stockholders	$(7,803)	$(11,783)

Denominator:
Weighted average shares	28,497	26,117
Weighted average unvested common shares subject to repurchase	(125)	(710)

Denominator for basic and diluted calculation	28,372	25,407

Basic and diluted net loss per share attributable to common stockholders	$(0.28)	$(0.46)

Antidilutive securities including options, warrants, convertible redeemable preferred stock and unvested common shares subject to repurchase not included in net loss per share attributable to common stockholders	15,067	4,938

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activity," which was subsequently amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of FASB 133" and Statement No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB Statement No. 133." SFAS 137 requires adoption of SFAS 133 in years beginning after June 15, 2000. SFAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. SFAS 133 became effective this fiscal quarter and the adoption did not have a material effect on our consolidated financial statements.

    In September 2000, FASB issued Statement No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 became effective for extinguishments of liabilities occurring during this quarter. The adoption did not have a material effect on our consolidated financial statements.

    The FASB is in the process of finalizing the two Statements (Statement 141, Business Combinations (SFAS No. 141, and Statement 142, Goodwill and Other Intangible Assets SFAS No. 142). Board members voted by written ballot on June 29, 2001 and were unanimously in favor of the two Statements which will be issued in the second half of July 2001. SFAS No. 141 revises accounting treatment for business combinations requiring the use of purchase accounting and prohibiting the use of pooling-of-interests method for all business combinations initiated after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS No. 142 will not become effective until March 1, 2002 or the beginning of our fiscal year 2003. We have not yet evaluated the effects of these changes on our consolidated financial statements.

NOTE 4.  CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

    During the three months ended May 31, 2001, our redeemable convertible preferred stock ("preferred stock") and stockholders' equity changed as follows (in thousands):

	Preferred Stock		Common Stock
					Additional Paid-In Capital	Unearned Compensation	Accumulated Deficit	Stockholders' Equity	Comprehensive Income
	Shares	Amount	Shares	Amount
Balance at February 28, 2001	2,873	$4,666	28,375	$3	$130,625	$(4,462)	$(107,738)	$18,428
Exercise of stock options, net of repurchase of unvested stock	—	—	3	—	2	—	—	2
Issuance of common stock for employee stock purchase program	—	—	213	—	200	—	—	200
Deferred stock-based compensation for options forfeited	—	—	—	—	(79)	79	—	—
Issuance of preferred stock with warrants, net of issuance costs of $380	360	2,696	—	—	524	—	—	524
Beneficial conversion feature on preferred stock	—	(1,129)	—	—	1,129	—	—	1,129
Deemed dividend relating to beneficial conversion feature on preferred stock	—	1,129	—	—	(1,129)	—	—	(1,129)
Amortization of unearned compensation	—	—	—	—	—	691	—	691
Issuance of warrants in connection with reseller arrangement	—	—	—	—	1,588	—	—	1,588
Warrants issued below fair value to offset to future related revenue	—	—	—	—	(1,588)	—	—	(1,588)
Net loss	—	—	—	—	—	—	(6,674)	(6,674)	(6,674)

Other comprehensive income									$(6,674)

Balance at May 31, 2001	3,233	$7,362	28,591	$3	$131,272	$(3,692)	$(114,412)	$13,171

NOTE 5.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

   On April 2, 2001, we entered into an agreement to raise $3.2 million in financing through the sale of a new class of Series B Preferred Stock and warrants to certain institutional and individual investors. Under the terms of this financing, we issued an aggregate of 360,000 shares of Preferred Stock for an aggregate sale price of $3.6 million and net receipts of $3.2 million after fees and expenses. We also issued warrants to purchase 720,000 shares of our Common Stock with an exercise price of $1.125, the closing bid price of our Common Stock on the trading day prior to the closing of the financing. The warrants expire seven years from the issuance date. Each share of Preferred Stock is convertible into ten shares of Common Stock at the election of the holder and entitles the holder to a liquidation preference equal to the amount of the original investment, in the event of our liquidation, winding-up or dissolution. The Preferred Stock carries anti-dilution protections requiring a full adjustment of the conversion price to any lower price at which we sell stock to investors during the three months following the closing, and a weighted-average adjustment of the conversion price based on any sale of stock by us to investors during the subsequent nine-month period. The Preferred Stock does not carry a dividend and is not subject to adjustments to the conversion ratio, except for proportional adjustments in the event of a split or combination of the Common Stock. The new class of Series B Preferred Stock entitles the holders to elect a member of our Board of Directors.

    Proceeds from this financing were allocated based on relative fair values of the Series B Preferred Stock and warrants issued. There was a beneficial conversion feature of $1.1 million related to this financing. This amount was calculated based on the difference between the accounting conversion rate of the Series B Preferred Stock and the fair market value of the Common Stock on the commitment. Since the Series B Preferred Stock was immediately convertible upon issuance we recognized a deemed dividend for the discount of Series B Preferred Stock created by the beneficial conversion feature amounting to $1.1 million upon the issuance of the Series B Preferred Stock.

    We may recognize an additional deemed dividend, not to exceed $1.6 million, through April 2002 based on the potential adjustment of the conversion price under the anti-dilution protections. Recognition of any additional deemed dividend is dependent upon whether we sell our stock at a lower price than the Series B sales price through April 2002.

NOTE 6.  ABILITY TO CONTINUE OPERATIONS

    Our annual report on form 10-K, for the year ended February 28, 2001 contains a disclosure expressing substantial doubt regarding our ability to continue as a going concern as a result of our recurring losses and negative cash flows from operations. We were in breach of certain covenants related to our commercial bank line of credit which expired on April 29, 2001, and under which we owe $3.3 million in callable debt. The amounts outstanding under this line of credit are now payable upon demand. We are seeking an extension, replacement or restructuring of that line of credit, and a waiver of those breaches. Although we restructured our operations in December 2000 in order to reduce discretionary spending, raised $3.2 million in capital in April 2001, and continue to seek additional revenue through sales of our products and services as well as additional capital, there is no assurance that we will be successful in generating sufficient revenue or obtaining sufficient financing on terms acceptable to us.

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

NOTE 7.  RESTRUCTURING

    On December 1, 2000, we announced a strategic restructuring directed toward strengthening our competitive and financial position. This strategy involved a restructuring that reduced our total headcount to approximately 200, from 380 at November 30, 2000. In addition, we consolidated our three San Francisco Bay Area offices into two and reduced our number of outside sales offices from eleven to seven. We took a charge relating to this restructuring in our fourth quarter ending February 28, 2001 of $8.9 million. At February 28, 2001, we had a remaining restructuring accrual of $628,000.

    We made cash payments of $304,000 during the three months ended May 31, 2001 related primarily to lease and related expenses. At May 31, 2001 we had a remaining restructuring accrual of approximately $324,000 of which $314,000 was related to future lease and related expenses and the remainder was severance costs. We expect to pay this remaining accrual in cash within the current fiscal year. While the $324,000 accrual reflects management's best estimate of the costs to be incurred related to the activities above, actual costs incurred may differ from initial estimates recorded.

NOTE 8.  CORPORATE SOFTWARE ALLIANCE

    On June 14 and June 29, 2001, we announced agreements with CorpSoft, Inc., a leading reseller of business software and provider of software asset management services and technologies.

    Under the agreement announced June 14, CorpSoft will offer our Argis suite of products to its North American customers as its exclusive information technology asset management repository solution for two years. During this period, CorpSoft will act as our exclusive reseller of the Argis suite in North America. These exclusivity provisions of the agreement are subject to certain exceptions, and may terminate completely in certain circumstances. CorpSoft will pay to us our list fees for the Argis software products and related maintenance, training and professional services, less prescribed discount percentages. In addition, we agreed to issue to CorpSoft a fully-vested warrant to purchase 800,000 shares of our Common Stock at $1.71 per share, the average closing price of our Common Stock from May 8, 2001 to May 21, 2001. Based on a Black-Scholes calculation, the warrant is valued at approximately $1.6 million. The issuance of this warrant will result in a non-cash offset to future Argis revenue, when generated by CorpSoft, in an amount not to exceed approximately $1.6 million. This charge will be recognized ratably over the lesser of the 24-month term of the arrangement or the period of time it takes for CorpSoft to generate $1.6 million in total revenue for us. If CorpSoft attains a prescribed sales goal on November 30, 2001, then 200,000 shares subject to the warrant shall become exercisable on that date. Thereafter, at the end of each of our fiscal quarters that CorpSoft attains its prescribed sales goals, 100,000 shares subject to the warrant shall become exercisable, up to a maximum of 800,000 shares. If any of the prescribed sales goals are not attained, all the shares subject to the warrant shall become exercisable on the earlier of either the fourth anniversary date, May 22, 2005 or any termination of the agreement. The term of the warrant is ten years.

    Under the agreement announced June 29, we assigned to CorpSoft our agreement with Sun Microsystems, Inc. under which we resold Sun's iPlanet E-Commerce Solutions software licenses and related services. CorpSoft has assumed primary responsibility for those sales and we are providing sales and marketing assistance as well as our SubscribeNet electronic software delivery and management service. As part of this arrangement CorpSoft will pay to us a percentage of the gross profit derived from its sales of iPlanet software licenses and services, and will reimburse us for our cost in maintaining a team dedicated to sales of iPlanet software licenses and services. This agreement has an initial term of two years and is renewable for subsequent one-year terms. We continue to maintain a separate relationship with Sun under which we provide our SubscribeNet service to the iPlanet customer base on behalf of Sun.

    The agreement announced on June 29 is part of our planned transition out of the business of reselling third-party software. At the time we announced this agreement, we also ceased reselling any other third-party software except in a limited manner in connection with our proprietary products and services.

NOTE 9.  CONTINGENCIES

    We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

    Online services and technology revenue results primarily from three types of arrangements. First, it results from the licensing of our proprietary software products to companies that use those products to provide web-based services to their customers or that use the products internally; such revenue is recognized when there is evidence of an arrangement for a fixed and determinable fee that is probable of collection and the software is available for customer download through our web site. Second, it results from software maintenance outsourcing arrangements with third-party software vendors delivered through our Intraware SubscribeNet OEM service; such revenues are recognized ratably over the service period. Third, it results from professional services from proprietary software integration and data conversion; such revenues are recognized as services are performed.

    We have a limited operating history upon which investors may evaluate our business and prospects. Since inception, we have incurred significant losses, and, as of May 31, 2001, had an accumulated deficit of approximately $114 million. As of May 31, 2001, we had negative working capital of approximately $7.4 million. In addition we were in breach of certain covenants related to our commercial bank line of credit which expired on April 29, 2001, and under which we owe $3.9 million in callable debt. We expect to incur additional losses at least through our fiscal year ending February 28, 2002, and continued negative cash flow at least through our fiscal quarter ending August 31, 2001. There can be no assurance that our gross profit will increase or continue at its current level. There also can be no assurances that we will achieve or maintain profitability or generate cash from operations in future periods. Our future must be considered in light of the risks frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as e-commerce. To address these risks, we must, among other things, raise additional capital, maintain existing and develop new relationships with software publishers, continue to improve existing and develop new services, implement and successfully execute our business and marketing strategy, continue to develop and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks and the failure to do so would have a material adverse effect on our business, financial condition and results of operations. Our current and future expense levels are based largely on our planned operations and estimates of future sales. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast, particularly in the current business environment. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales would have an immediate adverse effect on our business, financial condition and results of operations. In view of the rapidly evolving nature of our business and our limited operating history, we are unable to accurately forecast our sales and believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

Total Revenues

    Revenue for the three months ended May 31, 2001 was $15.3 million, which represents a 63% decrease from revenue for the three months ended May 31, 2000 of $41.5 million. In addition, for the three months ended May 31, 2001, product revenue accounted for $11.0 million or 72% of revenue, while online service and technology revenue accounted for $4.3 million or 28% of revenue. For the three months ended May 31, 2000, product revenue accounted for $36.5 million or 88% of revenue, while online service and technology revenue accounted for $5.0 million or 12% of revenue.

    The decline in revenue and increase in online service and technology revenue as a percentage of total revenue was due to our increased focus on selling our proprietary products and services, which tend to generate lower total revenue but higher gross margins than our sales of third-party software, as well as weakening demand for certain types of business software among corporate information technology departments. In June 2001 we entered into an agreement with CorpSoft whereby CorpSoft assumed our rights and obligations under our reseller agreement with iPlanet E-Commerce Solutions, and agreed to pay to us a percentage of the gross profit derived from its sales of iPlanet software licenses and services. We expect our third-party product revenue to decrease substantially as a result of this agreement. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

Cost of Revenues

    Total cost of revenues decreased to $9.9 million for the three months ended May 31, 2001 from $32.8 million for the three months ended May 31, 2000. Our gross margin increased to 35% for the three months ended May 31, 2001 from 21% for the three months ended May 31, 2000.

    Costs of revenue primarily consist of the cost of third-party products sold, content development and acquisition, Internet connectivity and allocated overhead charges. We purchase third-party products at a discount to the third-party's established list prices according to standard reseller terms. The decrease in the cost of revenue dollars primarily reflects our decrease in revenue. The margin percentage increase primarily reflects our focus on the sale of our own services and technology.

Sales and Marketing Expenses

    For the three months ended May 31, 2001, sales and marketing expenses were $4.4 million or 28% of revenue, an overall decrease from $11.7 million or 28% of revenue for the three months ended May 31, 2000.

    Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, promotional materials and trade show expenses. The decrease is due to our recent restructuring efforts, which reduced expenditures on salaries and eliminated rent on closed offices.

    We plan to continue developing strategic relationships to sell our products and services directly to our customer base as well as through our growing network of resellers. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

Product Development Expenses

    For the three months ended May 31, 2001, product development expenses were $2.9 million or 19% of revenue, an overall decrease from $3.8 million or 9% of revenue for the three months ended May 31, 2000.

    Product development expenses consist of costs related to our staff of software developers and outside consultants, and the associated infrastructure costs required to support software product development initiatives. The decrease is due to our recent restructuring efforts, which reduced expenditures on salaries and unproven product and service lines. We anticipate continuing to invest in additional functionality across all of our software product offerings, including industry specific requirements. However, we cannot give assurance that such development efforts will result in products, features or functionality or that the market will accept the software products, features or functionality developed. We expect that the dollar amounts invested in software product development expenses during the remaining quarters in 2002 will be consistent with amounts invested during the three months ended May 31, 2001. The previous three sentences are forward-looking statements and actual results could differ materially from those anticipated.

General and Administrative Expenses

    For the three months ended May 31, 2001, general and administrative expenses were $2.1 million or 13% of revenue, an overall decrease from $4.2 million or 10% of revenue for the three months ended May 31, 2000.

    General and administrative expenses consist primarily of compensation for administrative and executive personnel, facility costs and fees for professional services. A significant part of our decreased general and administrative expenses in the three months ended May 31, 2001, stems from our restructuring efforts, which reduced expenditures on salaries.

Merger and Acquisition Related Costs Including Amortization of Intangibles

    For the three months ended May 31, 2001, merger and acquisition related costs including amortization of intangibles were $2.5 million or 17% of revenue, an increase from $1.0 million or 2% of revenue for the three months ended May 31, 2000.

    Merger and acquisition related costs including amortization of intangibles is a charge related to our acquisitions of BITSource, Inc. and Janus Technologies, Inc. This expense is an ongoing charge through June 2005. Increase was due to acquisition of Janus Technologies, Inc in July 2000 and the related intangible amortization.

Interest Expense

    For the three months ended May 31, 2001, interest expenses were $225,000 or 1.5% of revenue, an increase from $33,000 or 0.1% of revenue for the three months ended May 31, 2000.

    Interest expense relates to obligations under capital leases and borrowings on a bank line. The increase in interest expense is primarily the result of increased borrowings on a bank line of credit as well as new lease agreements.

Interest and Other Income and Expenses

    For the three months ended May 31, 2001, interest and other income and expenses were $25,000 or 0.2% of revenue, a decrease from $204,000 or 0.5% of revenue for the three months ended May 31, 2000.

    The decrease in interest and other income is primarily the result of a reduction in our invested cash due to the use of that cash in our operations.

Income Taxes

    From inception through May 31, 2001, we incurred net losses for federal and state tax purposes. As of May 31, 2001, Intraware had approximately $80 million of federal and $56 million of state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts between 2005 and 2012. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, we have recorded a 100% valuation allowance against our deferred tax asset. Furthermore, as a result of changes in our equity ownership from our convertible preferred stock financing and our initial public offering, utilization of the net operating losses and tax credits is subject to substantial annual limitations. This is due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

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

    Our non-restricted cash and cash equivalents at May 31, 2001 were $4.0 million, decreasing by $3.0 million from $7.0 million at February 28, 2001. This decrease was due to $5.8 million used in operating activities and $155,000 used in investing activities, which was offset by $2.9 million provided by financing activities.

    The net cash used in operating activities of $5.8 million for the three months ended May 31, 2001 was primarily due to our net loss and a reduction in accounts payable. This decrease was partially offset by our collections of receivables and noncash related expenses such as depreciation and amortization. Financing activities provided $2.9 million for the three months ended May 31, 2001 primarily due to proceeds of the issuance of preferred stock and proceeds from the issuance of common stock in connection with our employee stock purchase plan offset by capital lease payments. Net cash used in investing activities of $155,000 for the three months ended May 31, 2001 related primarily to purchases of software and hardware.

    As of May 31, 2001, we had approximately $5.7 million of cash and cash equivalents of which $1.7 million was restricted. We owe $3.3 million in callable debt under a commercial bank line of credit that expired on April 29, 2001 and is collateralized by our tangible personal properties. We also have irrevocable letters of credit, for the benefit of third parties, that have not currently been drawn upon and that carry a total combined limit of $1.7 million. As of May 31, 2001, and July 13, 2001, we were in breach of covenants with respect to our commercial bank line of credit which expired on April 29, 2001. We are seeking an agreement by the lender to forbear temporarily from exercising remedies to which it is entitled under the loan agreement. We are also seeking additional capital or another strategic transaction that would enable us to repay the amounts we owe to the bank or satisfy the bank's requirements for extension of the credit line. If we cannot obtain a forbearance agreement by the lender on terms acceptable to us, and the lender demands repayment of that $3.3 million in debt before we have obtained substantial additional liquidity, we will be substantially and immediately adversely affected. We may not be able to secure additional liquidity on terms acceptable to us before our current lender demands repayment of the $3.3 million.

    Our future capital requirements will depend on many factors, including our ability to increase gross profit levels and reduce costs of operations to generate positive cash flows, as well as the timing and extent of spending to support expansion of sales and marketing, and market acceptance of our products and timeliness of collections of our accounts receivable. Although we have historically been able to satisfy our cash requirements, there can be no assurance that efforts to obtain sufficient financing for operations will be successful in the future. Our future capital needs will be highly dependent upon our ability to control expenses and generate additional software license revenues, and any projections of future cash needs and cash flows are subject to substantial uncertainty. Our ability to raise additional capital may be weakened in the event we do not maintain our listing on the Nasdaq National Market. If we are unable to replace or restructure our commercial bank line of credit or raise adequate additional capital, we may be required to aggressively reduce the scope of sales and marketing efforts and the size of current staff; both of which could have a material adverse effect on our business, financial condition, and our ability to reduce losses or generate profits.

    While we are seeking to replace or restructure our commercial line of credit, raise additional capital, improve our sales and control our expenditures, there can be no assurance that we will succeed in our efforts to obtain additional funding resources, generate sufficient cash from operations, or achieve positive cash flow or profitability.

    On April 2, 2001, we entered into an agreement to raise $3.2 million in financing through the sale of a new class of Series B Preferred Stock and warrants to certain institutional and individual investors. Under the terms of this financing, we issued an aggregate of 360,000 shares of Preferred Stock for an aggregate sale price of $3.6 million and net receipts of $3.2 million after fees and expenses. We also issued warrants to purchase 720,000 shares of our Common Stock with an exercise price of $1.125, the closing bid price of our Common Stock on the trading day prior to the closing of the financing. The warrants expire seven years from the issuance date. Each share of Preferred Stock is convertible into ten shares of Common Stock at the election of the holder and entitles the holder to a liquidation preference equal to the amount of the original investment, in the event of our liquidation, winding-up or dissolution. The Preferred Stock carries anti-dilution protections requiring a full adjustment of the conversion price to any lower price at which we sell stock to investors during the three months following the closing, and a weighted-average adjustment of the conversion price based on any sale of stock by us to investors during the subsequent nine-month period. The Preferred Stock does not carry a dividend and is not subject to adjustments to the conversion ratio, except for proportional adjustments in the event of a split or combination of the Common Stock. The new class of Series B Preferred Stock entitles the holders to elect a member of our Board of Directors.

Recent Accounting Pronouncements

    In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activity," which was subsequently amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of FASB 133" and Statement No.138, "Accounting for

Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB Statement No. 133." SFAS 137 requires adoption of SFAS 133 in years beginning after June 15, 2000. SFAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. SFAS 133 became effective this fiscal quarter and the adoption did not have a material effect on our consolidated financial statements.

    In September 2000, FASB issued Statement No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 became effective for extinguishments of liabilities occurring during this quarter. The adoption did not have a material effect on our consolidated financial statements.

    The FASB is in the process of finalizing the two Statements (Statement 141, Business Combinations (SFAS No. 141, and Statement 142, Goodwill and Other Intangible Assets SFAS No. 142). Board members voted by written ballot on June 29, 2001 and were unanimously in favor of the two Statements which will be issued in the second half of July 2001. SFAS No. 141 revises accounting treatment for business combinations requiring the use of purchase accounting and prohibiting the use of pooling-of-interests method for all business combinations initiated after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS No. 142 will not become effective until March 1, 2002 or the beginning of our fiscal year 2003. We have not yet evaluated the effects of these changes on our consolidated financial statements.

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

WE HAVE NEGATIVE WORKING CAPITAL AND ARE IN DEFAULT UNDER A LOAN AGREEMENT. WE MAY NOT HAVE SUFFICIENT CASH TO EFFECTIVELY MANAGE OUR WORKING CAPITAL REQUIREMENTS AND FUND OUR OPERATIONS FOR THE PERIOD REQUIRED TO ACHIEVE PROFITABILITY.

    We have limited cash and credit available, and may be unable to raise additional financing or establish additional lines of credit. As of May 31, 2001, we had approximately $5.7 million of cash and cash equivalents of which $1.7 million was restricted in use, and negative working capital of approximately $7.4 million. We owe $3.3 million in callable debt under a commercial bank line of credit that expired on April 29, 2001 and is collateralized by our tangible personal property. We also have irrevocable letters of credit that have not currently been drawn upon and carry a combined limit of $1.7 million. We are seeking an agreement by the lender to forbear temporarily from exercising remedies to which it is entitled under the loan agreement. We are also seeking additional capital or another strategic transaction that would enable us to repay the amounts we owe to the bank or satisfy the bank's requirements for extension of the credit line. The lender is our senior secured creditor and has the right to take possession of our key assets as a remedy for our nonpayment of that $3.3 million in callable debt. Any such action by the lender would have a substantial and immediate adverse effect on the company. We may not be able to secure sufficient additional liquidity on terms acceptable to us before our current lender demands repayment of the $3.3 million. We will not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing. Such financing may not be available on reasonable terms, and if available such additional financing may dilute current shareholders.

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND WE MAY NOT EVER BECOME PROFITABLE.

    We have not achieved profitability, expect to incur net losses at least through our fiscal year ending February 28, 2002 and may not ever become profitable in the future. We incurred net losses attributable to common stockholders of $7.8 million for the three months ended May 31, 2001, $68.4 million for the year ended February 28, 2001, $28.0 million for the year ended February 29, 2000, and $15.0 million for the year ended February, 28, 1999. As of May 31, 2001, we had an accumulated deficit of approximately $114 million. We will need to generate significant additional online services and technology revenues and/or reduce operating costs to achieve and maintain profitability.

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

WE HAVE RECENTLY EXPERIENCED WEAKENING DEMAND FOR OUR PROPRIETARY SOFTWARE AND OUR SUBSCRIBENET SERVICE.

    Since the beginning of the current calendar year, we have experienced weakening demand for our proprietary software and for our SubscribeNet service. Several other computer software and hardware manufacturers have recently reported sharp reductions in demand for their sales growth. We may experience similar sharp reductions in demand for our products and services and in our revenue growth, which would have an immediate and adverse effect on us.

ANY TERMINATION OF OUR RELATIONSHIP WITH CORPSOFT WOULD HAVE A SUBSTANTIAL ADVERSE EFFECT ON OUR BUSINESS.

    During the quarter ended May 31, 2001, we entered into an agreement with CorpSoft whereby CorpSoft became an exclusive reseller of our Argis product suite in North America. As part of this agreement, we disclosed to CorpSoft lists of customers and potential customers of our Argis products. If these potential sales were completed by CorpSoft without a substantial number of additional Argis sales by CorpSoft, or if our agreement with CorpSoft terminated prematurely, our business could be substantially adversely affected.

    In addition, in June 2001 we also entered into an agreement with CorpSoft whereby CorpSoft assumed our rights and obligations under our reseller agreement with iPlanet E-Commerce Solutions, and agreed to pay to us a percentage of the gross profit derived from its sales of iPlanet software licenses and services. We expect our third-party product revenue, and gross profit derived from that revenue, to decrease substantially as a result of this agreement. If CorpSoft's new relationship with iPlanet is unsuccessful or terminates prematurely, our third-party product revenue and gross profit derived from that revenue would diminish to an insignificant amount.

ANY TERMINATION OF OUR RELATIONSHIP WITH IPLANET ECOMMERCE SOLUTIONS WOULD HAVE A SUBSTANTIAL ADVERSE EFFECT ON OUR BUSINESS.

    We provide online software update and license management services to iPlanet customers through our SubscribeNet service under an agreement that expires on June 30, 2003 and that may be terminated by iPlanet without cause after June 30, 2002. We cannot assure you that this agreement will be extended after June 30, 2003 or that it will not be terminated after June 30, 2002. Most of our SubscribeNet revenues to date have been generated through this iPlanet contract, and our failure to extend this contract at the end of its current term could have a material adverse effect on our SubscribeNet revenues and on our business as a whole.

    If iPlanet chose to offer its own electronic software delivery, tracking, maintenance or other services, which it is permitted to do under the current agreement, it would have a substantial adverse effect on our business, results of operations and financial condition.

IF WE FAIL TO MEET NASDAQ NATIONAL MARKET LISTING REQUIREMENTS, OUR COMMON STOCK WILL BE DELISTED

    Our Common Stock is currently listed on the Nasdaq National Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq National Market. If we continue to experience losses from our operations or we are unable to raise additional funds, we might not be able to maintain the standards for continued quotation on the Nasdaq National Market, including the minimum bid price requirement of $1.00 and minimum net tangible assets of $4 million. Although our net tangible assets were $12.9 million as of May 31, 2001, the minimum bid price for our Common Stock has been below $1.00 on several occasions recently this calendar year. If as a result of the application of these listing requirements, our Common Stock were delisted from the Nasdaq National Market, our stock would become harder to buy and sell. Further, our stock could then potentially be subject to what are known as the "penny stock" rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq National Market, the ability or willingness of broker-dealers to sell or make a market in our Common Stock might decline. As a result, your ability to resell your shares of our Common Stock could be adversely affected.

THE LOSS OF ONE OR MORE OF OUR KEY CUSTOMERS OR RESELLERS COULD ADVERSELY AFFECT OUR REVENUES.

    We believe that a substantial amount of revenue from our proprietary software product licenses in any given future period may come from a relatively small number of customers and resellers. If one or more major customers were to stop using our products or services or one or more major resellers were to stop reselling our products, our operating results could be materially adversely affected. Our contractual relationships with most of these customers and resellers are subject to renewal annually. As a result, we cannot assure you that any of our customers or resellers will renew their contracts with us in any given year.

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

    We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results have fallen below the expectations of public market analysts and investors in the past. It is likely that in some future quarter our operating results will again be below the expectations of public market analysts and investors and as a result, the price of our Common Stock will fall. Our operating results have varied widely in the past, and we expect that they will continue to vary significantly from quarter to quarter due to a number of risk factors, including:

  •
  demand for our online services and technology as well as iPlanet products which we help CorpSoft to resell;

  •
  the timing of sales of our online services and technology and the iPlanet products that we help CorpSoft to resell;

  •
  aggressive cost management in the sales, marketing, product development and support areas;

  •
  loss of strategic relationships with major customers and resellers;

  •
  delays in introducing our software or online services according to planned release schedules;

  •
  our ability to retain existing customers and attract new customers;

  •
  changes in our pricing policies;

  •
  changes in the growth rate of Internet usage and acceptance by customers of electronic software delivery for large software purchases;

  •
  technical difficulties, system failures or Internet downtime;

  •
  certain government regulations;

  •
  our ability to upgrade and develop our information technology systems and infrastructure;

  •
  costs related to acquisitions of technology or businesses; and

  •
  general economic conditions as well as those specific to the Internet and related industries.

    In addition, we recently entered into an agreement with CorpSoft, Inc. under which we will transition to CorpSoft our business of reselling iPlanet software. This agreement will result in a decrease in gross revenue to us. This decrease in our gross revenues could affect the market price of our Common Stock.

    Our operating expenses, which include sales and marketing, product development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. If gross profits fall below our expectations and we are not able to quickly reduce our spending in response, our operating results would be adversely affected.

OUR ONLINE SERVICES AND TECHNOLOGY MAY NOT BE ABLE TO GENERATE ANTICIPATED REVENUES.

    Our strategy for achieving profitability assumes significant revenue growth from our online services and technology, principally our IT asset management products and SubscribeNet service. However, we have a limited history on which to base sales projections for these products. We cannot assure you that these products will result in additional customers and customer loyalty, significant additional revenues or improved operating margins in future periods. Additionally, we cannot assure you that software vendors will continue to find it strategically or economically justifiable for us to deliver the SubscribeNet service to their customers.

    For the quarter ended May 31, 2001, revenues from online services and technology totaled only $4.3 million, which constituted 28% of our total revenues for that period. These products and services are not only important to improving our operating results but also to continuing to attract and retain both our software vendor and corporate information technology professional customers, and in differentiating our online service offerings from those of our competitors.

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

    Our current competitors include a number of companies offering asset management software, contract management software, and technologies for digital delivery of software and content. We expect additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a significant adverse effect on our business and results of operations.

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

    Our future success will depend in large part on broadened acceptance by information technology professionals of electronic software delivery as a method of taking delivery of business software. If electronic software delivery does not achieve widespread market acceptance, our business will be adversely affected. Electronic software delivery is a relatively new method of distributing software products and the growth and market acceptance of electronic software delivery is highly uncertain and subject to a number of risk factors. These factors include:

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

    We take steps to verify that end-users who use our SubscribeNet service to download third-party software from our web site are entitled to deploy and use that software. However, there can be no assurance that this verification procedure will help us defend against claims by, or protect us against liability to, the owners of copyrights in that third-party software.

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

YOU SHOULD NOT RELY ON FORWARD-LOOKING STATEMENTS BECAUSE THEY ARE INHERENTLY UNCERTAIN.

    You should not rely on forward-looking statements in this quarterly report. This quarterly report also contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify such forward-looking statements. This quarterly report also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the growth of certain electronic-commerce, electronic software delivery, software and related service markets and spending. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this quarterly report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issue or issuer. At May 31, 2001, $5.7 million of our cash, cash equivalents and investment portfolio carried maturity dates of less than 90 days of which $1.7 million is restricted in use. We have the ability to hold the portfolio to maturity, if deemed necessary. The effect of changes in interest rates of +/-10% over a six-month horizon would not have a material effect on the fair market value of the portfolio, cash flows and operating results of the company.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On April 2, 2001, we issued an aggregate of 360,000 shares of a new class of Series B Preferred Stock to institutional and individual investors for an aggregate sale price of $3.6 million and net receipts of $3.2 million after fees and expenses. On the same date, we also issued warrants to purchase 720,000 shares of our Common Stock with an exercise price of $1.125, the closing bid price of our Common Stock on the trading day prior to the closing of the financing. The warrants expire seven years from the issuance date. Each share of Preferred Stock is convertible into ten shares of Common Stock at the election of the holder and entitles the holder to a liquidation preference equal to the amount of the original investment, in the event of a liquidation, winding-up or dissolution of the company. The Preferred Stock carries anti-dilution protections requiring a full adjustment of the conversion price to any lower price at which stock is sold by the company to investors during the three months following the closing, and a weighted-average adjustment of the conversion price based an any sale of stock by us to investors during the subsequent nine month period. The Preferred Stock does not carry a dividend and is not subject to adjustments to the conversion ratio, except for proportional adjustments in the event of a split or combination of the Common Stock. The Series B Preferred Stock entitles the holders to elect a member of our Board of Directors. In issuing the Preferred Stock and the warrants, we relied on the exemption provided by Section 4(2) of the Securities Act based on the limited number of investors and on representations of such investors.

    On May 22, 2001, we issued to CorpSoft, Inc. a fully-vested warrant to purchase 800,000 shares of our Common Stock at $1.71 per share, the average closing price of our Common Stock from May 8, 2001 to May 21, 2001. The warrant expires ten years from the issuance date. If CorpSoft attains a prescribed sales goal on November 30, 2001, then 200,000 shares subject to the warrant shall become exercisable on that date. Thereafter, at the end of each of our fiscal quarters that CorpSoft attains its prescribed sales goals, 100,000 shares subject to the warrant shall become exercisable, up to a maximum of 800,000 shares. If any of the prescribed sales goals are not attained, all the shares subject to the warrant will become exercisable on the earlier of May 22, 2005, or the date of any termination of the agreement. In issuing the warrant we relied on the exemption provided by Section 4(2) of the Securities Act based on the institutional nature of CorpSoft, Inc.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits

		EXHIBIT NUMBER
10.20	(1)	Form of Registration Rights Agreement dated April 2, 2001, by and among Intraware and the investors set forth therein.
10.24	(1)	Form of Subscription Agreement, dated April 2, 2001, between Intraware and the purchasers of Intraware's Series B Convertible Preferred Stock.
10.25	(1)	Form of Placement Agency Agreement, dated April 2, 2001 between Intraware and the placement agent for the offering of the Series B Convertible Preferred Stock.
10.26		Confidential Termination and Separation Agreement and General Release dated April 15, 2001 between Intraware, Inc. and Mark P. Long
10.27		Independent Contractor Agreement dated April 15, 2001 between Intraware, Inc. and Mark P. Long
10.28		Cancellation Agreement and Unsecured Subordinated Promissory Note dated April 16, 2001 executed by Mark P. Long in favor of Intraware, Inc.
10.29		Form of Change of Control Severance Agreement between Intraware, Inc. and certain executive officers of Intraware, Inc.
10.30	(2)	Exclusive Strategic Alliance Agreement dated May 22, 2001 between CorpSoft, Inc. and Intraware, Inc.
10.31	(2)	Warrant dated May 22, 2001

(1)
Incorporated by reference to Intraware's Current Report on Form 8-K dated April 2, 2001.

(2)
To be filed by amendment to this Quarterly Report on Form 10-Q.

b)
Reports on Form 8-K

    On April 13, 2001, we filed a Report on Form 8-K under Item 5 reporting our issuance on April 2, 2001, of an aggregate of 360,000 shares of a new class of Series B Preferred Stock and related warrants in a private placement to institutional and individual investors, in consideration for approximately $3,200,000 after fees and expenses.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRAWARE, INC.
	By:	/s/ DONALD M. FREED Donald M. Freed EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
Dated: July 13, 2001

QuickLinks

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION
INTRAWARE, INC. CONSOLIDATED BALANCE SHEETS
INTRAWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
INTRAWARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
INTRAWARE, INC. NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL INFORMATION
RISK FACTORS
SIGNATURE