Form 10-Q
period 2001-08-31
INTRAWARE INC
filed 2001-10-15
CIK 1025134

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

Commission file number 000-25249

INTRAWARE, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State of other jurisdiction of incorporation or organization)	68-0389976 (I.R.S. Employer Identification Number)
25 ORINDA WAY ORINDA, CA 94563 (Address of principal executive offices)
(925)253-4500 (Registrant's telephone number, including area code)

    Indicate by check (X) whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of October 11, 2001 there were 29,707,207 shares of the registrant's Common Stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INTRAWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	August 31, 2001	February 28, 2001
ASSETS
Current assets:
Cash and cash equivalents	$6,134	$7,046
Restricted cash	1,489	1,739
Accounts receivable, net	3,290	9,700
Prepaid licenses, services and cost of deferred revenue	18,381	22,412
Other current assets	2,624	2,584

Total current assets	31,918	43,481
Cost of deferred revenue	653	1,780
Property and equipment, net	8,511	14,003
Intangible assets, net	12,064	20,825
Other assets	262	138

Total assets	$53,408	$80,227

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank borrowings	$—	$3,261
Notes payable	3,020	—
Warrants	7,823	—
Accounts payable	6,739	15,360
Accrued expenses	4,160	3,939
Deferred revenue	22,539	26,046
Capital lease and other obligations	2,353	2,363

Total current liabilities	46,634	50,969
Deferred revenue	1,274	2,825
Capital lease and other obligations	3,533	3,339

Total liabilities	51,441	57,133

Contingencies and commitments
Redeemable convertible preferred stock, 10,000 shares authorized, $.0001 par value; 3,233 and 2,873 shares issued and outstanding at August 31 and February 28, 2001, respectively (aggregate liquidation preference of $8,700 and $5,100 at August 31, 2001 and February 28, 2001 respectively)	7,362	4,666

Stockholders' equity:
Common stock; $0.0001 par value; 250,000 shares authorized; 28,595 and 28,375 shares issued and outstanding at August 31 and February 28, 2001, respectively	3	3
Additional paid-in-capital	131,338	130,625
Unearned compensation	(2,901)	(4,462)
Accumulated deficit	(133,835)	(107,738)

Total stockholders' equity	(5,395)	18,428

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$53,408	$80,227

See notes to unaudited interim consolidated financial information.

INTRAWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 31, 2001	August 31, 2000	August 31, 2001	August 31, 2000
Revenues:
Software product sales	$9,437	$26,108	$20,476	$62,615
Online services and technology	4,140	6,493	8,434	11,450

Total revenues	13,577	32,601	28,910	74,065

Cost of revenues:
Software product sales	7,444	20,294	16,094	52,222
Online services and technology	766	1,355	2,032	2,221

Total cost of revenues	8,210	21,649	18,126	54,443

Gross profit	5,367	10,952	10,784	19,622

Operating expenses:
Sales and marketing	3,685	11,168	8,051	22,834
Product development	2,641	4,994	5,560	8,837
General and administrative	2,447	4,298	4,511	8,480
Restructuring	2,206	—	2,206	—
Loss on abandonment of assets	6,407	—	6,407	—
Amortization of intangibles	2,479	2,238	5,021	3,170

Total operating expenses	19,865	22,698	31,756	43,321

Loss from operations	(14,498)	(11,746)	(20,972)	(23,699)
Interest expense	(250)	(79)	(475)	(111)
Interest income and other income and expenses	(4,675)	198	(4,650)	401

Net loss	(19,423)	(11,627)	(26,097)	(23,409)
Deemed dividend due to beneficial conversion feature of preferred stock; mandatorily redeemable convertible preferred stock accrued dividend; and accretion to liquidation value	(687)	(219)	(1,816)	(219)

Net loss attributable to common stockholders	$(20,110)	$(11,846)	$(27,913)	$(23,628)

Basic and diluted net loss per share attributable to common stockholders	$(0.71)	$(0.45)	$(0.98)	$(0.90)

Weighted average shares—basic and diluted	28,523	26,305	28,462	26,154

See notes to unaudited interim consolidated financial information.

INTRAWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended
	August 31, 2001	August 31, 2000
Cash flows from operating activities:
Net loss	$(26,097)	$(23,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,960	4,995
Amortization of unearned compensation	1,351	1,566
Provision for (recovery of) doubtful accounts	(318)	1,150
Loss on abandonment of assets	6,414	—
Warrant adjustment to fair value	4,677	—
Amortization of warrant charge offset against revenue	199	—
Changes in assets and liabilities:
Accounts receivable	6,728	9,683
Prepaid licenses and services	5,159	158
Other assets	416	(178)
Accounts payable	(7,211)	(33,376)
Accrued expenses	226	(728)
Deferred revenue	(5,060)	6,739

Net cash used in operating activities	(5,556)	(33,400)

Cash flows from investing activities:
Purchase of property and equipment	(178)	(4,999)
Cash from acquisition of Janus Technologies, Inc.	—	187
Decrease in restricted cash equivalents	250	—
Proceeds from sales of fixed assets	16	—
Puchase of investments	—	(9,535)
Proceeds from sales of investments	—	33,575

Net cash provided by investment activities	88	19,228

Cash flows from financing activities:
Proceeds from common stock, net	200	1,222
Proceeds from notes and warrants, net of issuance costs	5,620	2,612
Repayment of bank borrowings	(3,261)	—
Proceeds from issuance of preferred stock, net	3,220	24,935
Redemption of preferred stock	—	(7,920)
Principal payments on capital lease obligations	(1,223)	(531)

Net cash provided by financing activities	4,556	20,318

Net increase (decrease) in cash and cash equivalents	(912)	6,146
Cash and cash equivalents at beginning of period	7,046	16,013

Cash and cash equivalents at end of period	$6,134	$22,159

Supplemental disclosure of cash flow information:
Cash paid for interest	$475	$111
Supplemental non-cash activity:
Property and equipment leases	$—	$4,958
Prepaid maintenance leases	$—	$240
Common stock issued in conjuction with acquisition of Janus Technologies, Inc.	$—	$20,600

See notes to unaudited interim consolidated financial information.

INTRAWARE, INC.
NOTES TO UNAUDITED INTERIM CONDOLIDATED FINANCIAL INFORMATION

NOTE 1. BASIS OF PRESENTATION

INTRAWARE, INC.

    The accompanying consolidated financial statements for the three months and six months ended August 31, 2001 and 2000 are unaudited and reflect all normal and recurring adjustments which are, in the opinion of our management, necessary for fair presentation of the consolidated balance sheets, statements of operations, and statements of cash flows for the periods presented.

    These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and the Form 10-Q for the fiscal quarter ended May 31, 2001. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission (the "SEC"). The results of operations for the interim period ended August 31, 2001 are not necessarily indicative of results to be expected for the full year.

    Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year's presentation.

NOTE 2. NET LOSS PER SHARE

    We compute net loss per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Basic net loss per Common share is computed by dividing the net loss attributable to Common stockholders for the period by the weighted average number of Common shares outstanding during the period excluding shares subject to repurchase. Diluted net loss per share is computed by dividing the net loss attributable to Common stockholders for the period by the weighted average number of Common and potential Common shares outstanding during the period if the effect is dilutive. Potential Common shares are composed of Common Stock subject to repurchase rights and incremental shares of Common Stock issuable upon the exercise of stock options and warrants and upon conversion of Convertible Preferred Stock.

    The following table sets forth the computation of basic and diluted net loss per share as well as securities that are not included in the diluted net loss per share attributable to Common stockholders calculation because to do so would be antidilutive:

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2001	2000	2001	2000
	(in thousands, except per share amounts)
Numerator:
Net loss	$(19,423)	$(11,627)	$(26,097)	$(23,409)
Deemed dividend due to beneficial conversion feature of preferred stock; mandatorily redeemable convertible preferred stock accrued dividend; and accretion to liquidation value	(687)	(219)	(1,816)	(219)

Net loss attributable to common stockholders	$(20,110)	$(11,846)	$(27,913)	$(23,628)

Denominator:
Weighted average shares	28,599	26,860	28,556	26,775
Weighted average unvested common shares subject to repurchase	(76)	(555)	(94)	(621)

Denominator for basic and diluted calculation	28,523	26,305	28,462	26,154

Basic and diluted net loss per share attributable to common stockholders	$(0.71)	$(0.45)	$(0.98)	$(0.90)

Antidilutive securities including options, warrants, convertible redeemable preferred stock and unvested common shares subject to repurchase not included in net loss per share attributable to common stockholders	21,852	7,338	21,852	7,404

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of SFAS 141 are required to be adopted July 1, 2001. The adoption of SFAS 141 will not change our method of accounting used in previous business combinations including those accounted for under the pooling-of-interests method.

    In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17 "Intangible Assets" and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill.

    We are required to adopt SFAS 142 effective March 1, 2002, which will result in no longer amortizing goodwill. In addition, we will be required to reassess intangible assets, including goodwill, and test goodwill for impairment, as part of the transition provisions. Any impairment resulting from these transition tests will be recorded as of March 1, 2002. We are currently in the process of evaluating the potential impact the adoption of SFAS 142 will have on our consolidated financial position or results of operations.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are required to be adopted during our fiscal year beginning March 1, 2002, however early adoption is acceptable. We are currently in the process of evaluating the potential impact the adoption of SFAS 142 will have on our consolidated financial position or results of operations.

NOTE 4. CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

    During the six months ended August 31, 2001, our redeemable convertible preferred stock ("preferred stock") and stockholders' equity changed as follows (in thousands):

	Preferred Stock		Common Stock
					Additional Paid-In Capital	Unearned Compensation	Accumulated Deficit	Stockholders' Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount
Balance at February 28, 2001	2,873	$4,666	28,375	$3	$130,625	$(4,462)	$(107,738)	$18,428
Exercise of stock options, net of repurchased common stock	—	—	7	—	—	—	—	—
Issuance of common stock for employee stock purchase program	—	—	213	—	200	—	—	200
Deferred stock-based compensation for options forfeited	—	—	—	—	(210)	210	—	—
Issuance of preferred stock with warrants, net of issuance costs of $380	360	2,696	—	—	524	—	—	524
Beneficial conversion feature on preferred stock	—	(1,816)	—	—	1,816	—	—	1,816
Deemed dividend relating to beneficial conversion feature on preferred stock	—	1,816	—	—	(1,816)	—	—	(1,816)
Issuance of warrants in connection with reseller arrangement	—	—	—	—	1,588	—	—	1,588
Warrants issued below fair value for offset to future related revenue	—	—	—	—	(1,588)	—	—	(1,588)
Amortization of warrant charge offset against revenue	—	—	—	—	199	—	—	199
Amortization of unearned compensation	—	—	—	—	—	1,351	—	1,351
Net loss	—	—	—	—	—	—	(26,097)	(26,097)	(26,097)

Other comprehensive loss									$(26,097)

Balance at August 31, 2001	3,233	$7,362	28,595	$3	$131,338	$(2,901)	$(133,835)	$(5,395)

NOTE 5. REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On April 2, 2001, we entered into an agreement to sell a new class of Series B Preferred Stock and warrants to institutional and individual investors. Under the terms of this financing, we issued an aggregate of 360,000 shares of Preferred Stock for aggregate gross proceeds of $3.6 million and net proceeds of $3.2 million, after fees and expenses. We also issued warrants to purchase 720,000 shares of our Common Stock with an exercise price of $1.125 per share, the closing bid price of our Common Stock on the trading day prior to the closing of the financing. The warrants expire seven years from the issuance date. Each share of Preferred Stock was convertible into ten shares of Common Stock at the election of the holder and entitled the holder to a liquidation preference equal to the amount of the original investment, in the event of our liquidation, winding-up or dissolution. The Preferred Stock carried anti-dilution protection requiring a full adjustment of the conversion price to any lower price at which we sold stock to investors during the three months following the closing, and carried a weighted-average adjustment of the conversion price based on any sale of stock by us to investors during the subsequent nine-month period. The Preferred Stock did not carry a dividend. The new class of Series B Preferred Stock entitled the holders to elect a member of our Board of Directors.

    Proceeds from this financing were allocated to the Series B Preferred Stock and warrants issued based on their relative fair values. There was an initial beneficial conversion feature of $1.1 million related to this financing. This amount was calculated based on the difference between the accounting conversion rate of the Series B Preferred Stock and the fair market value of the Common Stock at the time of commitment to purchase the Series B Preferred Stock. Since the Series B Preferred Stock was immediately convertible upon issuance we recognized a deemed dividend for the discount of Series B Preferred Stock created by the beneficial conversion feature amounting to $1.1 million upon the issuance of the Series B Preferred Stock.

    In connection with the debt financing that we completed on September 20, 2001, all of the Series B Preferred Stock was exchanged for a new class of Series B-1 Preferred Stock, and the Series B Preferred Stock was eliminated as a class. The new Series B-1 Preferred Stock carries substantially the same rights, privileges and preferences as the eliminated Series B Preferred Stock. The exchange was effected primarily to enable us to issue debt as part of the debt financing that we closed on August 31, 2001 and September 20, 2001 (see Note 9). The terms of the Series B Preferred Stock prohibited us from issuing debt, but the terms of the Series B-1 Preferred Stock permit us to issue debt with the consent of the holders of a majority of the Series B-1 Preferred Stock.

    We recognized an additional deemed dividend of approximately $687,000 on August 31, 2001, based on the adjustment of the conversion price of the Series B-1 Preferred Stock under its anti-dilution protections. This deemed dividend was related to the initial closing of our debt financing, with a commitment to issue warrants, on August 31, 2001 (see Note 9). As a result of the anti-dilution protections, the Series B-1 Preferred Stock was adjusted to be convertible into 4.2 million shares of our Common Stock, and the associated warrants were adjusted to be exercisable for 849,322 shares of our Common Stock at an exercise price of $0.95 per share.

    In addition, we expect to recognize another deemed dividend of approximately $880,000 effective September 20, 2001. This deemed dividend is related to the second closing of our debt financing on September 20, 2001 (see Note 9). As a result of the anti-dilution protections, the Series B-1 Preferred Stock was adjusted to be convertible into 5.1 million shares of our Common Stock, and the associated warrants were adjusted to be exercisable for 866,879 shares of our Common Stock at an exercise price of $0.93 per share.

NOTE 6. ABILITY TO CONTINUE OPERATIONS

    Our Annual Report on Form 10-K for the year ended February 28, 2001 contains a disclosure expressing substantial doubt regarding our ability to continue as a going concern as a result of our recurring losses and negative cash flows from operations. We were in breach of covenants related to our commercial bank line of credit which expired on April 29, 2001, and under which we owed $3.3 million in callable debt. On August 31, 2001 we completed our repayment in full of the $3.3 million loan previously owing to Imperial Bank, and the agreement for that loan has been terminated. Although we restructured our operations in December 2000 and August 2001 in order to reduce discretionary spending, raised a net $9.6 million in new financing between April 2001 and September 2001, of which $7 million is repayable on August 31, 2002, and continue to seek both additional capital and additional revenue through sales of our products and services, there is no assurance that we will succeed in generating sufficient revenue, obtaining stockholder approval of the August and September 2001 financing, or obtaining sufficient additional financing on terms acceptable to us to enable us to continue operations.

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

    While we are taking steps to improve our sales efforts and are controlling our expenditures, there can be no assurance that we will succeed in obtaining additional funding resources, generating sufficient cash from operations, or achieving profitability.

NOTE 7. RESTRUCTURING AND LOSS ON ABANDONMENT OF ASSETS

December 2000

    At February 28, 2001, we had a remaining restructuring accrual of $628,000 relating to our December 1, 2000 strategic restructuring. We made cash payments of approximately $432,000 during the six months ended August 31, 2001. At August 31, 2001 that accrual has been reduced to approximately $196,000, of which $186,000 was related to future lease and related expenses and the remainder was severance costs. We expect to pay this remaining accrual in cash within the next twelve months. While our accrual reflects management's best estimate of the costs to be incurred related to the activities above, actual costs incurred may differ from initial estimates recorded.

August 2001

    On August 8, 2001 we announced a strategic reorganization designed to accelerate our drive toward profitability and enhance our capital-raising opportunities. We reduced our workforce to approximately 120 employees from 186 at the end of July. We also consolidated our two San Francisco Bay Area offices into one. We took a charge of approximately $8,613,000 relating to this restructuring and loss on abandonment of assets in our second quarter ended August 31, 2001, and as of August 31, 2001 had a restructuring accrual of approximately $1,876,000.

    The restructuring charges were primarily due to the following:

  •
  $1,917,000 for excess rent and sublease costs;

  •
  $6,407,000 related primarily to the abandonment of intangible assets and property and equipment, net of anticipated proceeds of approximately $55,000;

  •
  $262,000 for severance costs in connection with the termination of employees; and

  •
  $27,000 relates to other restructuring expenses.

    We made cash payments of approximately $330,000 during the three months ending August 31, 2001. At August 31, 2001 we had a remaining restructuring accrual of approximately $1,876,000, of which approximately $1,823,000 was related to excess rent and sublease costs and the remainder was severance costs.

    We expect to pay this remaining accrual in cash within the next twelve months. While our accrual reflects management's best estimate of the costs to be incurred related to the activities above, actual costs incurred may differ from initial estimates recorded.

NOTE 8. CORPSOFT, INC. ALLIANCE

    On May 22 and June 28, 2001, we entered into agreements with CorpSoft, Inc., a leading reseller of business software and provider of software asset management services and technologies.

    Under the May 22, 2001 agreement, CorpSoft will offer our Argis suite of products to its North American customers as its exclusive information technology asset management repository solution until May 2003. During this period, CorpSoft will act as our exclusive reseller of the Argis suite in North America. These exclusivity provisions of the agreement are subject to exceptions, and may terminate completely in certain circumstances. CorpSoft will pay to us our list fees, less prescribed discount percentages, for the Argis software products and related maintenance, training and professional services. We will recognize the associated net revenue based on the criteria described in the previous sentence. In addition, we agreed to issue to CorpSoft a fully-vested nonforfeitable warrant to purchase 800,000 shares of our Common Stock at $1.71 per share, the average closing price of our Common Stock from May 8, 2001 to May 21, 2001. If CorpSoft attains a prescribed sales goal on November 30, 2001, then 200,000 shares subject to the warrant shall become exercisable on that date. Thereafter, at the end of each of our fiscal quarters that CorpSoft attains its prescribed sales goals, 100,000 shares subject to the warrant shall become exercisable, up to a maximum of 800,000 shares. If any of the prescribed sales goals are not attained, all the shares subject to the warrant shall become exercisable on the earlier of either May 22, 2005 (the fourth anniversary date) or any termination of the agreement. The term of the warrant is ten years. Based on a Black-Scholes calculation on May 22, 2001, the warrant is valued at approximately $1.6 million. This value will be recognized over the lesser of a ratable charge over the 24-month term of the arrangement or the period of time it takes for CorpSoft to generate $1.6 million in Argis revenue. During the quarter ended August 31, 2001 we recorded a related non-cash offset to revenue of approximately $200,000.

    Under the June 28, 2001 agreement, we assigned to CorpSoft our agreement with Sun Microsystems, Inc. under which we resold Sun's iPlanet E-Commerce Solutions software licenses and related services. CorpSoft has assumed primary responsibility for those sales and we are providing sales and marketing assistance as well as our SubscribeNet electronic software delivery and management service. As part of this arrangement CorpSoft will pay to us a percentage of the gross profit derived from its sales of iPlanet software licenses and services, and will reimburse us for our cost in maintaining a team dedicated to sales of iPlanet software licenses and services. This agreement has an initial term of two years and is renewable for subsequent one-year terms. We continue to maintain a separate relationship with Sun under which we provide our SubscribeNet service to the iPlanet customer base on behalf of Sun.

    The June 28, 2001 agreement is part of our planned transition out of the business of reselling third-party software. At the time we announced this agreement, we also ceased reselling all other third-party software except in a limited manner in connection with our proprietary products and services.

NOTE 9. PROMISSORY NOTES

    On August 31, 2001 we issued promissory notes and committed to issue warrants in a private placement to a group of institutional and individual investors, for aggregate gross proceeds of $6.15 million. Our net receipts from the financing were approximately $5.6 million after fees to the placement agent of $307,500 and expenses of approximately $223,000. The promissory notes bear annual interest of 8%, payable quarterly beginning six months after issuance, and are secured by a senior security interest in substantially all of our assets. The note is due in full on August 31, 2002. The note holders also received warrants to purchase 6.15 million shares of our Common Stock at an exercise price of $0.01 per share. However, in accordance with NASD Marketplace Rule 4350(i)(1)(D), warrants exceeding an aggregate of 5,600,000 shares of our Common Stock (approximately 19.7% of our outstanding Common Stock) will not be exercisable until we have received stockholder approval. In addition, we issued warrants to the placement agent equal in number to 10% of the warrants issued to the investors. We entered into binding agreements on August 31, 2001 to issue these warrants to the note holders and the placement agent. We issued these warrants on September 24, 2001, in accordance with Nasdaq's application of NASD Marketplace Rules as described below.

    We allocated the proceeds from the August 31, 2001 financing based on the relative fair values of the promissory notes and warrants issued. The warrants were classified as a liability as they contain registration rights which are assumed to be outside our control. Warrants classified as liabilities will be adjusted to their fair value each accounting period. We recorded a $4.7 million charge related to this financing to adjust the carrying amount of these warrants to their fair value.

    On September 20, 2001 we issued additional promissory notes and committed to issue additional warrants to another group of institutional and individual investors for aggregate gross proceeds of $850,000. Our net receipts from the financing were approximately $779,500 after fees to the placement agent of $42,500 and expenses of approximately $28,000. The note holders also received warrants to purchase 850,000 shares of our Common Stock at an exercise price of $0.01 per share. In addition, we issued warrants to the placement agent equal in number to 10% of the warrants issued to the investors. These notes carry the same terms as the promissory notes above. We will incur an adjustment to the fair value of the warrants of approximately $381,000 in our third quarter ending November 30, 2001 related to the September 20, 2001 financing. We entered into binding agreements on September 20, 2001 to issue these additional warrants to the note holders and the placement agent. We issued these warrants on September 24, 2001, in accordance with Nasdaq's application of NASD Marketplace Rules as described below.

    The promissory notes and warrants were issued in a private placement without registration under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In issuing the securities, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, based in part upon the limited number of institutional type investors and their representations in the purchase agreements. We have agreed to file with the SEC a registration statement for the resale of the Common Stock issuable upon exercise of the warrants, and if the notes are ultimately converted into or exchanged for equity, any Common Stock issuable as a result of such conversion or exchange. We are required to file the registration statement by February 28, 2002, and to cause the registration statement to be declared effective by the SEC by May 31, 2002. However, the registration deadline may be accelerated to any earlier stock registration deadline agreed to by us in any subsequent private placement.

    As part of the financings, we agreed to hold a stockholder meeting to obtain stockholder approval by November 29, 2001, for the exercise of warrants exceeding an aggregate of 5,600,000 shares of our Common Stock (approximately 19.7% of our outstanding Common Stock). At that stockholder meeting, we are also required to obtain stockholder approval for the potential conversion of the notes into the same type of securities issued by us in our next capital-raising private placement of equity securities, if we complete any such private placement.

    The notes are repayable by us at any time, and will mature early if we are acquired or undergo a change of control, or if our stockholders do not approve the financing by November 29, 2001.

    In connection with these financings, our Board of Directors created a new seat on the Board and appointed to that seat an officer of the company which acted as placement agent in the financings. Another officer of the company which acted as placement agent in the financings is also a member of our Board of Directors. Those two Board members are also indirectly affiliated with one of the purchasers of notes and warrants in the financings. Because of these relationships, as well as the quantity of warrants issued and the price of the warrants, Nasdaq's application of NASD Marketplace Rules would have required us to obtain stockholder approval before issuing the warrants. However, Nasdaq granted an exception from the stockholder approval rule. In keeping with Nasdaq's determination, we gave our stockholders 10 days prior written notice of this exception before issuing the warrants. We gave this notice on September 14, 2001, and issued the warrants on September 24, 2001.

    At the same time that we agreed on terms for the financings described above, we also agreed with the placement agent on terms for a subsequent private placement of between $6,000,000 and $10,000,000 of our preferred stock, with a $2,000,000 over allotment at our option. Each share of preferred stock would be convertible into our Common Stock at a price of $0.40 per share of Common Stock. The preferred shares would rank pari passu with existing classes of our preferred stock, and would carry a liquidation preference equal to their face value. The preferred shares will carry "full-ratchet" anti-dilution protection (i.e., the conversion price will adjust to any lower price at which we issue equity securities) for one year, and thereafter will carry "weighted-average" anti-dilution protection (i.e., the conversion price will adjust on a weighted-average basis upon any issuance by us of equity securities at a price below fair market value or below the then-current conversion price of the preferred stock). We would be required to file a registration statement, for the resale of the Common Stock into which the preferred stock is convertible, within three months of closing, and use our best efforts to cause that registration statement to become effective within three months thereafter.

    Upon any closing of such a preferred stock financing, the placement agent would receive a fee equal to six percent of the gross proceeds from the financing, except that fee would be halved with respect to investments by existing shareholders other than Series B-1 shareholders. The placement agent would also receive warrants to purchase a number of preferred shares equal to ten percent of the number of preferred shares issued in the financing, and would receive reimbursement of up to $100,000 in legal, due diligence and travel and road show expenses. In the event we elect not to proceed with the financing before the sixtieth day after the completion of investor documents and a private placement memorandum reasonably acceptable to the placement agent, we will be required to pay a financial advisory and structuring fee of $200,000, which fee may, at the placement agent's option, be payable in the form of 500,000 shares of our Common Stock. If we so elect and proceed with a private placement not led by the placement agent, this fee will be equal to the greater of $200,000 or 3% of the gross proceeds of such other private placement, which fee may, at the placement agent's option, be payable in the form of a number of shares of our Common Stock equal to the cash fee divided by 0.40.

    Under the terms of the promissory notes, at the same time that we seek stockholder approval for the exercise of warrants exceeding 5,600,000 of our Common Stock and for the convertibility of the promissory notes into the same type of securities issued in our next round of equity financing, we will also be required to seek stockholder approval for the proposed preferred stock financing described in the two immediately preceding paragraphs. We may not proceed with such a preferred stock financing, even if our stockholders approve it.

NOTE 10. CONTINGENCIES

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

INTRAWARE OVERVIEW

    Intraware, Inc. was incorporated in Delaware on August 14, 1996. We are a leading provider of electronic software delivery and management solutions and information technology (IT) management solutions that enable corporations to optimize their IT investments. Our software and services optimize delivery, maintenance, and management of technology resources, to help reduce the total cost of ownership of technology assets and accelerate the return on investment in those assets.

    Software product revenue results from the licensing of third party software products to customers and is recognized when there is evidence of an arrangement for a fixed and determinable fee that is probable of collection and the software is available for customer download through our web site. Software product maintenance revenue results from the sale of third-party software maintenance agreements and is recognized ratably over the service period. On July 1, 2001, we began a transition away from the licensing of third party software; however we will continue to recognize revenue from third party software licenses and support over the life of the arrangements made prior to July 1, 2001.

    Online services and technology revenue results primarily from three types of arrangements. First, it results from the licensing of our proprietary software products to companies that use those products to provide web-based services to their customers or that use the products internally; such revenue is recognized when there is evidence of an arrangement for a fixed and determinable fee that is probable of collection and the software is available for customer download through our web site. Second, it results from software maintenance outsourcing arrangements with third-party software vendors delivered through our SubscribeNet service; such revenues are recognized ratably over the service period. Third, it results from professional services from proprietary software integration and data conversion; such revenues are recognized as services are performed.

    We have a limited operating history upon which investors may evaluate our business and prospects. Since inception, we have incurred significant losses, and, as of August 31, 2001, had an accumulated deficit of approximately $134 million. As of August 31, 2001, we had negative working capital of approximately $14.7 million. We expect to incur additional net losses at least through our fiscal year ending February 28, 2002. There can be no assurance that our gross profit will increase or continue at its current level. There also can be no assurances that we will achieve or maintain profitability or generate cash from operations in future periods. Our future must be considered in light of the risks frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as e-commerce. To address these risks, we must, among other things, raise additional capital, continue to improve existing and develop new services, implement and successfully execute our business and marketing strategy, continue to develop and upgrade our technology, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks and the failure to do so would have a material adverse effect on our business, financial condition and results of operations. Our current and future expense levels are based largely on our planned operations and estimates of future sales. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast, particularly in the current business environment. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales would have an immediate adverse effect on our business, financial condition and results of operations. In view of the rapidly evolving nature of our business and our limited operating history, we are unable to accurately forecast our sales and believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

Total Revenues

    Revenue for the three months ended August 31, 2001 was $13.6 million, which represents a 58% decrease from revenue for the three months ended August 31, 2000 of $32.6 million. In addition, for the three months ended August 31, 2001, product revenue accounted for $9.4 million or 70% of revenue, while online service and technology revenue accounted for $4.1 million or 30% of revenue. For the three months ended August 31, 2000, product revenue accounted for $26.1 million or 80% of revenue, while online service and technology revenue accounted for $6.5 million or 20% of revenue.

    Revenue for the six months ended August 31, 2001 was $28.9 million, which represents a 61% decrease from revenue for the six months ended August 31, 2000 of $74.1 million. In addition, for the six months ended August 31, 2001, product revenue accounted for $20.5 million or 71% of revenue, while online service and technology revenue accounted for $8.4 million or 29% of revenue. For the six months ended August 31, 2000, product revenue accounted for $62.6 million or 84% of revenue, while online service and technology revenue accounted for $11.5 million or 16% of revenue.

    The decline in revenue was primarily due to weakened demand for third party software and our transition out of reselling those products. The increase in online service and technology revenue as a percentage of total revenue was due to our increased focus on selling our proprietary products and services, which tend to generate lower total revenue but higher gross margins than our sales of third-party software. In June 2001 we entered into an agreement with CorpSoft whereby CorpSoft assumed our rights and obligations under our reseller agreement with iPlanet E-Commerce Solutions, and agreed to pay to us a percentage of the gross profit derived from its sales of iPlanet software licenses and services. We expect our third-party product revenue to decrease substantially as a result of this agreement. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

Cost of Revenues

    Total cost of revenues decreased to $8.2 million for the three months ended August 31, 2001 from $21.6 million for the three months ended August 31, 2000. Our gross margin increased to 40% for the three months ended August 31, 2001 from 34% for the three months ended August 31, 2000.

    Total cost of revenues decreased to $18.1 million for the six months ended August 31, 2001 from $54.4 million for the six months ended August 31, 2000. Our gross margin increased to 37% for the six months ended August 31, 2001 from 27% for the six months ended August 31, 2000.

    Costs of revenue primarily consist of the cost of third-party products sold, personnel costs, content development and acquisition, Internet connectivity and allocated overhead charges. The decrease in the cost of revenue dollars primarily reflects our decrease in revenue and changes in the mix of products sold. The margin percentage increase primarily reflects our focus on the sale of our own services and technology, which generate higher margins than third-party products we resold.

Sales and Marketing Expenses

    For the three months ended August 31, 2001, sales and marketing expenses were $3.7 million or 27% of revenue, an overall decrease from $11.2 million or 34% of revenue for the three months ended August 31, 2000.

    For the six months ended August 31, 2001, sales and marketing expenses were $8.1 million or 28% of revenue, an overall decrease from $22.8 million or 31% of revenue for the six months ended August 31, 2000.

    Sales and marketing expenses consist primarily of personnel-related costs, facilities, travel and entertainment, advertising, promotional materials and trade show expenses. The decrease is due to our recent restructuring efforts, which reduced expenditures on salaries and eliminated rent on closed offices.

    We plan to continue developing strategic relationships to sell our products and services directly to our customer base as well as through resellers. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

Product Development Expenses

    For the three months ended August 31, 2001, product development expenses were $2.6 million or 20% of revenue, compared to $5.0 million or 15% of revenue for the three months ended August 31, 2000.

    For the six months ended August 31, 2001, product development expenses were $5.6 million or 19% of revenue, compared to $8.8 million or 12% of revenue for the six months ended August 31, 2000.

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

General and Administrative Expenses

    For the three months ended August 31, 2001, general and administrative expenses were $2.4 million or 18% of revenue, compared to $4.3 million or 13% of revenue for the three months ended August 31, 2000.

    For the six months ended August 31, 2001, general and administrative expenses were $4.5 million or 16% of revenue, compared to $8.5 million or 11% of revenue for the six months ended August 31, 2000.

    General and administrative expenses consist primarily of compensation for administrative and executive personnel, facility costs, bad debt expense and fees for professional services. A significant part of our decreased general and administrative expenses in the three months ended August 31, 2001, stems from our restructuring efforts in December 2000 and August 2001.

December 2000 Restructuring and Loss on Abandonment of Assets

    At February 28, 2001, we had a remaining restructuring accrual of $628,000 relating to our December 1, 2000 strategic restructuring. We made cash payments of approximately $432,000 during the six months ended August 31, 2001. At August 31, 2001 that accrual has been reduced to approximately $196,000, of which $186,000 was related to future lease and related expenses and the remainder was severance costs. We expect to pay this remaining accrual in cash within the next twelve months. While our accrual reflects management's best estimate of the costs to be incurred related to the activities above, actual costs incurred may differ from initial estimates recorded.

August 2001 Restructuring and Loss on Abandonment of Assets

    On August 8, 2001 we announced a strategic reorganization designed to accelerate our drive toward profitability and enhance our capital-raising opportunities. We reduced our workforce to approximately 120 employees from 186 at the end of July. We also consolidated our two San Francisco Bay Area offices into one. We took a charge of approximately $8,613,000 relating to this restructuring and loss on abandonment of assets in our second quarter ended August 31, 2001, and as of August 31, 2001 had a restructuring accrual of approximately $1,876,000.

    The restructuring charges were primarily due to the following:

  •
  $1,917,000 for excess rent and sublease costs;

  •
  $6,407,000 related primarily to the abandonment of intangible assets and property and equipment, net of anticipated proceeds of approximately $55,000;

  •
  $262,000 for severance costs in connection with the termination of employees; and

  •
  $27,000 relates to other restructuring expenses.

    We made cash payments of approximately $330,000 during the three months ending August 31, 2001. At August 31, 2001 we had a remaining restructuring accrual of approximately $1,876,000, of which approximately $1,823,000 was related to excess rent and sublease costs and the remainder was severance costs.

Amortization of Intangibles

    For the three months ended August 31, 2001, amortization of intangibles were $2.5 million, an increase from $2.2 million for the three months ended August 31, 2000.

    For the six months ended August 31, 2001, amortization of intangibles were $5.0 million, an increase from $3.2 million for the six months ended August 31, 2000.

    Amortization of intangibles is a charge related to our acquisitions of BITSource, Inc. and Janus Technologies, Inc. This expense is an ongoing charge through June 2005. The increase was due to our acquisition of Janus Technologies, Inc. in July 2000 and the related intangible amortization.

Interest Expense

    For the three months ended August 31, 2001, interest expenses were $250,000 or 1.8% of revenue, an increase from $79,000 or 0.2% of revenue for the three months ended August 31, 2000.

    For the six months ended August 31, 2001, interest expenses were $475,000 or 1.6% of revenue, an increase from $111,000 or 0.2% of revenue for the six months ended August 31, 2000.

    Interest expense relates to obligations under capital leases and borrowings. The increase in interest expense is primarily the result of increased borrowings.

Interest Income and Other Income and Expenses

    For the three months ended August 31, 2001, interest income and other income and expenses were ($4.7) million or 34% of revenue, a decrease from $198,000 or 0.6% of revenue for the three months ended August 31, 2000.

    For the six months ended August 31, 2001, interest income and other income and expenses were ($4.7) million or 16% of revenue, a decrease from $401,000 or 0.5% of revenue for the six months ended August 31, 2000.

    Interest income and other income and expenses relates to interest earned on our investment balances, certain state franchise taxes and mark to market adjustments of warrants disclosed as liabilities. The decrease in interest income and other income and expenses is primarily the result of a reduction in our invested cash and a charge of $4.7 million we took this quarter to adjust the warrants we issued in connection with our August 31, 2001 financing, which are classified as liabilities, to fair value.

Income Taxes

    From inception through August 31, 2001, we incurred net losses for federal and state tax purposes. As of February 28, 2001, Intraware had approximately $80 million of federal and $56 million of state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts between 2005 and 2012. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, we have recorded a 100% valuation allowance against our deferred tax asset and therefore have recorded no tax benefit. Furthermore, as a result of changes in our equity ownership from our convertible preferred stock financing and our initial public offering, utilization of the net operating losses and tax credits is subject to substantial annual limitations. This is due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Liquidity and Capital Resources

    Since inception, we have financed our operations primarily through private sales of preferred stock, debt financing and the initial public offering of our Common Stock. As we have not yet achieved positive cash flow from our operations, we will continue to use our capital raised to date to support our operations until we become cash flow positive. There can be no guarantee that we will be successful in becoming cash flow positive without additional capital financing.

    Our non-restricted cash and cash equivalents at August 31, 2001 were $6.1 million, decreasing by $0.9 million from $7.0 million at February 28, 2001. This decrease was due to $5.6 million used in operating activities, which was offset by $88,000 provided by investing activities and $4.6 million provided by financing activities. The net cash used in operating activities of $5.6 million for the six months ended August 31, 2001 was primarily due to our net loss and a reduction in accounts payable. This decrease was partially offset by our collections of receivables. Financing activities provided $4.6 million for the six months ended August 31, 2001 primarily due to proceeds of the issuance of preferred stock and promissory notes, offset by payments made to close out our bank line of credit. Net cash provided by investing activities of $88,000 for the six months ended August 31, 2001 related primarily to our reduction in restricted cash.

    As of August 31, 2001, we had approximately $7.6 million of cash and cash equivalents of which $1.5 million was restricted. We have irrevocable letters of credit, for the benefit of third parties, that have not currently been drawn upon and that carry a total combined limit of $1.5 million.

    Our future capital requirements will depend on many factors, including our ability to increase gross profit levels and reduce costs of operations to generate positive cash flows, as well as the timing and extent of spending to support expansion of sales and marketing, and market acceptance of our products and timeliness of collections of our accounts receivable. Although we have historically been able to satisfy our cash requirements, there can be no assurance that efforts to obtain sufficient financing for operations will be successful in the future. Our future capital needs will be highly dependent upon our ability to control expenses and generate additional software license revenues, and any projections of future cash needs and cash flows are subject to substantial uncertainty. Our ability to raise additional capital may be weakened in the event we do not maintain our listing on the Nasdaq National Market. If we are unable to raise adequate additional capital, we may be required to aggressively reduce the scope of sales and marketing efforts and the size of current staff; both of which could have a material adverse effect on our business, financial condition, and our ability to reduce losses or generate profits.

    While we are seeking to improve our sales, control our expenses and raise additional capital, there can be no assurance that we will succeed in our efforts to generate sufficient cash from operations, obtain additional funding resources, or achieve positive cash flow or profitability.

    On April 2, 2001, we entered into an agreement to sell a new class of Series B Preferred Stock and warrants to institutional and individual investors for aggregate gross proceeds of $3.6 million, and net proceeds of $3.2 million after fees and expenses. This transaction is described in Note 5—Convertible Preferred Stock to our Consolidated Financial Statements in Item 1 of Part I. On August 31, 2001 and September 20, 2001 we issued promissory notes and warrants in a private placement to a group of institutional and individual investors for aggregate gross proceeds of $7 million. This transaction is described in Note 9—Promissory Notes to our Consolidated Financial Statements in Item 1 of Part I. We also repaid our line of credit of $3.3 million in August 2001.

Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of SFAS 141 are required to be adopted July 1, 2001. The adoption of SFAS 141 will not change our method of accounting used in previous business combinations including those accounted for under the pooling-of-interests method.

    In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17 "Intangible Assets" and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill.

    We are required to adopt SFAS 142 effective March 1, 2002, which will result in our no longer amortizing our existing goodwill. In addition, we will be required to measure goodwill for impairment as part of the transition provisions. Any impairment resulting from these transition tests will be recorded as of March 1, 2002 and will be recognized as the cumulative effect of a change in accounting principle. We will not be able to determine if an impairment will be required until completion of such impairment test.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are required to be adopted during our fiscal year beginning March 1, 2002, however early adoption is acceptable. We are currently in the process of evaluating the potential impact the adoption of SFAS 142 will have on our consolidated financial position or results of operations.

RISK FACTORS

    You should carefully consider the risks described below before making a decision to invest in Intraware. The risks and uncertainties described below are not the only ones facing Intraware. Additional risks and uncertainties not presently known to us or that we do not currently believe are important to an investor may also harm our business operations. If any of the events, contingencies, circumstances or conditions described in the following risks actually occur, our business, financial condition or results of operations could be seriously harmed. If that occurs, the trading price of our Common Stock could decline, and you may lose part or all of your investment.

WE HAVE NEGATIVE CASH FLOW AND MAY NOT HAVE SUFFICIENT CASH TO EFFECTIVELY MANAGE OUR WORKING CAPITAL REQUIREMENTS AND FUND OUR OPERATIONS FOR THE PERIOD REQUIRED TO ACHIEVE PROFITABILITY.

    Our annual report on Form 10-K, for the year ended February 28, 2001 contains a disclosure expressing substantial doubt regarding our ability to continue as a going concern as a result of our recurring losses and negative cash flows from operations. We have limited cash and credit available, and may be unable to raise additional financing or establish additional lines of credit. As of August 31, 2001, we had approximately $7.6 million in cash and cash equivalents of which $1.5 million was restricted in use. We may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing. Such financing may not be available on reasonable terms, and if available such additional financing may dilute current shareholders.

OUR RECENTLY ISSUED PROMISSORY NOTES ARE SECURED BY SUBSTANTIALLY ALL OF OUR ASSETS AND ARE SENIOR TO ALL OF OUR EQUITY AND DEBT.

    On August 31, 2001, and September 20, 2001, we issued an aggregate of $7 million principal amount of our one-year senior secured promissory notes, bearing interest of 8% annually, to accredited investors in a private placement. The notes are secured by substantially all of our assets. We may repay the notes at any time, and the notes will mature early if we are acquired or undergo a change of control, or if our stockholders do not approve the terms of the financing by November 29, 2001. If we obtain stockholder approval, our senior secured promissory notes will be convertible into the type of securities we issue in our next equity financing.

IF WE FAIL TO MEET NASDAQ NATIONAL MARKET LISTING REQUIREMENTS, OUR COMMON STOCK WILL BE DELISTED.

    Our Common Stock is currently listed on the Nasdaq National Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq National Market. If we continue to experience losses from our operations or are unable to raise additional equity financing, or are unable to convert our recently issued promissory notes into equity and reclassify our recently issued warrants as equity, we might not be able to maintain the standards for continued quotation on the Nasdaq National Market, including the minimum bid price requirement of $1.00 and the requirement that our net tangible assets be at least $4 million or that our shareholders' equity be at least $10 million. The bid price for our Common Stock has been below $1.00 consistently since September 19, 2001. Moreover, our recent issuance of promissory notes and warrants, the classification of the warrants as liabilities, and recent restructuring-related accounting write-downs may make it difficult for us to sustain the minimum net tangible assets or shareholders equity requirement. If as a result of the application of these listing requirements, our Common Stock were delisted from the Nasdaq National Market, our stock would become harder to buy and sell. Further, our stock could then potentially be subject to what are known as the "penny stock" rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq National Market, the ability or willingness of broker-dealers to sell or make a market in our

Common Stock might decline. As a result, your ability to resell your shares of our Common Stock could be adversely affected.

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND WE MAY NOT EVER BECOME PROFITABLE.

    We have not achieved profitability, expect to incur net losses at least through our fiscal year ending February 28, 2002 and may not ever become profitable in the future. We incurred net losses attributable to Common stockholders of $27.9 million for the six months ended August 31, 2001, $68.4 million for the year ended February 28, 2001, $28.0 million for the year ended February 29, 2000, and $15.0 million for the year ended February 28, 1999. As of August 31, 2001, we had an accumulated deficit of approximately $134 million. Net losses have increased for most of our quarters since inception and we cannot assure you this trend will not continue. We will need to generate significant additional online services and technology revenues and/or reduce operating costs to achieve and maintain profitability. We have a limited operating history that makes it difficult to forecast our future operating results. Our revenues have declined in recent quarters, and we cannot be certain that we will achieve sufficient revenues or gross profits in future quarters for profitability. If we do achieve profitability in any period, we cannot be certain of continued or increased profitability on a quarterly or annual basis.

WE HAVE RECENTLY EXPERIENCED WEAKENING DEMAND FOR OUR PROPRIETARY SOFTWARE AND OUR SUBSCRIBENET SERVICE.

    Since the beginning of the current calendar year, we have experienced weakening demand for our proprietary software for our SubscribeNet service. It is possible that the September 11, 2001 terrorist attacks will accelerate this weakening of demand. Several other computer software and hardware manufacturers have recently reported sharp reductions in demand for their products and services or in their sales growth. We have had, and may continue to experience, similar sharp reductions in demand for our products and services, which have had (and would have) an immediate and adverse effect on us.

ANY TERMINATION OF OUR RELATIONSHIP WITH IPLANET E-COMMERCE SOLUTIONS OR CORPORATE SOFTWARE WOULD HAVE A SUBSTANTIAL, ADVERSE EFFECT ON OUR BUSINESS.

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

    Under our Sales Alliance Agreement with Corporate Software dated June 28, 2001, we are transitioning to Corporate Software our reseller relationship with iPlanet. This agreement expires in June 2003, but may terminate earlier under certain circumstances, including any termination of the reseller contract between Corporate Software and iPlanet. A significant portion of our SubscribeNet revenues in the three months ended August 31, 2001 was generated through this Corporate Software contract, and a significant portion of our revenues in future periods could be generated through this contract. Any termination of this contract before June 2003 could have a material adverse effect on our business and financial performance.

THE LOSS OF ONE OR MORE OF OUR KEY CUSTOMERS OR RESELLERS COULD ADVERSELY AFFECT OUR REVENUES.

    We believe that a substantial amount of revenue from software product sales in any given future period may come from a relatively small number of customers and resellers. If one or more major customers were to stop using our products or services, or one or more major resellers were to stop reselling our products, our operating results could be materially adversely affected. Our contractual relationships with most of these customers and resellers are subject to renewal annually. As a result, we cannot assure you that any of our customers or resellers will renew their contracts with us in any given year.

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS BECAUSE OF MANY FACTORS AND ANY OF THESE COULD ADVERSELY AFFECT OUR STOCK PRICE.

    We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results have fallen below the expectations of public market analysts and investors in the past. It is likely that in future quarters our operating results will again be below the expectations of public market analysts and investors and as a result, the price of our Common Stock may fall. Our operating results have varied widely in the past, and we expect that they will continue to vary significantly from quarter to quarter due to a number of risk factors, including:

  •
  demand for our online services and technology as well as iPlanet products which we sell jointly with Corporate Software;

  •
  the timing of sales of our online services and technology and the iPlanet products that we sell;

  •
  aggressive cost management in the sales, marketing, product development and support areas;

  •
  loss of strategic relationships with major customers and resellers;

  •
  delays in introducing our products and services according to planned release schedules;

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

  •
  costs related to acquisitions of technology or businesses; and

  •
  general economic conditions, as well as those specific to the Internet and related industries, which have become less certain following the terrorist attacks of September 11, 2001.

    In addition, our June 2001 agreement with Corporate Software, under which we are transitioning to Corporate Software our business of reselling iPlanet software, has resulted in and will continue to result in a decrease in gross revenue to us. This decrease in our gross revenues could affect the market price of our Common Stock.

    Our operating expenses, which include sales and marketing, product development and general and administrative expenses, are based on our expectations of future gross profits and are relatively fixed in the short term. If gross profits fall below our expectations and we are not able to quickly reduce our spending in response, our operating results would be adversely affected.

SOFTWARE MANUFACTURERS MAY NOT WISH TO USE OUR SUBSCRIBENET SERVICE AS A WAY OF OUTSOURCING ELECTRONIC DELIVERY OF THEIR SOFTWARE

    Our strategy for achieving profitability assumes significant revenue growth from our SubscribeNet service. However, we cannot assure you that software manufacturers that are not currently our SubscribeNet customers will find it strategically or economically justifiable to use the SubscribeNet service to deliver software to their end-users. Some software manufacturers are reluctant for security reasons to deliver their software via the Internet or to authorize a third party to do so on their behalf. Some software manufacturers believe that they can internally develop an adequate electronic software delivery system at a cost lower than the fees we charge for SubscribeNet. These and other concerns on the part of software manufacturers could make it difficult for us to quickly achieve significant growth in SubscribeNet revenue, which could in turn hinder our ability to achieve profitability and positive cash flow.

OUR INDUSTRY IS HIGHLY COMPETITIVE AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO EFFECTIVELY COMPETE.

    The market for selling software products and related online services is highly competitive. We expect competition to intensify as current competitors expand and improve their product offerings, new competitors enter the market, and the business market for information technology products and services continues to exhibit softness. We have experienced, and expect to continue to experience, competition on our software sales. We cannot assure you that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not adversely affect our business and results of operations. Our current competitors include a number of companies offering asset management software and/or electronic software delivery and management solutions. We expect additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a significant adverse effect on our business and results of operations. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, better name recognition, and a larger installed base of customers than we do. Many of our competitors may also have well-established relationships with our existing and prospective customers. Our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs and compete with our products. We also expect that the competition will increase as a result of software industry consolidations. As a result, we may not be able to effectively compete for customers.

WE ARE DEPENDENT ON MARKET ACCEPTANCE OF ELECTRONIC SOFTWARE DELIVERY, AND IF IT DOES NOT ACHIEVE WIDESPREAD ACCEPTANCE, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

    Our future success will depend in large part on broadened acceptance by information technology professionals of electronic software delivery as a method of receiving delivery of business software. If electronic software delivery does not achieve widespread market acceptance, our business will be adversely affected. Electronic software delivery is a relatively new method of distributing software products and the growth and market acceptance of electronic software delivery is highly uncertain and subject to a number of risk factors. These factors include:

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

    California is in the midst of an energy shortage that could disrupt our operations and increase our expenses. California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. Our online services are provided entirely from California and most of our sales, product development and administrative operations, and internal computer networks, are based in California.

    Our online services have alternate sources of power, including battery and generator backup, that are designed to keep these services fully operational for a limited time period in the event of a blackout. However, the backup power systems in place for our California-based sales, product development and administrative operations are designed to keep these operations functioning on only a very limited basis in the event of a blackout. In addition, our current insurance may not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we may be temporarily unable to continue normal operations at one or more of our facilities. Any such interruption in our ability to continue normal operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. Furthermore, due in part to a shortage of supply, wholesale prices for energy have risen dramatically in California over the past year. If wholesale prices continue to increase, our operating expenses will increase, as our principal facilities are located in California.

ADDITIONAL GOVERNMENT REGULATIONS MAY INCREASE OUR COSTS OF DOING BUSINESS.

    In delivering third-party software through our SubscribeNet service, and in delivering our own IT asset management software, we must comply with U.S. export controls on software generally and encryption technology in particular. It appears that these controls may be strengthened in light of the September 11, 2001 terrorist attacks. Changes in these laws could require us to implement costly changes to our automated export compliance processes. More generally, the law governing Internet transactions remains largely unsettled, even in areas where there has been some legislative action. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business by increasing our costs and administrative burdens. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. It appears that additional laws and regulations regarding protection of privacy on the Internet will be adopted at the state and federal levels in the United States. The European Union has enacted its own data protection and privacy directive, which required all 15 European Union Member States to implement laws relating to the processing and transmission of personal data. We must comply with these new regulations in both Europe and the United States, as well as any other regulations adopted by other countries where we may do business. The growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. Compliance with any newly adopted laws may prove difficult for us and may negatively affect our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issue or issuer. At August 31, 2001, $7.6 million of our cash, cash equivalents and investment portfolio (of which $1.5 million is restricted in use) carried maturity dates of less than 90 days. We have the ability to hold the portfolio to maturity, if deemed necessary. The effect of changes in interest rates of +/-10% over a six-month horizon would not have a material effect on the fair market value of the portfolio.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On April 6, 2001, Milinx Business Services, Inc. and Milinx Business Group Inc. filed a Writ of Summons and Statement of Claim in the Supreme Court of British Columbia, Canada, against Intraware Canada, Inc., our wholly-owned subsidiary, as well as against Burntsand Inc., Netergy Networks, Inc., Netscape Canada, Inc., and Sun Microsystems, Inc. The claim arises out of Intraware's alleged involvement in the supply of hardware and software packages to Milinx. Milinx alleges the defendants made representations regarding the current and future capabilities and features of the Netergy and Sun/Netscape software and other system components, and that those representations were not true. The claim seeks a return of US$1,548,385 paid to Intraware, a return of Cdn$56,350 (approximately US$36,690) paid to Netergy Canada, Inc., as well as additional damages of approximately US$41,000,000. Milinx claims that the five defendants held themselves out as "partners" and therefore are jointly and severally liable for all damages. At the time Milinx filed its claim, Intraware was pursuing collection proceedings against Milinx for approximately US$250,000 in unpaid fees. We have denied any liability to Milinx and intend to defend the claim vigorously.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On August 31, 2001, and September 20, 2001, we issued promissory notes in a private placement to a group of institutional and individual investors for aggregate gross proceeds of $7 million, and net receipts of approximately $6.4 million after fees and expenses. On those dates, we also entered into binding agreements to issue to the investors warrants to purchase an aggregate of 7 million shares of our Common Stock at an exercise price of $0.01 per share. In addition, on those dates we entered into binding agreements to issue to the placement agent in the transaction warrants to purchase an aggregate of 700,000 shares of our Common Stock under the same terms as the warrants issued to the investors. We issued all of these warrants on September 24, 2001, in accordance with Nasdaq's application of NASD Marketplace Rules as described below. However, to comply with NASD Marketplace Rule 4350(i)(1)(D), warrants exceeding an aggregate of 5,600,000 shares of our Common Stock (approximately 19.7% of our outstanding Common Stock) will not be exercisable until we obtain shareholder approval.

    The warrants were issued in a private placement without registration under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In issuing the securities, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, based in part upon the limited number of institutional type investors and their representations in the purchase agreements. We have agreed to file with the SEC a registration statement to register the resale of the Common Stock issuable upon exercise of the warrants, and if the notes are ultimately converted or exchanged into or for equity, the shares issuable upon conversion or exchange of the notes. We are required to file the registration statement by February 28, 2002, and to cause the registration statement to be declared effective by the SEC by May 31, 2002. However, the registration deadline may be accelerated to any earlier stock registration deadline agreed to by us in any subsequent private placement.

    In connection with the private placement, our Board of Directors created a new seat on the Board and appointed to that seat an officer of the company which acted as placement agent in the private placement. Another officer of that company is also a member of our Board of Directors. Those two Board members are also indirectly affiliated with one of the purchasers of notes and warrants in the private placement. Because of these relationships, as well as the quantity of warrants issued and the price of the warrants, Nasdaq's application of NASD Marketplace Rules would have required us to obtain stockholder approval before issuing the warrants. However, Nasdaq granted an exception from the stockholder approval rule. In keeping with Nasdaq's determination, we gave our stockholders 10 days prior written notice of this exception before issuing the warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    On August 15, 2001, we held our Annual Meeting of Stockholders. At the meeting, the stockholders elected as Class III directors Mark B. Hoffman (with 24,260,251 affirmative votes and 51,419 votes withheld) and Peter H. Jackson (with 21,719,122 affirmative votes and 2,592,548 votes withheld). Messrs. Laurence M. Baer, John V. Balen, Ronald E. F. Codd, Michael S. Falk and Frost R. R. Prioleau continued as directors after the Annual Meeting. Since the meeting, we have added a member to our Board of Directors (see Note 9—Promissory Notes to our Consolidated Financial Statements in Item 1 of Part 1).

    The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the current fiscal year (with 24,271,782 affirmative votes, 29,672 negative votes, and 10,216 abstentions).

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits

Exhibit Number	Description
3(i).1(1)	Restated Certificate of Incorporation.
3(i).2(1)	Certificate of Elimination of Series B Certificate of Designations, Preferences and Rights.
3(i).3(1)	Series B-1 Certificate of Designations, Preferences and Rights.
3(ii)	Amended and Restated Bylaws
4.1(1)	Form of Promissory Note.
4.2(1)	Form of Warrant.
4.3(1)	Security Agreement, dated August 31, 2001 by and among Intraware, Inc., the placement agent for the offering of the promissory notes, and the investors named therein.
4.4(1)	Exchange Agreement, dated August 31, 2001 by and among Intraware, Inc. and the investors named therein.
4.5(1)	Registration Rights Agreement, dated August 31, 2001 by and among Intraware, Inc. and the investors named therein.
10.31(2)	Sales Alliance Agreement dated June 28, 2001 between CorpSoft, Inc. and Intraware, Inc.
10.33(1)	Form of Subscription Agreement, dated August 31, 2001 by and among Intraware, Inc. and the investors.
10.34(1)	Placement Agency Agreement, dated August 31, 2001 by and between Intraware, Inc. and the placement agent for the offering of the promissory notes.

(1)
Incorporated by reference to Intraware's Current Report on Form 8-K dated August 31, 2001

(2)
To be filed by amendment to this Quarterly Report on Form 10-Q.

b)
Reports on Form 8-K

    None.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRAWARE, INC.
Dated: October 15, 2001	By:	/s/ WENDY NIETO Wendy Nieto Vice President of Finance (Chief accounting officer)

QuickLinks

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
INTRAWARE, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
INTRAWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except for per share amounts) (unaudited)
INTRAWARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
INTRAWARE, INC. NOTES TO UNAUDITED INTERIM CONDOLIDATED FINANCIAL INFORMATION
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE