Form 10-Q
period 2001-11-30
INTRAWARE INC
filed 2002-01-14
CIK 1025134

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001

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

    Indicate by check (X) whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of January 10, 2002 there were 39,377,973 shares of the registrant's Common Stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INTRAWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	November 30, 2001	February 28, 2001
ASSETS
Current assets:
Cash and cash equivalents	$4,056	$7,046
Restricted cash	1,260	1,739
Accounts receivable, net	2,182	9,700
Prepaid licenses, services and cost of deferred revenue	13,419	22,412
Other current assets	2,491	2,584

Total current assets	23,408	43,481
Cost of deferred revenue	472	1,780
Property and equipment, net	7,202	14,003
Intangible assets, net	10,313	20,825
Other assets	211	138

Total assets	$41,606	$80,227

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS' EQUITY
Current liabilities:
Bank borrowings	$—	$3,261
Notes payable	4,220	—
Warrants	279	—
Accounts payable	6,886	15,360
Accrued expenses	2,775	3,939
Deferred revenue	16,048	26,046
Capital lease and other obligations	1,724	2,363

Total current liabilities	31,932	50,969
Deferred revenue	1,092	2,825
Capital lease and other obligations	2,776	3,339

Total liabilities	35,800	57,133

Commitments and contingencies
Redeemable convertible preferred stock, 10,000 shares authorized, $.0001 par value; 1,891 and 2,873 shares issued and outstanding at November 30 and February 28, 2001, respectively (aggregate liquidation preference of $5,962 and $5,100 at November 30, 2001 and February 28, 2001 respectively)	4,929	4,666

Stockholders' equity:
Common stock; $0.0001 par value; 250,000 shares authorized, 37,776 and 28,375 issued shares issued and outstanding at November 30 and February 28, 2001, respectively	3	3
Additional paid-in-capital	141,027	130,625
Unearned compensation	(2,232)	(4,462)
Accumulated deficit	(137,921)	(107,738)

Total stockholders' equity	877	18,428

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$41,606	$80,227

See notes to unaudited interim consolidated financial information.

INTRAWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 30, 2001	November 30, 2000	November 30, 2001	November 30, 2000
Revenues:
Software product sales	$5,989	$19,366	$26,465	$81,843
Online services and technology	3,384	6,815	11,818	18,403

Total revenues	9,373	26,181	38,283	100,246

Cost of revenues:
Software product sales	4,053	14,144	20,147	66,368
Online services and technology	947	1,373	2,979	3,594

Total cost of revenues	5,000	15,517	23,126	69,962

Gross profit	4,373	10,664	15,157	30,284

Operating expenses:
Sales and marketing	2,682	9,051	10,733	31,859
Product development	2,249	6,254	7,809	15,097
General and administrative	1,217	4,751	5,728	13,249
Restructuring and other charges	150	—	2,356	—
Loss on abandonment of assets	328	—	6,735	—
Amortization of intangibles	1,751	2,707	6,772	5,877

Total operating expenses	8,377	22,763	40,133	66,082

Loss from operations	(4,004)	(12,099)	(24,976)	(35,798)
Interest expense	(1,144)	(305)	(1,619)	(416)
Interest income and other income and expenses	1,062	167	(3,588)	568

Net loss	(4,086)	(12,237)	(30,183)	(35,646)
Deemed dividend due to beneficial conversion feature of preferred stock, mandatorily redeemable convertible preferred stock accrued dividend and accretion to liquidation value	(880)	(4,894)	(2,696)	(5,287)

Net loss attributable to common stockholders	$(4,966)	$(17,131)	$(32,879)	$(40,933)

Basic and diluted net loss per share attributable to common stockholders	$(0.16)	$(0.63)	$(1.13)	$(1.56)

Weighted average shares—basic and diluted	30,517	27,121	29,164	26,283

See notes to unaudited interim consolidated financial information.

INTRAWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	November 30, 2001	November 30, 2000
Cash flows from operating activities:
Net loss	$(30,183)	$(35,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,030	9,387
Amortization of unearned compensation	1,964	2,403
Provision for (recovery of) doubtful accounts	(268)	1,229
Loss on abandonment of assets	6,735	—
Warrants adjustment to fair value	3,629	—
Amortization of discount on note payable	727	—
Accrued interest	139	—
Amortization of warrant charge offset against revenue	454	—
Changes in assets and liabilities:
Accounts receivable	7,787	12,631
Prepaid licenses, services and cost of deferred revenue	9,480	2,028
Other assets	1,318	(1,366)
Accounts payable	(8,472)	(22,547)
Accrued expenses	(1,184)	(1,549)
Deferred revenue	(11,731)	5,744

Net cash used in operating activities	(8,575)	(27,686)

Cash flows from investing activities:
Purchase of property and equipment	(181)	(10,478)
Cash from acquisition of Janus Technologies, Inc.	—	187
Decrease in restricted cash equivalents	479	—
Proceeds from sales of fixed assets	240	—
Puchase of investments	—	(9,786)
Proceeds from sales of investments	—	35,743

Net cash provided by investment activities	538	15,666

Cash flows from financing activities:
Proceeds from common stock, net	257	2,178
Proceeds from notes and warrants, net of issuance costs	6,399	—
Repayment of bank borrowings	(3,261)	—
Borrowings on bank borrowings	—	1,641
Proceeds from preferred stock and warrants, net	3,220	24,935
Redemption of preferred stock	—	(15,840)
Dividends paid to preferred stockholders	—	(445)
Principal payments on capital lease obligations	(1,568)	(1,339)

Net cash provided by financing activities	5,047	11,130

Net decrease in cash and cash equivalents	(2,990)	(890)
Cash and cash equivalents at beginning of period	7,046	16,013

Cash and cash equivalents at end of period	$4,056	$15,123

Supplemental disclosure of cash flow information:
Cash paid for interest	$597	$416
Supplemental non-cash activity:
Property and equipment leases	$366	$5,834
Prepaid maintenance leases	$—	$1,154
Common stock issued in conjuction with acquisition of Janus Technologies, Inc.	$—	$20,600

See notes to unaudited interim consolidated financial information.

INTRAWARE, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL INFORMATION

NOTE 1.    BASIS OF PRESENTATION

INTRAWARE, INC.

    The accompanying consolidated financial statements for the three months and nine months ended November 30, 2001 and 2000 are unaudited and reflect all normal and recurring adjustments which are, in the opinion of our management, necessary for fair presentation of the consolidated balance sheets, statements of operations, and statements of cash flows for the periods presented.

    These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2001 and the Forms 10-Q for the fiscal quarters ended May 31 and August 31, 2001. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission (the "SEC"). The results of operations for the interim period ended November 30, 2001 are not necessarily indicative of results to be expected for the full year.

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

    The following table sets forth the computation of basic and diluted net loss per share as well as securities that are not included in the diluted net loss per share attributable to Common stockholders calculation because to do so would be antidilutive:

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2001	2000	2001	2000
	(in thousands, except per share amounts)
Numerator:
Net loss attributable to common stockholders	$(4,966)	$(17,131)	$(32,879)	$(40,933)

Denominator:
Weighted average shares	30,548	27,501	29,227	26,822
Weighted average unvested common shares subject to repurchase	(31)	(380)	(63)	(539)

Denominator for basic and diluted calculation	30,517	27,121	29,164	26,283

Basic and diluted net loss per share attributable to common stockholders	$(0.16)	$(0.63)	$(1.13)	$(1.56)

Antidilutive securities including options, warrants, convertible redeemable preferred stock and unvested common shares subject to repurchase not included in net loss per share attributable to common stockholders	9,640	6,916	9,640	6,916

NOTE 3.    RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of SFAS 141 were required to be adopted July 1, 2001. The adoption of SFAS 141 has not changed and will not change our method of accounting used in previous business combinations including those accounted for under the pooling-of-interests method.

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

    We are required to adopt SFAS 142 effective March 1, 2002, which will result in our no longer amortizing goodwill. In addition, we will be required to reassess intangible assets, including goodwill, and test goodwill for impairment, as part of the transition provisions. Any impairment resulting from these transition tests will be recorded as a change in accounting principle. We are currently in the process of evaluating the potential impact the adoption of SFAS 142 will have on our consolidated financial position or results of operations.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are required to be adopted during our fiscal year beginning March 1, 2002, however early adoption is acceptable. We are currently in the process of evaluating the potential impact the adoption of SFAS 144 will have on our consolidated financial position or results of operations.

    In November 2001, the FASB Emerging Task Force ("EITF") reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001, which is our fourth quarter ending February 28, 2002. We do not expect the adoption of EITF 01-09 to have a significant impact on our financial statements.

NOTE 4.    CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

    During the nine months ended November 30, 2001, our redeemable convertible preferred stock ("preferred stock") and stockholders' equity changed as follows (in thousands):

	Preferred stock		Common stock
					Additional paid-In capital	Unearned compensation	Accumulated deficit	Stockholders' equity	Comprehensive loss
	Shares	Amount	Shares	Amount
Balance at February 28, 2001	2,873	$4,666	28,375	$3	$130,625	$(4,462)	$(107,738)	$18,428
Exercise of stock options, net of repurchased common stock	—	—	29	—	4	—	—	4
Issuance of common stock for employee stock purchase program	—	—	287	—	253	—	—	253
Deferred stock-based compensation for options forfeited	—	—	—	—	(363)	363	—	—
Issuance of preferred stock with warrants, net of issuance costs of $380	360	2,696		—	524	—	—	524
Beneficial conversion feature on preferred stock	—	(2,696)	—	—	2,696	—	—	2,696
Deemed dividend relating to beneficial conversion feature on preferred stock	—	2,696	—	—	(2,696)	—	—	(2,696)
Issuance of warrants in connection with reseller arrangement	—	—	—	—	1,588	—	—	1,588
Warrants issued below fair value for offset to future related revenue	—	—	—	—	(1,588)	—	—	(1,588)
Amortization of warrant charge offset against revenue	—	—	—	—	454	—	—	454
Amortization of unearned compensation	—	—	—	—	—	1,964	—	1,964
Options issued below fair value for services	—	—	—	—	120	—	—	120
Conversion of preferred stock into common stock	(1,342)	(2,433)	1,820	—	2,433	—	—	2,433
Options issued below fair value	—	—	—	—	97	(97)	—	—
Exercise of common stock warrants	—	—	7,265	—	6,880	—	—	6,880
Net loss	—	—	—	—	—	—	(30,183)	(30,183)	(30,183)

Other comprehensive loss									$(30,183)

Balance at November 30, 2001	1,891	$4,929	37,776	$3	$141,027	$(2,232)	$(137,921)	$877

    In connection with stock option grants during the three months ended November 30, 2001, we recognized unearned compensation totaling $97,000. This unearned compensation is being amortized over the vesting period of the related options, which ranges from two to four years.

NOTE 5.    REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series A

    On January 16, 2001, we raised $5.2 million in financing through the sale of a new class of Series A Redeemable Convertible Preferred Stock and warrants to investors. Under the terms of this financing, we issued an aggregate of 2,872,922 shares of Redeemable Convertible Preferred Stock at a per share price of $1.81 and warrants to purchase 287,284 shares of Common Stock at an exercise price of $1.99, or 110% of the purchase price of the Redeemable Convertible Preferred Stock. The warrants expire four years from the issuance date. The purchase price for the Redeemable Convertible Preferred Stock was the average closing price of our Common Stock during the ten trading-day period ending January 11, 2001, plus a 15% premium. Each share of Redeemable Convertible Preferred Stock is convertible into one share of Common Stock at the election of the holder and entitles the holder to a liquidation preference equal to the amount of the original investment, in the event of a liquidation, winding-up or dissolution of the company. The Redeemable Convertible Preferred Stock does not have a dividend and is not subject to adjustments to the conversion ratio, except for proportional adjustments in the event of a split or combination of the Common Stock. Proceeds from this financing were allocated based on relative fair values of the Preferred Stock and warrants issued. During fiscal year 2001 we recognized a deemed dividend of $4.7 million that increased the net loss attributable to Common stockholders. This charge was calculated based on the difference between the accounting conversion rate of the Preferred Stock and the fair market value of our Common Stock on the commitment date.

    During the three months ending November 30, 2001, approximately 1.3 million shares of our Series A Redeemable Convertible Preferred Stock were converted into 1.3 million shares of Common Stock. At November 30, 2001, approximately 1.6 million shares of Series A Redeemable Convertible Preferred Stock remained outstanding.

Series B-1

    On April 2, 2001, we entered into an agreement to sell a new class of Series B Preferred Stock and warrants to institutional and individual investors. Under the terms of this financing, we issued an aggregate of 360,000 shares of Preferred Stock for aggregate gross proceeds of $3.6 million and net proceeds of $3.2 million, after fees and expenses. We also issued warrants to purchase 720,000 shares of our Common Stock with an exercise price of $1.125 per share, the closing bid price of our Common Stock on the trading day prior to the closing of the financing. The warrants expire seven years from the issuance date. Each share of Preferred Stock was convertible into ten shares of Common Stock at the election of the holder and entitled the holder to a liquidation preference equal to the amount of the original investment, in the event of a liquidation, winding-up or dissolution. The Preferred Stock carried anti-dilution protection requiring a full adjustment of the conversion price to any lower price at which we sold stock to investors during the three months following the closing, and carried a weighted-average adjustment of the conversion price based on any sale of stock by us to investors during the subsequent nine-month period. The Preferred Stock did not carry a dividend. The new class of Series B Preferred Stock entitled the holders to elect a member of our Board of Directors.

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

    On September 20, 2001, we recognized another deemed dividend of approximately $880,000. This deemed dividend is related to the second closing of our debt financing on September 20, 2001 (see Note 9). As a result of the anti-dilution protections, the Series B-1 Preferred Stock was adjusted to be convertible into 4.3 million shares of our Common Stock, and the associated warrants were adjusted to be exercisable for 866,879 shares of our Common Stock at an exercise price of $0.93 per share.

    During the three months ended November 30, 2001, approximately 43,000 shares of our Series B-1 Redeemable Convertible Preferred Stock were converted into approximately 522,000 shares of Common Stock. At November 30, 2001, approximately 317,000 shares of Series B-1 Redeemable Convertible Preferred Stock remained outstanding.

NOTE 6.    ABILITY TO CONTINUE OPERATIONS

    Our Annual Report on Form 10-K for the year ended February 28, 2001 contains a disclosure expressing substantial doubt regarding our ability to continue as a going concern as a result of our recurring losses and negative cash flows from operations. We were in breach of covenants related to our commercial bank line of credit which expired on April 29, 2001, and under which we owed $3.3 million in callable debt. On August 31, 2001 we completed our repayment in full of the $3.3 million loan previously owing to Imperial Bank, and the agreement for that loan has been terminated. Although we restructured our operations in December 2000 and August 2001 in order to reduce discretionary spending, raised a net $9.6 million in new financing between April 2001 and September 2001, of which $7 million is repayable on August 31, 2002, and continue to seek both additional capital and additional revenue through sales of our products and services, there is no assurance that we will succeed in generating sufficient revenue or obtaining sufficient additional financing on terms acceptable to us to enable us to continue operations.

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

NOTE 7.    RESTRUCTURING AND LOSS ON ABANDONMENT OF ASSETS

December 2000

    At February 28, 2001, we had a remaining restructuring accrual of $628,000 relating to our December 1, 2000 strategic restructuring. As of November 30, 2001 we have settled all liabilities associated with the December 2000 strategic restructuring.

August 2001

    On August 8, 2001 we announced a strategic reorganization designed to accelerate our drive toward profitability and enhance our capital-raising opportunities. We recorded a charge of $8,613,000 relating to this restructuring and the loss on abandonment of assets during the quarter ended August 31, 2001.

    The loss on abandonment of assets includes the write off of approximately $3.7 million of certain intangibles relating to the BITSource, Inc. acquisition as we have abandoned the related technology. The write off consisted of the following components: $521,000 for trademarks, $510,000 for goodwill, and $2,708,000 for existing technology. We wrote off leasehold improvements and furniture and fixtures with net book values of approximately $2.7 million. These assets were taken out of service, as they were deemed unnecessary due to the reductions in work force. Included in this amount are certain furniture and fixtures that were written down to a net realizable value of approximately $55,000. These furniture and fixtures were taken out of service in the second quarter of fiscal 2002 and subsequently disposed of or sold.

    The restructuring consisted of approximately $262,000 for severance and benefits relating to the involuntary termination of 66 employees, all of which were based in North America. We reduced our workforce to 120 employees from 186 at the end of July. Of the 66 terminated employees, 25 were in Sales and Marketing, 26 were in Product Development and 15 were in General and Administrative. We also consolidated our two San Francisco Bay Area offices into one. We accrued for lease and related costs of approximately $1.9 million principally pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities in the San Francisco Bay Area that were vacated due to the reduction in work force. We also recognized an additional $27,000 relating to other restructuring expenses.

    Due to changes in management's estimates relating to the strategic reorganization on August 8, 2001, we recognized additional expense of approximately $478,000 during the three months ended November 30, 2001. At November 30, 2001, we had a restructuring accrual of approximately $1,323,000. Of the $738,000 in non-cash charges incurred during the three months ended November 30, 2001, approximately $120,000 relates the Black-Scholes fair value of an option issued to a consultant on September 5, 2001 for services performed in conjunction with exiting our excess lease space. We issued a fully-vested and immediately exercisable option to purchase 110,000 shares of our Common Stock at an exercise price of $0.01 per share. The term of the option is ten years.

    We made cash payments of approximately $596,000 during the nine months ended November 30, 2001. At November 30, 2001 we had a remaining restructuring accrual of approximately $1,323,000, of which approximately $1,317,000 was related to excess rent and sublease costs and the remainder was severance costs.

    The following table sets forth an analysis of the components of the restructuring and loss on abandonment charges recorded in the second quarter of fiscal 2002 and subsequent adjustments and payments made against the reserve (in thousands):

	Asset write- offs	Severance and benefits	Excess lease and related costs	Other costs	Total
August 8, 2001 restructuring and loss on abandonment of assets	6,407	262	1,917	27	8,613

Total	6,407	262	1,917	27	8,613
Cash paid	—	(209)	(94)	—	(303)
Non-cash charges	(6,407)	—	—	(27)	(6,434)

Reserve balance at August 31, 2001	—	53	1,823	—	1,876
Cash paid	—	(47)	(246)	—	(293)
Non-cash charges	(328)	—	(410)	—	(738)
Provision adjustment	328	—	150	—	478

Reserve balance at November 30, 2001	—	6	1,317	—	1,323

    We expect to pay the remaining accrual in cash within the next twelve months. While our accrual reflects management's best estimate of the costs to be incurred related to the activities above, actual costs incurred may differ from initial estimates recorded.

    As of November 30, 2001, we had approximately $1.3 million of restricted cash which was secured by an irrevocable letter of credit for the benefit of our landlord. This was subsequently fully drawn in December 2001 in order to satisfy our remaining lease obligation for the vacated office space.

NOTE 8.    CORPSOFT, INC. ALLIANCE

    On May 22 and June 28, 2001, we entered into agreements with CorpSoft, Inc., a leading reseller of business software and provider of software asset management services and technologies.

    Under the May 22, 2001 agreement, CorpSoft is offering our Argis suite of products to its North American customers as its exclusive information technology asset management repository solution until May 2003, unless the agreement is terminated earlier. During this period, CorpSoft is acting as our exclusive reseller of the Argis suite in North America. These exclusivity provisions of the agreement are subject to exceptions, and may terminate completely in certain circumstances. CorpSoft pays to us our list fees, less prescribed discount percentages, for the Argis software products and related maintenance, training and professional services. We recognize the associated net revenue based on the criteria described in the previous sentence. In addition, we issued to CorpSoft a fully-vested nonforfeitable warrant to purchase 800,000 shares of our Common Stock at $1.71 per share, the average closing price of our Common Stock from May 8, 2001 to May 21, 2001. Of the 800,000 shares subject to the warrant, 200,000 would have become exercisable on November 30, 2001 had CorpSoft attained a prescribed sales goal for our fiscal quarter ended on that date. However, CorpSoft did not attain that goal; therefore, these shares will become exercisable on the earlier of either May 22, 2005 (the fourth anniversary date) or any termination of the agreement. Of the remaining 600,000 shares subject to the warrant, 100,000 will become exercisable at the end of each of our future fiscal quarters that CorpSoft attains its prescribed sales goals; if any of these sales goals are not attained, the relevant shares will become exercisable on the earlier of either May 22, 2005 or any termination of the agreement. The term of the warrant is ten years. Based on a Black-Scholes calculation on May 22, 2001, the warrant is valued at approximately $1.6 million. This value is being recognized over the lesser of a ratable charge over the 24-month term of the arrangement or the period of time it takes for CorpSoft to generate $1.6 million in Argis revenue. During the three and nine months ended November 30, 2001 we recorded a related non-cash offset to revenue of approximately $255,000 and $454,000, respectively.

    Under the June 28, 2001 agreement, we assigned to CorpSoft our agreement with Sun Microsystems, Inc. under which we resold Sun's iPlanet E-Commerce Solutions software licenses and related services. CorpSoft has assumed primary responsibility for those sales and we are providing sales and marketing assistance as well as our SubscribeNet electronic software delivery and management service. As part of this arrangement CorpSoft will pay to us a percentage of the gross profit derived from its sales of iPlanet software licenses and services, and will reimburse us for our cost in maintaining a team dedicated to sales of iPlanet software licenses and services. The June 28, 2001 agreement has an initial term of two years and is renewable for subsequent one-year terms. We continue to maintain a separate relationship with Sun under which we provide our SubscribeNet service to the iPlanet customer base on behalf of Sun.

    The June 28, 2001 agreement is part of our planned transition out of the business of reselling third-party software. At the time we announced this agreement, we also ceased reselling all other third-party software except in a limited manner in connection with our proprietary products and services.

NOTE 9.    PROMISSORY NOTES

    On August 31, 2001 we issued promissory notes and committed to issue warrants in a private placement to a group of institutional and individual investors, for aggregate gross proceeds of $6.15 million. Our net receipts from the financing were approximately $5.6 million after fees to the placement agent of $307,500 and expenses of approximately $223,000. The promissory notes bear annual interest of 8%, payable quarterly beginning six months after issuance, and are secured by a senior security interest in substantially all of our assets. The promissory notes are convertible, at the option of the note holder, into the type of securities offered in our next private round of equity financing, at that round's price. This could result in the recognition of a contingent beneficial conversion feature. The notes are due in full on August 31, 2002. The note holders also received warrants to purchase 6.15 million shares of our Common Stock at an exercise price of $0.01 per share. In accordance with NASD Marketplace Rule 4350(i)(1)(D), warrants exceeding an aggregate of 5,600,000 shares of our Common Stock (approximately 19.7% of our outstanding Common Stock) were not exercisable until we received stockholder approval. We received stockholder approval on November 27, 2001. In addition, we issued warrants to the placement agent equal in number to 10% of the warrants issued to the investors. We entered into binding agreements on August 31, 2001 to issue these warrants to the note holders and the placement agent. We issued these warrants on September 24, 2001, in accordance with Nasdaq's application of NASD Marketplace Rules as described below.

    We allocated the proceeds from the August 31, 2001 financing based on the relative fair values of the promissory notes and warrants issued. The warrants were classified as a liability as they contain registration rights, which are assumed to be outside our control. Warrants classified as liabilities will be adjusted to their fair value each accounting period. On August 31, 2001, we recorded a $4.7 million charge in other expenses related to this financing to adjust the carrying amount of these warrants to their fair value.

    On September 20, 2001 we issued additional promissory notes and committed to issue additional warrants to another group of institutional and individual investors for aggregate gross proceeds of $850,000. Our net receipts from the financing were approximately $779,500 after fees to the placement agent of $42,500 and expenses of approximately $28,000. The note holders also received warrants to purchase 850,000 shares of our Common Stock at an exercise price of $0.01 per share. In addition, we issued warrants to the placement agent equal in number to 10% of the warrants issued to the investors. These notes carry the same terms as the promissory notes referred to above. We recorded a $381,000 charge in other expenses related to this financing to adjust the carrying amount of these warrants to their fair value. We entered into binding agreements on September 20, 2001 to issue these additional warrants to the note holders and the placement agent. We issued these warrants on September 24, 2001, in accordance with Nasdaq's application of NASD Marketplace Rules as described below.

    During the three and nine months ended November 30, 2001 we recorded a net credit of approximately $1.1 million and a charge of approximately $3.6 million, respectively, to other income to adjust the carrying amount of the warrants issued on August 31 and September 20, 2001 to fair value.

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

    The notes are repayable by us at any time, and will mature early if we are acquired or undergo a change of control.

    On November 27, 2001, as part of the financings, we held a special stockholder meeting and obtained stockholder approval for the exercise of warrants exceeding an aggregate of 5.6 million shares of our Common Stock (approximately 19.7% of our outstanding Common Stock). In addition we obtained stockholder approval for the potential conversion of the notes into the same type of securities issued by us in our next capital-raising private placement of equity securities, if we complete any such private placement.

    In connection with this debt financing, our Board of Directors created a new seat on the Board and appointed to that seat an individual designated by the company which acted as placement agent in the financings. Another individual, who is an officer of the company which acted as placement agent in the financings, is also a member of our Board of Directors. One of these Board members is also indirectly affiliated with one of the purchasers of notes and warrants in the financings. Because of these relationships, as well as the quantity of warrants issued and the price of the warrants, Nasdaq's application of NASD Marketplace Rules would have required us to obtain stockholder approval before issuing the warrants. However, Nasdaq granted us an exception from the stockholder approval rule. In keeping with Nasdaq's determination, we gave our stockholders 10 days prior written notice of this exception before issuing the warrants. We gave this notice on September 14, 2001, and issued the warrants on September 24, 2001.

    At the same time that we agreed on terms for the financings described above, we also agreed with the placement agent on terms for a subsequent private placement of between $6,000,000 and $10,000,000 of our preferred stock, with a $2,000,000 over allotment at our option. Each share of preferred stock would be convertible into our Common Stock at a price of $0.40 per share of Common Stock. The preferred shares would rank pari passu with existing classes of our preferred stock, and would carry a liquidation preference equal to their face value. The preferred shares will carry "full-ratchet" anti-dilution protection (i.e., the conversion price will adjust to any lower price at which we issue equity securities) for one year, and thereafter will carry "weighted-average" anti-dilution protection (i.e., the conversion price will adjust on a weighted-average basis upon any issuance by us of equity securities at a price below fair market value or below the then-current conversion price of the preferred stock). These anti-dilution protections could lead to our recognizing a contingent beneficial conversion feature and deemed dividends. We would be required to file a registration statement, for the resale of the Common Stock into which the preferred stock is convertible, within three months of closing, and use our best efforts to cause that registration statement to become effective within three months thereafter.

    Upon any closing of such a preferred stock financing, the placement agent would receive a fee equal to six percent of the gross proceeds from the financing, except that fee would be halved with respect to investments by existing shareholders other than Series B-1 shareholders. The placement agent would also receive warrants to purchase a number of preferred shares equal to ten percent of the number of preferred shares issued in the financing, and would receive reimbursement of up to $100,000 in legal, due diligence and travel and road show expenses. In the event that we and the placement agent reaffirm in writing our intent to proceed with this preferred stock financing , and both parties use their best efforts to complete a private placement memorandum and investor-related documents reasonably satisfactory to them within 21 days after that reaffirmation date, and between that reaffirmation date and the 60th day after completion of the private placement memorandum and investor-related documents we elect not to proceed with the financing, we will be required to pay a financial advisory and structuring fee of $200,000. At the placement agent's option, this fee may be payable in the form of 500,000 shares of our Common Stock. If we so elect and proceed with a private placement not led by the placement agent, this fee will be equal to the greater of $200,000 or 3% of the gross proceeds of such other private placement, which fee may, at the placement agent's option, be payable in the form of a number of shares of our Common Stock equal to the cash fee divided by 0.40.

    Under the terms of the promissory notes, at the same time that we obtained stockholder approval for the exercise of warrants exceeding 5.6 million shares of our Common Stock and for the convertibility of the promissory notes into the same type of securities issued in our next round of equity financing, we also obtained stockholder approval for the proposed preferred stock financing described in the two immediately preceding paragraphs. We may elect not to proceed with such a preferred stock financing, even though our stockholders have approved it. In addition, the placement agent is not required to proceed with such a financing, and has indicated that it may be unable to do so.

    During the three months ended November 30, 2001, warrants associated with the issuance of the promissory notes were exercised for 7.35 million shares of our Common Stock, with an aggregate market value of approximately $6.9 million at exercise. Approximately 7.27 million shares of our Common Stock were issued pursuant to these warrant exercises, after deducting shares withheld as payment of the exercise price.

NOTE 10.    COMMITMENTS AND CONTINGENCIES

    We lease our office facilities and certain equipment under noncancelable operating lease agreements, which expire at various dates through 2006. The terms of the facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period, and have accrued for rent expense incurred but not paid. The leases require that we pay all costs of maintenance, utilities, insurance and taxes.

    In connection with our strategic reorganization in August 2001, as discussed in Note 7, we vacated one of our San Francisco Bay Area offices. During the three months ended November 30, 2001, we agreed to sell the related furniture and fixtures to the landlord. These assets had been written down to their net realizable value during the three months ended August 31, 2001 as a loss on abandonment of assets. These assets were financed by capital leases. In order to obtain title to these assets for purposes of the sale to landlord, we paid cash of approximately $243,000 and renegotiated our capital lease with the leasing company. This resulted in an increase to the net present value of the capital lease of approximately $366,000.

    Property and equipment at November 30, 2001 included $5.1 million acquired under capital lease agreements. Accumulated amortization relating to property and equipment under capital leases totalled $2.6 million at November 30, 2001.

    Future minimum lease payments under all noncancelable operating and capital leases at November 30, 2001 are as follows (in thousands):

Period Ending February 28,	Capital Leases	Operating Leases
2002	401	344
2003	2,054	1,224
2004	1,562	390
2005	947	213
2006	—	8

Total mininum lease payements	4,964	$2,179

Less: amount representing interest	(712)

Present value of minimum lease payments	4,252
Less: current portion	(1,617)

Long-term lease obligation	$2,635

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

    Online services and technology revenue results primarily from three types of arrangements. First, it results from the licensing of our proprietary software products to companies that use those products internally or that use those products to provide web-based services to their customers; such revenue is recognized when there is evidence of an arrangement for a fixed and determinable fee that is probable of collection and the software is available for customer download through our web site. Second, it results from sales of our SubscribeNet electronic software delivery and management service to software vendors; such revenues are recognized ratably over the service period. Third, it results from professional services that we provide to integrate our proprietary software and convert data for our customers; such revenues are recognized as services are performed.

    We have a limited operating history upon which investors may evaluate our business and prospects. Since inception, we have incurred significant losses, and, as of November 30, 2001, had an accumulated deficit of approximately $138 million. As of November 30, 2001, we had negative working capital of approximately $8.5 million. We expect to incur additional net losses at least through our fiscal year ending February 28, 2003. There can be no assurance that our gross profit will increase or continue at its current level. There also can be no assurances that we will generate cash from operations in future periods, achieve or maintain profitability, or generate sufficient liquidity to repay the $7 million in outstanding promissory notes that become due on August 31, 2002. Our future must be considered in light of the risks frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as e-commerce. To address these risks, we must, among other things, raise additional capital, continue to improve existing and develop new services, implement and successfully execute our business and marketing strategy, continue to develop and upgrade our technology, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks and the failure to do so would have a material adverse effect on our business, financial condition and results of operations. Our current and future expense levels are based largely on our planned operations and estimates of future sales. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast, particularly in the current business environment. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales would have an immediate adverse effect on our business, financial condition and results of operations. In view of the rapidly evolving nature of our business and our limited operating history, we are unable to accurately forecast our sales and believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

RESULTS OF OPERATIONS

Total Revenues

    Revenue for the three months ended November 30, 2001 was $9.4 million, which represents a 64% decrease from revenue for the three months ended November 30, 2000 of $26.2 million. In addition, for the three months ended November 30, 2001, product revenue accounted for $6.0 million or 64% of revenue, while online service and technology revenue accounted for $3.4 million or 36% of revenue. For the three months ended November 30, 2000, product revenue accounted for $19.4 million or 74% of revenue, while online service and technology revenue accounted for $6.8 million or 26% of revenue.

    Revenue for the nine months ended November 30, 2001 was $38.3 million, which represents a 62% decrease from revenue for the nine months ended November 30, 2000 of $100.2 million. In addition, for the nine months ended November 30, 2001, product revenue accounted for $26.5 million or 69% of revenue, while online service and technology revenue accounted for $11.8 million or 31% of revenue. For the nine months ended November 30, 2000, product revenue accounted for $81.8 million or 82% of revenue, while online service and technology revenue accounted for $18.4 million or 18% of revenue.

    The decline in product revenue was primarily due to our transition out of reselling those products and weakened demand for third party software. The decrease in online service and technology revenue is primarily due to the elimination of some of our unproven online services and technology products during our December 2000 strategic restructuring, a slowdown in technology spending resulting from weakened overall economic conditions, and time involved in training our new channel resellers. In June 2001, we entered into an agreement with CorpSoft whereby CorpSoft assumed our rights and obligations under our reseller agreement with iPlanet E-Commerce Solutions, and agreed to pay to us a percentage of the gross profit derived from its sales of iPlanet software licenses and services. We expect our third-party product revenue to decrease substantially as a result of this agreement. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

Cost of Revenues

    Total cost of revenues decreased to $5.0 million for the three months ended November 30, 2001 from $15.5 million for the three months ended November 30, 2000. Our gross margin increased to 47% for the three months ended November 30, 2001 from 41% for the three months ended November 30, 2000.

    Total cost of revenues decreased to $23.1 million for the nine months ended November 30, 2001 from $70.0 million for the nine months ended November 30, 2000. Our gross margin increased to 40% for the nine months ended November 30, 2001 from 30% for the nine months ended November 30, 2000.

    Cost of revenues primarily consists of the cost of third-party products sold, personnel costs, content development and acquisition, Internet connectivity and allocated overhead charges. The decrease in the cost of revenues primarily reflects our decrease in revenue and changes in the mix of products sold. The margin percentage increase primarily reflects our focus on the sale of our own services and technology, which generate higher margins than third-party products we resold.

Sales and Marketing Expenses

    For the three months ended November 30, 2001, sales and marketing expenses were $2.7 million or 29% of revenue, an overall decrease from $9.1 million or 35% of revenue for the three months ended November 30, 2000.

    For the nine months ended November 30, 2001, sales and marketing expenses were $10.7 million or 28% of revenue, an overall decrease from $31.9 million or 32% of revenue for the nine months ended November 30, 2000.

    Sales and marketing expenses consist primarily of personnel-related costs, facilities, travel and entertainment, advertising, promotional materials and trade show expenses. The decrease is due to our restructuring efforts, which reduced expenditures on salaries and marketing and eliminated rent on closed offices.

    We plan to continue developing strategic relationships to sell our products and services directly to our customer base as well as through resellers. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

Product Development Expenses

    For the three months ended November 30, 2001, product development expenses were $2.2 million or 24% of revenue, compared to $6.3 million or 24% of revenue for the three months ended November 30, 2000.

    For the nine months ended November 30, 2001, product development expenses were $7.8 million or 20% of revenue, compared to $15.1 million or 15% of revenue for the nine months ended November 30, 2000.

    Product development expenses consist of costs related to our staff of software developers and outside consultants, and the associated infrastructure costs required to support software product development initiatives. The decrease is due to our current and prior year restructuring efforts, which reduced expenditures on salaries and unproven product and service lines. We anticipate continuing to invest in additional functionality across all of our software product offerings, including industry specific requirements. However, we cannot give assurance that such development efforts will result in products, features or functionality or that the market will accept the software products, features or functionality developed. The previous two sentences are forward-looking statements and actual results could differ materially from those anticipated.

General and Administrative Expenses

    For the three months ended November 30, 2001, general and administrative expenses were $1.2 million or 13% of revenue, compared to $4.8 million or 18% of revenue for the three months ended November 30, 2000.

    For the nine months ended November 30, 2001, general and administrative expenses were $5.7 million or 15% of revenue, compared to $13.2 million or 13% of revenue for the nine months ended November 30, 2000.

    General and administrative expenses consist primarily of compensation for administrative and executive personnel, facility costs, bad debt expense and fees for professional services. A significant part of our decreased general and administrative expenses in the three and nine months ended November 30, 2001, stems from our restructuring efforts in December 2000 and August 2001.

    At November 30, 2001, we had a balance of $2.4 million in unsold Third-party software licenses for which we had prepaid prior to transitioning away from our Third-party software reselling business. In light of pending sales activity regarding those licenses, we intend to reassess the level of such balances in subsequent quarters. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

December 2000 Restructuring and Loss on Abandonment of Assets

    At February 28, 2001, we had a remaining restructuring accrual of $628,000 relating to our December 1, 2000 strategic restructuring. As of November 30, 2001 we have settled all liabilities associated with the December 2000 strategic restructuring.

August 2001 Restructuring and Loss on Abandonment of Assets

    On August 8, 2001 we announced a strategic reorganization designed to accelerate our drive toward profitability and enhance our capital-raising opportunities. We recorded a charge of $8,613,000 relating to this restructuring and the loss on abandonment of assets during the quarter ended August 31, 2001.

    The loss on abandonment of assets includes the write off of approximately $3.7 million of certain intangibles relating to the BITSource, Inc. acquisition as we have abandoned the related technology. The write off consisted of the following components: $521,000 for trademarks, $510,000 for goodwill, and $2,708,000 for existing technology. We wrote off leasehold improvements and furniture and fixtures with net book values of approximately $2.7 million. These assets were taken out of service, as they were deemed unnecessary due to the reductions in work force. Included in this amount are certain furniture and fixtures that were written down to a net realizable value of approximately $55,000. These furniture and fixtures were taken out of service in the second quarter of fiscal 2002 and subsequently disposed of or sold.

    The restructuring consisted of approximately $262,000 for severance and benefits relating to the involuntary termination of 66 employees, all of which were based in North America. We reduced our workforce to 120 employees from 186 at the end of July. Of the 66 terminated employees, 25 were in Sales and Marketing, 26 were in Product Development and 15 were in General and Administrative. We also consolidated our two San Francisco Bay Area offices into one. We accrued for lease and related costs of approximately $1.9 million principally pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities in the San Francisco Bay Area that were vacated due to the reduction in work force. We also recognized an additional $27,000 relating to other restructuring expenses.

    Due to changes in management's estimates relating to the strategic reorganization on August 8, 2001, we recognized additional expense of approximately $478,000 during the three months ended November 30, 2001. At November 30, 2001, we had a restructuring accrual of approximately $1,323,000. Of the $738,000 in non-cash charges incurred during the three months ended November 30, 2001, approximately $120,000 relates the Black-Scholes fair value of an option issued to a consultant on September 5, 2001 for services performed in conjunction with exiting our excess lease space. We issued a fully-vested and immediately exercisable option to purchase 110,000 shares of our Common Stock at an exercise price of $0.01 per share. The term of the option is ten years.

    We made cash payments of approximately $596,000 during the nine months ended November 30, 2001. At November 30, 2001 we had a remaining restructuring accrual of approximately $1,323,000, of which approximately $1,317,000 was related to excess rent and sublease costs and the remainder was severance costs.

    The following table sets forth an analysis of the components of the restructuring and loss on abandonment charges recorded in the second quarter of fiscal 2002 and subsequent adjustments and payments made against the reserve (in thousands):

	Asset write- offs	Severance and benefits	Excess lease and related costs	Other costs	Total
August 8, 2001 restructuring and loss on abandonment of assets	6,407	262	1,917	27	8,613

Total	6,407	262	1,917	27	8,613
Cash paid	—	(209)	(94)	—	(303)
Non-cash charges	(6,407)	—	—	(27)	(6,434)

Reserve balance at August 31, 2001	—	53	1,823	—	1,876
Cash paid	—	(47)	(246)	—	(293)
Non-cash charges	(328)	—	(410)	—	(738)
Provision adjustment	328	—	150	—	478

Reserve balance at November 30, 2001	—	6	1,317	—	1,323

    We expect to pay the remaining accrual in cash within the next twelve months. While our accrual reflects management's best estimate of the costs to be incurred related to the activities above, actual costs incurred may differ from initial estimates recorded.

Amortization of Intangibles

    For the three months ended November 30, 2001, amortization of intangibles was $1.8 million, a decrease from $2.7 million for the three months ended November 30, 2000.

    For the nine months ended November 30, 2001, amortization of intangibles was $6.8 million, an increase from $5.9 million for the nine months ended November 30, 2000.

    Amortization of intangibles is a charge related to our acquisitions of BITSource, Inc. and Janus Technologies, Inc. Certain identified intangibles will cease to be amortized as a result of the adoption of SFAS 142 (see Recent Accounting Pronouncements in Item 2 of Part I) in our fiscal year 2003. The increase for the nine months ended November 30, 2001 was due to our acquisition of Janus Technologies, Inc. in July 2000 and the related amortization of intangibles. The decrease for the three months ended November 30, 2001 was due to the intangibles relating to BITSource, Inc. being fully amortized during the second quarter of fiscal year 2002.

Interest Expense

    For the three months ended November 30, 2001, interest expenses were $1.1 million or 12% of revenue, an increase from $305,000 or 1% of revenue for the three months ended November 30, 2000.

    For the nine months ended November 30, 2001, interest expenses were $1.6 million or 4% of revenue, an increase from $416,000 or 0.4% of revenue for the nine months ended November 30, 2000.

    Interest expense relates to obligations under capital leases and borrowings. The increase in interest expense is primarily the result of increased borrowings.

Interest Income and Other Income and Expenses

    For the three months ended November 30, 2001, interest income and other income and expenses were $1.1 million or 11% of revenue, an increase from $167,000 or 1% of revenue for the three months ended November 30, 2000.

    For the nine months ended November 30, 2001, interest income and other income and expenses were ($3.6) million or 9% of revenue, a decrease from $568,000 or 1% of revenue for the nine months ended November 30, 2000.

    Interest income and other income and expenses relates to interest earned on our investment balances, certain state franchise taxes and warrants disclosed as liabilities adjusted to fair value. The decrease in interest income and other income and expenses for the nine months ended November 30, 2001 is primarily the result of a reduction in our invested cash and charges we took to adjust the warrants we issued in connection with our August 31 and September 20, 2001 financing, which are classified as liabilities, to fair value. The charge recorded to adjust the warrants to fair value during the nine months ended November 30, 2001 was $3.6 million. The increase in interest income and other income and expenses for three months ended November 30, 2001 was due to the credit to adjust the warrants we issued in connection with our August 31 and September 20, 2001 financing, which are classified as liabilities, to fair value. The credit to adjust the warrants to fair value during the three months ended November 30, 2001 was $1.1 million.

Income Taxes

    From inception through November 30, 2001, we incurred net losses for federal and state tax purposes. As of February 28, 2001, we had approximately $80.0 million of federal and $56.0 million of state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts between 2005 and 2012. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, we have recorded a 100% valuation allowance against our deferred tax asset and therefore have recorded no tax benefit. Furthermore, as a result of changes in our equity ownership from our convertible preferred stock financing and our initial public offering, utilization of the net operating losses and tax credits is subject to substantial annual limitations. This is due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Liquidity and Capital Resources

    Since inception, we have financed our operations primarily through private sales of preferred stock, debt financing and the initial public offering of our Common Stock. As we have not yet achieved positive cash flow from our operations, we will continue to use our capital raised to date to support our operations until we become cash flow positive. There can be no guarantee that we will succeed in becoming cash flow positive, either with or without additional capital financing.

    Our non-restricted cash and cash equivalents at November 30, 2001 were $4.0 million, decreasing by $3.0 million from $7.0 million at February 28, 2001. This decrease was due to our use of $8.6 million in operating activities, which was offset by the generation of $538,000 through investing activities and $5.0 million through financing activities. The net cash used in operating activities of $8.6 million for the nine months ended November 30, 2001 was primarily due to our net loss and a reduction in accounts payable. This decrease was partially offset by our collection of receivables. Financing activities provided $5.0 million for the nine months ended November 30, 2001, consisting primarily of proceeds from our issuance of preferred stock and promissory notes, offset by payments made to close out our bank line of credit and pay down our lease obligations. Net cash provided by investing activities of $538,000 for the nine months ended November 30, 2001 related primarily to our reduction in restricted cash.

    As of November 30, 2001, we had approximately $5.3 million of cash and cash equivalents of which $1.3 million was restricted. The restricted cash was securing an irrevocable letter of credit, for the benefit of a third party, that was fully drawn down in December 2001.

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

    On April 2, 2001, we entered into an agreement to sell a new class of Series B Preferred Stock and warrants to institutional and individual investors for aggregate gross proceeds of $3.6 million, and net proceeds of $3.2 million after fees and expenses. This transaction is described in Note 5— Redeemable Convertible Preferred Stock to our Consolidated Financial Statements in Item 1 of Part I. On August 31, 2001 and September 20, 2001 we issued promissory notes and warrants in a private placement to a group of institutional and individual investors for aggregate gross proceeds of $7 million. This transaction is described in Note 9—Promissory Notes to our Consolidated Financial Statements in Item 1 of Part I. We also repaid our line of credit of $3.3 million in August 2001.

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

    In November 2001, the FASB Emerging Task Force ("EITF") reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001, which is our fourth quarter ending February 28, 2002. We do not expect the adoption of EITF 01-09 to have a significant impact on our financial statements.

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

    Our annual report on Form 10-K, for the year ended February 28, 2001 contains a disclosure expressing substantial doubt regarding our ability to continue as a going concern as a result of our recurring losses and negative cash flows from operations. We have limited cash and credit available, and may be unable to raise additional financing or establish additional lines of credit. As of November 30, 2001, we had approximately $5.3 million in cash and cash equivalents of which $1.3 million was restricted. We may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing. Such financing may not be available on reasonable terms, and if available such additional financing may dilute current shareholders.

OUR RECENTLY ISSUED PROMISSORY NOTES ARE SECURED BY SUBSTANTIALLY ALL OF OUR ASSETS AND ARE SENIOR TO ALL OF OUR EQUITY.

    On August 31, 2001, and September 20, 2001, we issued an aggregate of $7 million principal amount of one-year senior secured promissory notes, bearing interest of 8% annually, to accredited investors in a private placement. The notes are secured by substantially all of our assets and are senior to our Common Stock and preferred stock. If we do not repay these notes by August 31, 2002, or we otherwise default on these notes, the note holders will have the right to seize and liquidate our assets to the extent necessary to recover the outstanding principal under the notes as well as any accrued and unpaid interest. It is unlikely that we will be able to generate sufficient cash through operations to repay the notes at maturity. Therefore, to repay the notes we will likely be required to complete one or more additional financing transactions and/or business combinations. We cannot assure you that we will succeed in generating sufficient liquidity to repay the notes at maturity.

IF NASDAQ DETERMINES THAT WE HAVE FAILED TO MEET ITS NATIONAL MARKET LISTING REQUIREMENTS, OUR COMMON STOCK MAY BE DELISTED.

    Our Common Stock is currently listed on the Nasdaq National Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq National Market. If we continue to experience losses from our operations or are unable to raise additional equity financing, or are unable to convert our recently issued promissory notes into equity and reclassify our recently issued warrants as equity, we may be delisted for failure to maintain the standards for continued quotation on the Nasdaq National Market, including the minimum bid price requirement of $1.00 and the requirement that our net tangible assets be at least $4 million or that our shareholders' equity be at least $10 million. The bid price of our Common Stock was below $1.00 almost continuously between September 19 and December 5, 2001. Moreover, our recent issuance of promissory notes and warrants, the classification of the warrants as liabilities, and recent restructuring-related accounting write-downs have caused our net tangible assets and shareholders' equity to drop substantially. If as a result of the application of these listing requirements, our Common Stock were delisted from the Nasdaq National

Market, our stock would become harder to buy and sell. Further, our stock could then potentially be subject to what are known as the "penny stock" rules, which place additional requirements on broker- dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq National Market, the ability or willingness of broker-dealers to sell or make a market in our Common Stock might decline. As a result, your ability to resell your shares of our Common Stock could be adversely affected.

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND WE MAY NOT EVER BECOME PROFITABLE.

    We have not achieved profitability, may incur net losses through our fiscal year ending February 28, 2003 and may not ever become profitable in the future. We incurred net losses attributable to Common stockholders of $32.9 million for the nine months ended November 30, 2001, $68.4 million for the year ended February 28, 2001, $28.0 million for the year ended February 29, 2000, and $15.0 million for the year ended February 28, 1999. As of November 30, 2001, we had an accumulated deficit of approximately $138 million. We will need to generate significant additional online services and technology revenues and/or reduce operating costs to achieve and maintain positive cash flow and profitability. We have a limited operating history that makes it difficult to forecast our future operating results. Our revenues have declined in recent quarters, and we cannot be certain that we will achieve sufficient revenues or gross profits in future quarters for positive cash flow or profitability. If we do achieve positive cash flow or profitability in any period, we cannot be certain of continued or increased positive cash flow or profitability on a quarterly or annual basis.

WE HAVE RECENTLY EXPERIENCED WEAKENING DEMAND FOR OUR PROPRIETARY SOFTWARE AND OUR SUBSCRIBENET SERVICE.

    Since the beginning of the 2001 calendar year, we have experienced weakening demand for our proprietary asset management software and our SubscribeNet service. Several other computer software and hardware manufacturers reported sharp reductions in demand for their products and services or in their sales growth in the 2001 calendar year. We have had, and may continue to experience, similar sharp reductions in demand for our products and services, which have had (and would continue to have) an immediate and adverse effect on us.

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

    Under our Sales Alliance Agreement with Corporate Software dated June 28, 2001, we are transitioning to Corporate Software our reseller relationship with iPlanet. This agreement expires in June 2003, but may terminate earlier under certain circumstances, including any termination of the reseller contract between Corporate Software and iPlanet. A significant portion of our SubscribeNet revenues in the three months ended November 30, 2001 were generated through this Corporate

Software contract, and a significant portion of our revenues in future periods could be generated through this contract. Any termination of this contract before June 2003 could have a material adverse effect on our business and financial performance.

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

SOFTWARE MANUFACTURERS MAY NOT WISH TO USE OUR SUBSCRIBENET SERVICE AS A WAY OF OUTSOURCING ELECTRONIC DELIVERY OF THEIR SOFTWARE.

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

    Our future success depends upon the continued service of our executive officers and other key technology, sales, marketing and support personnel and most of our officers or key employees are not bound by an employment agreement for any specific term. If we lost the services of one or more of our key employees, or if one or more of our executive officers or employees decided to join a competitor or otherwise compete directly or indirectly with us, this could have a significant adverse effect on our business. In particular, the services of Peter Jackson, Chief Executive Officer, Frost Prioleau, President, and Lawrence Shoup, Senior Vice President of Asset Management, would be difficult to replace.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issue or issuer. At November 30, 2001, $5.3 million of our cash, cash equivalents and investment portfolio (of which $1.3 million is restricted in use) carried maturity dates of less than 90 days. We have the ability to hold the portfolio to maturity, if deemed necessary. The effect of changes in interest rates of +/-10% over a six-month horizon would not have a material effect on the fair market value of the portfolio.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    In October 2001, Intraware was served with a summons and complaint in a purported class action lawsuit, Azvalinsky v. Intraware, Inc., et al., Case No. 01-CV-9349, filed in the United States District Court for the Southern District of New York. The complaint names certain underwriters involved in Intraware's initial public offering, Intraware, and certain of Intraware's officers and directors. The complaint alleges, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters and improper practices by the underwriters, and seeks unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings ("IPOs") of their common stock since the mid-1990s.

    All of the above-referenced lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin of the United States District Court for the Southern District of New York. Judge Scheindlin has ordered that the time for all defendants to respond to any complaint be postponed until further order of the Court. Thus, we have not been required to answer the complaint, and no discovery has been served on us. We believe this lawsuit is without merit and intend to defend against it vigorously.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

    On August 31, 2001, we issued promissory notes in a private placement to a group of institutional and individual investors for gross proceeds of $6.15 million, and net receipts of approximately $5.6 million after fees and expenses. On that date, we also entered into binding agreements to issue to the investors warrants to purchase 6.15 million shares of our Common Stock at an exercise price of $0.01 per share. In addition, on that date we entered into a binding agreement to issue to the placement agent in the transaction warrants to purchase an aggregate of 615,000 shares of our Common Stock under the same terms as the warrants issued to the investors.

    In a follow-on transaction, on September 20, 2001 we issued promissory notes in a private placement to a group of institutional and individual investors for gross proceeds of $850,000, and net receipts of approximately $800,000 after fees and expenses. On that date, we also entered into binding agreements to issue to the investors warrants to purchase 850,000 shares of our Common Stock at an exercise price of $0.01 per share. In addition, on that date we entered into a binding agreement to issue to the placement agent in the transaction warrants to purchase an aggregate of 85,000 shares of our Common Stock under the same terms as the warrants issued to the investors.

    We issued all of these warrants on September 24, 2001, in accordance with Nasdaq's application of NASD Marketplace Rules as described below. However, to comply with NASD Marketplace Rule 4350(i)(1)(D), warrants exceeding an aggregate of 5,600,000 shares of our Common Stock (approximately 19.7% of our outstanding Common Stock) were not exercisable until we obtained shareholder approval.

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

    In connection with this debt financing, our Board of Directors created a new seat on the Board and appointed to that seat an individual designated by the company which acted as placement agent in the financings. Another individual, who is an officer of the company which acted as placement agent in the financings, is also a member of our Board of Directors. One of these Board members is also indirectly affiliated with one of the purchasers of notes and warrants in the financings. Because of these relationships, as well as the quantity of warrants issued and the price of the warrants, Nasdaq's application of NASD Marketplace Rules would have required us to obtain stockholder approval before issuing the warrants. However, Nasdaq granted an exception from the stockholder approval rule. In keeping with Nasdaq's determination, we gave our stockholders 10 days prior written notice of this exception before issuing the warrants.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    On November 27, 2001, we held a Special Meeting of Stockholders. At the meeting, the stockholders approved: (i) the issuance, in connection with our sale of promissory notes in August and September 2001, of warrants exercisable for approximately 7.7 million shares of our Common Stock, which exceeded 20% of our total Common shares outstanding as of the issuance date (with 22,267,504 affirmative votes, 143,507 negative votes, and 16,688 abstentions); (ii) the potential conversion of the promissory notes that we sold in August and September 2001 into the same type of equity securities that we issue in our next private placement of equity securities (with 22,270,434 affirmative votes, 142,077 negative votes, and 15,188 abstentions); and (iii) the potential new private placement of Intraware preferred stock to be issued for between $6,000,000 and $12,000,000, including the potential conversion of that preferred stock into between 15,000,000 and 30,000,000 shares of our Common Stock, which would exceed 20% of the Company's total Common shares outstanding (with 22,266,724 affirmative votes, 144,812 negative votes, and 16,163 abstentions). We were required to obtain shareholder approval of these measures as a condition of our August and September 2001 debt financing (see Note 9—Promissory Notes to our Consolidated Financial Statements in Item 1 of Part 1) and under the NASD Marketplace Rules.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits
Exhibit Number	Description
3(i).4*	Restated Certificate of Incorporation.
3(i).5*	Certificate of Elimination of Series B Certificate of Designations, Preferences and Rights.
3(i).6*	Series B-1 Certificate of Designations, Preferences and Rights.
4.6*	Form of Promissory Note.
4.7*	Form of Warrant.
4.8*	Security Agreement, dated August 31, 2001 by and among Intraware, Inc., Commonwealth Associates, L.P. and the investors named therein.
4.9*	Exchange Agreement, dated August 31, 2001 by and among Intraware, Inc. and the investors named therein.
4.10*	Registration Rights Agreement, dated August 31, 2001 by and among Intraware, Inc. and the investors named therein.
10.35*	Form of Subscription Agreement, dated August 31, 2001 by and among Intraware, Inc. and the investors.
10.36*	Placement Agency Agreement, dated August 31, 2001 by and between Intraware, Inc. and Commonwealth Associates, L.P.

  *
  Incorporated by reference to Intraware's Current Report on Form 8-K dated August 31, 2001.

  b)
  Reports on Form 8-K

    On September 21, 2001, we filed a Report on Form 8-K under Item 5 reporting (i) our issuance on August 31 and September 20, 2001 of one-year senior secured promissory notes, bearing interest of 8% annually, to institutional and individual investors for an aggregate sale price of $7 million with net proceeds after fees and expenses of approximately $6.4 million, (ii) our agreement to issue to the note holders warrants to purchase an aggregate of 7 million shares of our Common Stock at an exercise price of $0.01 per share, and (iii) our agreement to issue to the company that acted as placement agent in the transaction a warrant to purchase an aggregate of 700,000 share of our Common Stock at an exercise price of $0.01 per share.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRAWARE, INC.

Dated: January 14, 2002	By:	/s/ WENDY NIETO Wendy Nieto Vice President of Finance (Chief accounting officer)

QuickLinks

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION
INTRAWARE, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
INTRAWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except for per share amounts) (unaudited)
INTRAWARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
INTRAWARE, INC. NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL INFORMATION
RISK FACTORS
PART II OTHER INFORMATION
SIGNATURE