Form 10-K
period 2002-02-28
INTRAWARE INC
filed 2002-05-29
CIK 1025134

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-25249

INTRAWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0389976 (I.R.S. Employer Identification Number)
25 Orinda Way, Orinda, CA 94563 (Address of principal executive offices)	94563 (Zip Code)

Registrant's telephone number, including area code:    (925) 253-4500

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:
Title of Class        Common Stock, $0.0001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of voting stock held by non-affiliates of the registrant as of May 10, 2002, was $33,333,472 based upon the last sales price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

        At May 10, 2002 registrant had outstanding 41,623,928 shares of Common Stock.

'

EXPLANATORY NOTE

        This annual report on Form 10-K contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify forward-looking statements. Actual results and the timing of events could differ materially from those projected in the forward-looking statements as a result of known and unknown factors, including the risk factors beginning on page 21 of this annual report and other factors discussed elsewhere in this annual report. We have identified many of these forward-looking statements for your convenient reference.

        "Intraware," "SubscribeNet," and "Control Your Technology" are registered trademarks or service marks of Intraware. This annual report also refers to other trademarks of Intraware and trademarks of other companies.

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

PART I

ITEM 1.    BUSINESS

Introduction

        We are a leading provider of electronic software delivery and management (ESDM) services to enterprise software companies. Using our ESDM solutions, software companies can reduce their costs, improve their customer satisfaction, strengthen their compliance with U.S. export laws, and better understand how their customers are using their software.

Services

Electronic Software Delivery and Management Service: SubscribeNet

        We market our ESDM services under the brand name "SubscribeNet." First offered in 1996, the SubscribeNet service enables software companies to deliver enterprise-class applications to their customers through the Internet, and provides a suite of related online tools to help both software companies and their customers manage and track the downloading, deployment, licensing and updating of those applications. The system sends an email notification to end-users whenever an update, bug fix, or patch becomes available for a supported software application. End-users around the world can download those updates, as well as past releases for their software, at any time from their secure, personalized online software archives. These archives also give end-users access to download logs, software assets, and administrative tools, and enable them to communicate with other personnel in their companies about important download information.

        Using the SubscribeNet service, software companies can offer these features and benefits to their customers under the software companies' brand names. The service is hosted on Intraware's servers, but is integrated into the software company's web site so that it appears to end-users to be offered by the software company. Software companies purchase the SubscribeNet service to help them increase customer satisfaction and retention, generate higher maintenance renewal rates, monitor customer usage and demand for their software and to save costs by replacing physical distribution of CD-ROMs with Web-based electronic delivery.

        Underlying the SubscribeNet service is a sophisticated ESDM engine that includes multi-platform encryption, compression, and multi-server deployment capabilities optimized to meet corporate IT requirements. This engine provides software companies and their customers an efficient alternative to costly physical distribution, enabling rapid deployment to multiple sites and eliminating much of the complexity inherent in the enterprise software life cycle.

        We typically sell the SubscribeNet service to software companies on a subscription basis, charging a one-time implementation fee and a periodic service fee. As of May 10, 2002, 21 enterprise software companies subscribed to our ESDM service.

Reselling of iPlanet Software: Transitional Arrangement

        In fiscal year 2002, we began a transition away from our software procurement service business, in which we resold third-party software to business customers. In June 2001, we signed a two-year renewable agreement with CorpSoft, Inc. ("Corporate Software") under which we assigned to Corporate Software our agreement with Sun Microsystems, Inc. for our resale of Sun's iPlanet software. Shortly after signing this agreement with Corporate Software, we ceased all other resales of third-party software. Under our agreement with Corporate Software, we continue to act as a contracted sales force assisting Corporate Software in its resales of iPlanet software, in exchange for a portion of the gross margin from those resales and reimbursement of certain costs. We also provide our SubscribeNet service to Corporate Software to enable them to deliver iPlanet software to their customers electronically. We describe this relationship between Intraware and Corporate Software in greater detail in the section below entitled "Sales: Reselling of iPlanet Software: Transitional Arrangement."

Sale of Asset Management Software Business

        On May 23, 2002, we sold our asset management software business to Computer Associates International, Inc. That business was comprised primarily of our Argis, ContractDirector and Content Control software product lines. We are no longer in the business of developing or selling asset management software.

Sales

Electronic Software Delivery and Management Service: SubscribeNet

        We sell our SubscribeNet service to enterprise software companies through a direct sales force dedicated to our SubscribeNet business, and through sales referral arrangements.

  •
  Direct Sales.  We have established direct sales offices for our SubscribeNet service in two cities in the United States: Boston, Massachusetts and Orinda, California. Each Intraware SubscribeNet sales representative has a territory that he or she covers through telecommunications and in-person sales calls. The sales cycle for this service is lengthy, as our sales efforts must target the software vendors' marketing, sales, customer satisfaction, operations and general management professionals at the executive level.

  •
  Referral Agreement with Globetrotter Software, Inc.  In January 2002 we entered into an alliance agreement with Globetrotter Software, Inc., a leading publisher of digital rights management software and a division of Macrovision Corporation. Globetrotter markets software technology called FLEXlm, which software publishers incorporate into their software packages to help ensure that their customers comply with license terms when accessing and using the software packages. Globetrotter also markets a software product called GTlicensing, through which customers of FLEXlm-enabled software can purchase new licenses for that software over the Internet. Under our agreement with Globetrotter, we have integrated Globetrotter's GTlicensing software with Intraware's SubscribeNet service. This expanded SubscribeNet service now gives software publishers a centralized hub, privately branded and hosted by Intraware, for managing the online delivery and licensing of their software to their end-users. Globetrotter and Intraware market the integrated offering collaboratively, but sell our respective products and services to customers separately. The parties pay referral fees to one another for completed sales. The current term of the agreement expires in January 2003, but may be extended for up to three subsequent one-year periods if we meet certain sales goals.

  •
  Strategic Customer Agreement with Sun Microsystems, Inc.  In October 1998 we entered into a services agreement with Netscape Communications Corporation for our provision of the SubscribeNet service and other services to Netscape for its entire product line and worldwide customer base. In March 1999, America Online, Inc. acquired Netscape. America Online later formed an alliance with Sun Microsystems, Inc. to manage Netscape's business software division. In July 1999, we entered into a new services agreement with Sun, replacing the old services agreement with Netscape. Under the services agreement with Sun, we provided the SubscribeNet service and other maintenance services to Sun for the Netscape line of business software, which Sun sold under the brand "iPlanet." In December 2000, we amended the SubscribeNet services agreement to add a related service whereby we electronically delivered iPlanet software to fulfill initial software licenses purchased by customers directly from iPlanet (the "Fulfillment service"), and also extended the agreement term through June 2003. In April 2002, we entered into a new services agreement with Sun, which replaced the old services agreement. Under this new agreement, we provide the SubscribeNet and Fulfillment services to Sun for the iPlanet product line and, at Sun's option, for additional Sun software products, until June 30, 2003; however, Sun may terminate the agreement at any time for convenience by providing us with 90 days prior written notice. Sun serves as a key customer reference for the Intraware SubscribeNet service.

Reselling of iPlanet Software: Transitional Arrangement

        We use an inside sales force to assist Corporate Software in its resales of iPlanet software. Each inside sales representative has a territory that he or she covers using telephone, facsimile and email communications. The length of sales cycles for sales of iPlanet software tends to correspond to the dollar values of those sales.

        This relationship with Corporate Software is part of our transition out of the business of reselling iPlanet software. This business began in October 1998, when we entered into an agreement with Netscape Communications Corporation for our resale and electronic distribution of Netscape software to end-users in North America. The agreement also allowed us to use Netscape products internally. Following America Online, Inc.'s acquisition of Netscape and formation of an alliance with Sun to manage Netscape's business software division in early 1999, we signed an agreement with Sun for our resale and electronic distribution of Netscape business software (marketed by Sun under the brand "iPlanet") and maintenance services to end-users in North America. In July 2001, this agreement was replaced by a new agreement between Intraware and Sun for our resale and electronic distribution of iPlanet software and maintenance services in North America. Concurrently with entering into this July 2001 software resale agreement with Sun, we assigned the agreement to Corporate Software, as detailed below.

        In June 2001, we signed an agreement with Corporate Software under which we transferred to Corporate Software our iPlanet software resale business, including our agreement with Sun for resale of iPlanet software and maintenance services. CorpSoft has assumed primary responsibility for resale of iPlanet software and related maintenance under that agreement with Sun. However, we continue to assist Corporate Software in its sales and marketing of iPlanet software and maintenance, and also provide our SubscribeNet service to Corporate Software to enable it to deliver iPlanet software to its customers electronically. As part of this arrangement, CorpSoft pays us a percentage of the gross profit derived from its sales of iPlanet software licenses and maintenance services, and reimburses us for our cost in maintaining a team dedicated to sales of iPlanet software licenses and maintenance. The term of this agreement will expire in June 2003 and is renewable for subsequent one-year terms. We continue to maintain a separate relationship with Sun under which we provide our SubscribeNet and Fulfillment services to Sun. This June 2001 agreement with Corporate Software was part of our planned transition out of the business of reselling third-party software. At the time we announced this agreement, we also ceased reselling all other third-party software except in a limited manner in connection with our proprietary products and services.

Marketing

        Our central marketing goal is to attract and retain customers for our services. We target our marketing efforts to operations personnel at software companies and to IT professionals in mid-to-large corporations and government agencies. We use an integrated approach of targeted advertising and promotions, and general brand-awareness campaigns, to stimulate demand for our services and generate sales leads for our direct sales force.

        We employ a variety of marketing tools to achieve these goals. We have an active public relations program that helps maintain press coverage of the company and secure invitations to present at IT industry events. Our print, online and wireless advertising campaigns are designed to target operations managers and IT professionals and educate them on our innovative solutions to the complex problems they face. Our arrangements with business software vendors to electronically deliver their software updates to their customers often give us co-branding rights that help us penetrate highly qualified market segments. We also use trade shows, online seminars, direct mail, online promotions, and regional marketing to further our marketing goals of expanding our customer base and heightening awareness of the "Intraware" brand.

Competition

        The electronic software delivery and management market is young, rapidly evolving and intensely competitive, and Intraware expects competition to intensify in the future. We believe we compete effectively as a result of our early deployment of a centralized, high-capacity, Internet-enabled ESDM solution. We primarily compete with other providers of ESDM services. Additionally, we face competition in this arena from our potential independent software vendor customers who choose to develop their own in-house ESDM systems. Principal competitive factors include:

  •
  the performance, features and functionality of the ESDM technology;

  •
  the comprehensiveness of the services offered;

  •
  the cost of an ESDM service versus the cost of a competing ESDM service or the cost of building, deploying and maintaining and ESDM service; and

  •
  the willingness of software publishers to adopt an outsourcing strategy for electronic delivery of their software.

        We face a number of competitive challenges. Our greatest challenge is overcoming resistance from software companies that determine for strategic reasons that they do not wish to outsource electronic software delivery. In addition, many of our competitors have longer and more profitable operating histories, significantly greater financial and other resources, wider name recognition, and a larger installed base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than we could to new or emerging technologies and changes in customer requirements. In addition, many of our competitors have existing relationships with divisions of

Intraware's current or potential customers, and may be able to leverage their existing relationships to discourage these customers from purchasing additional Intraware products or persuade them to replace Intraware products with their products.

Intellectual Property, Proprietary Rights and Licenses

        Our ability to compete and continue to provide technological innovation is substantially dependent upon internally developed technology. Our principal internally developed application is our SubscribeNet service. We currently hold three patents covering software and methods for transacting commerce over the Web. While we rely on patent, copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology. We are aware that certain other companies are using or may have plans to use in the future the name "Intraware" as a company name or as a trademark or service mark. While we do not believe we have infringed any rights and we have received no notice of any claims of infringement from any of those companies, and we own registrations for the "Intraware" trademark in the United States and in other countries, we can make no assurance that certain of these companies may not claim superior rights to "Intraware" or other marks used in our business.

        We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our products is difficult, and there can be no assurance that the steps we take will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the United States of America.

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

        In addition, we distribute certain high encryption software globally. Federal regulations restrict exportation of these types of encryption software to certain countries, types of recipients, and specific end-users. We have established internal procedures to help ensure that the high encryption software is not sold in violation of Federal export laws and regulations. However, if these procedures are not followed by our personnel, or are otherwise circumvented, resulting in our sale of high encryption software to a prohibited foreign customer, then we could be at risk for sanctions under these federal export regulations.

Employees

        As of May 10, 2002, we had approximately 118 employees, including part-time employees. However, as a result of our recent sale of our asset management software business, we expect the number of our employees, including part-time employees, to drop to about 70 as of June 1, 2002. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2.    PROPERTIES

        We rent approximately 16,000 square feet of office space located in Orinda, California under a lease expiring in April 2003, with a renewal option for an additional year. We also occupy approximately 18,000 square feet of office space in Pittsburgh, Pennsylvania, under a lease expiring in July 2004. In connection with our recent sale of our asset management software business, we intend to seek a termination, assignment or subletting of this lease. We have assigned to a third party our rights and obligations as tenant under a lease expiring in August 2005 for 8,000 square feet in Fremont, California, but the landlord under that lease continues to have recourse against us for any breach of that lease by the new tenant. We have additional field sales offices in Boston, Massachusetts; Cleveland, Ohio; and New York, New York.

ITEM 3.    LEGAL PROCEEDINGS

        In October 2001, we were served with a summons and complaint in a purported class action lawsuit, Azvalinsky v. Intraware, Inc., et al., Case No. 01-CV-9349, filed in the United States District Court for the Southern District of New York. The complaint names certain underwriters involved in Intraware's initial public offering, Intraware, and certain of Intraware's officers and directors. The complaint alleges, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters and improper practices by the underwriters, and seeks unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings ("IPOs") of their common stock since the mid-1990s.

        All of the above-referenced lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin of the United States District Court for the Southern District of New York. Judge Scheindlin has ordered that the time for all defendants to respond to any complaint be postponed until further order of the Court. Thus, we have not been required to answer the complaint, and no discovery has been served on us. We believe we have meritorious defenses to these claims and intend to defend against them vigorously.

        From time to time, we are party to various other legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Intraware's management has reviewed those other pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on Intraware's financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        To date, we have not declared or paid dividends on our Common Stock. Our Board of Directors presently intends to retain all earnings for use in our business and therefore does not anticipate declaring or paying any cash dividends in the foreseeable future.

        Our Common Stock was traded on the Nasdaq National Market under the symbol "ITRA" from February 26, 1999 until May 29, 2002. As of May 30, 2002, our Common Stock will trade on the Nasdaq SmallCap market under the symbol "ITRA". The following table reflects the range of reported high and low sale prices for the Common Stock for the periods indicated.

	High	Low
For the quarter ended
February 28, 2002	$2.30	$0.81
November 30, 2001	1.20	0.60
August 31, 2001	1.86	1.00
May 31, 2001	2.50	0.88
For the quarter ended
February 28, 2001	4.25	1.00
November 30, 2000	13.38	2.63
August 31, 2000	12.44	5.25
May 31, 2000	77.88	10.13

        On May 10, 2002, the last reported sale price for the Common Stock on the Nasdaq National Market was $1.22 per share. As of May 10, 2002, Intraware estimates that there were approximately 480 holders of record of Intraware Common Stock and a substantially greater number of beneficial owners.

ITEM 6.    SELECTED HISTORICAL FINANCIAL INFORMATION

        The following tables present selected historical financial information for Intraware. This information has been derived from our respective consolidated financial statements and notes, some of which are included elsewhere in this annual report. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and are qualified by reference to the consolidated financial statements and notes thereto and appearing elsewhere in this annual report. The consolidated statement of operations data set forth below for the years ended February 28, 2002, February 28, 2001, and February 29, 2000, and the consolidated balance sheet data at February 28, 2002 and February 28, 2001, are derived from, and are qualified by reference to, the audited consolidated financial statements of Intraware included elsewhere in this annual report. The consolidated statement of operations data for the year ended February 29, 1999 and February 28, 1998 and the balance sheet data at February 29, 2000, February 28, 1999, and 1998 are derived from audited consolidated financial statements of Intraware which are not included or incorporated by reference in this annual report. The historical results are not necessarily indicative of results to be expected for any future period.

	For the year ended
	February 28, 2002	February 28, 2001	February 29, 2000	February 28, 1999	February 28, 1998
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Software product sales	$36,801	$98,809	$84,495	$34,741	$10,383
Online services and technology	15,491	23,027	12,419	3,827	61

Total revenues	52,292	121,836	96,914	38,568	10,444

Cost of revenues:
Software product sales	29,304	80,417	72,380	29,665	8,348
Online services and technology	3,752	4,773	2,002	789	11

Total cost of revenues	33,056	85,190	74,382	30,454	8,359

Gross profit	19,236	36,646	22,532	8,114	2,085

Operating expenses
Sales and marketing	12,712	37,564	32,042	15,823	4,256
Product development	10,119	19,632	9,788	3,778	2,130
General and administrative	6,898	20,451	8,883	3,585	1,752
Restructuring	2,356	2,841	—	—	—
Loss on abandonement of assets	6,735	6,019	—	—	—
Merger & acquisition related costs including amortization of intangibles	8,522	8,545	2,457	—	—

Total operating expenses	47,342	95,052	53,170	23,186	8,138

Loss from operations	(28,106)	(58,406)	(30,638)	(15,072)	(6,053)
Interest expense	(2,728)	(660)	(118)	(198)	(103)
Interest and other income and (expenses)	(3,844)	675	2,805	246	123

Net loss	(34,678)	(58,391)	(27,951)	(15,024)	(6,033)
Redeemable convertible preferred stock accrued dividends, accretion to liquidation and beneficial conversion feature	(2,696)	(10,026)	—	—	—

Net loss attributable to common stockholders	$(37,374)	$(68,417)	$(27,951)	$(15,024)	$(6,033)

Basic and diluted net loss per share attributable to common stockholders	$(1.18)	$(2.57)	$(1.14)	$(3.00)	$(2.64)

Weighted average shares—basic and diluted(1)	31,690	26,647	24,532	5,002	2,285

	February 28, 2002	February 28, 2001	February 29, 2000	February 28, 1999	February 28, 1998
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and investments	$2,979	$7,046	$46,885	$2,832	$1,568
Working capital (deficit)	(9,320)	(7,488)	13,564	(646)	485
Total assets	26,519	80,227	131,112	36,663	16,578
Other long term obligations	2,235	3,339	399	168	105
Redeemable convertible preferred stock	3,347	4,666	—	—	—
Total stockholders' equity	$110	$18,428	$50,603	$1,668	$1,663

Note:	All historical information has been restated to reflect our acquisition of Internet Image, Inc. on December 7, 1999, which was accounted for as a pooling-of-interests. See Note 11 of the Notes to the Consolidated Financial Statements for further information concerning acquisitions.

With respect to the calculation of net loss per share and weighted average shares, Note 1 of the Notes to Consolidated Financial Statements provides an explanation of the determination of the weighted average shares used to compute net loss per share.
(1)	We have not paid cash dividends on our Common Stock.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements regarding our future cash and liquidity position, the extent and timing of future revenues and expenses and customer demand, the deployment of our products, and our reliance on third parties. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those discussed in "Risk Factors" below and elsewhere in this annual report on Form 10-K.

INTRAWARE OVERVIEW

        Intraware, Inc. was incorporated in Delaware on August 14, 1996. We are a leading provider of electronic software delivery and management (ESDM) services to enterprise software companies. Using our ESDM solutions, software companies can reduce their costs, improve their customer satisfaction, strengthen their compliance with U.S. export laws, and better understand how their customers are using their software.

        We have a limited operating history upon which investors may evaluate our business and prospects. Since inception, we have incurred significant losses, and, as of February 28, 2002, had an accumulated deficit of approximately $142 million. As of February 28, 2002, we had negative working capital of approximately $9.3 million. We expect to incur additional net losses at least through our fiscal quarter ending November 30, 2002. There can be no assurance that our gross profit will increase or continue at its current level. There also can be no assurance that we will generate cash from operations in future periods, or achieve or maintain profitability or finance our operations without raising additional capital. Our future must be considered in light of our liquidity issues and the risks frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as e-commerce. To address these risks, we must, among other things, continue to develop new services, implement and successfully execute our business and marketing strategy, continue to develop and upgrade our technology, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. We may also be required to raise additional capital. There can be no assurance that we will be successful in addressing such risks and the failure to do so would have a material adverse effect on our business, financial condition and results of operations. Our current and future expense levels are based largely on our planned operations and estimates of future sales. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast, particularly in the current business environment. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales would have an immediate adverse effect on our business, financial condition, results of operations and cash flows. In view of the rapidly evolving nature of our business and our limited operating history, we are unable to accurately forecast our sales and believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We consider accounting policies related to revenue recognition, prepaid licenses, allowance for doubtful accounts, impairment of long-lived assets and goodwill, and income taxes to be critical accounting policies due to the estimation process involved in each.

Revenue recognition

        We derive software product revenues from resold licenses and maintenance for multiple business software product lines. Although we no longer resell third party software licenses and maintenance as of July 1, 2001, we will continue to recognize revenue from third party software licenses and support over the life of the arrangements made prior to July 1, 2001.

        Online services and technology revenue results primarily from three types of arrangements. First, it results from sales of our SubscribeNet electronic software delivery and management service to software vendors. Second, it results from the sale of our proprietary software licenses and related maintenance to companies that use those products internally or that use those products to provide web-based services to their customers. These sales are either made through our direct sales force or through authorized resellers. Third, it results from professional services that we provide to integrate our proprietary software, to convert data for customers, and to customize our SubscribeNet Service for individual customer needs. As a result of the sale of our asset management software business in May 2002 (discussed below in Liquidity and Capital Resources), we will no longer derive significant revenue from the second type of arrangement above after our fiscal quarter ending May 31, 2002.

        We recognize revenue when all of the following conditions are met:

  •
  There is persuasive evidence of an arrangement;

  •
  We have delivered the service to the customer or we have made the software available for customer download through our web site, or shipped the software to the customer;

  •
  We believe that collection of these fees is probable; and

  •
  The amount of fees to be paid by the customer is fixed and determinable.

        We obtain vendor specific objective evidence of fair value for the maintenance element of the resold and proprietary software arrangements based on historical and contractual renewal rates for maintenance. In such cases, we defer the maintenance revenue at the outset of the arrangement and recognize it ratably over the period during which the maintenance is to be provided (generally 12 months), which normally commences on the date the software is delivered. Changes in the previously mentioned factors could have a material impact on actual revenue recognized. At the time of a license or service sale we assess whether or not any services included within the arrangement require us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are considered to be an essential part of an arrangement, we recognize the entire software license or service fee using the percentage of completion method. We estimate the percentage of completion based on our estimate of the total time estimated to complete the project as a percentage of the time incurred to date. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period in which estimated losses are determined.

        Revenue for transactions through authorized resellers has been recognized when the licenses and maintenance have been resold, utilized by the reseller or our related obligations have been satisfied.    We have provided for sales allowances for authorized resellers and direct sales on an estimated basis. This estimation has been based on prior history as well as contractual requirements.

        We defer services revenue related to our SubscribeNet service and generally recognize it ratably over the term of the service arrangement.

        We recognize revenue related to professional services as the services are completed and contractual obligations are met.

Prepaid licenses

        We write down our prepaid licenses for estimated obsolescence equal to the difference between the cost of the prepaid licenses and the estimated recoverable value based on assumptions about future demand, market conditions and our rights to return under stock rotation agreements. If actual future demand or market conditions are less favorable than those we project, additional prepaid license write-downs may be required. During the year ended February 28, 2002 we recorded approximately $349,000 in prepaid license write-downs.

Allowance for doubtful accounts

        We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments. We analyze specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Changes in the above factors can have a material impact on actual bad debts incurred.

Impairment of long-lived assets and goodwill

        As discussed in Note 1 of the consolidated financial statements, we are required to regularly review all of our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we compare the book value of such assets to the future undiscounted cash flows attributable to those assets. If the book value is less than the future undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. We recorded the write-off of approximately $3.7 million of intangibles in FY 2002 relating to the BITSource, Inc. acquisition, as discussed in Note 12 to the consolidated financial statements. We did not record any additional impairment charges relating to goodwill or intangibles in FY 2002. However, to the extent that events or circumstances cause our assumptions to change, we may be required to record additional write-downs, which could be material.

Income taxes

        In conjunction with preparing our financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Given that we have incurred losses since inception and therefore, have not been required to pay income taxes, we have fully reserved our deferred tax assets at February 28, 2002. In the event that we are able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period that this is determined.

Results of Operations

Total Revenue

        Revenue decreased to $52.3 million for the year ended February 28, 2002 from $121.8 million for the year ended February 28, 2001, and $96.9 million for the year ended February 29, 2000. In addition, for the year ended February 28, 2002, product revenue accounted for $36.8 million or 70% of revenue, compared to $98.8 million or 81% of revenue for the year ended February 28, 2001 and $84.5 million or 87% of revenue for the year ended February 29, 2000. Online service and technology revenue for the year ended February 28, 2002 accounted for $15.5 million or 30% of revenue compared to $23.0 million or 19% of revenue for the year ended February 28, 2001 and $12.4 million or 13% of revenue for the year ended February 29, 2000.

        The decline in product revenue and total revenue was primarily due to our transition out of the business of reselling third-party software products and related maintenance. The decrease in online services and technology revenue is primarily due to the elimination of some of our online services and technology products that had low market acceptance in our December 2000 restructuring and a slowdown in technology spending resulting from weakened overall economic conditions. In June 2001, we entered into an agreement with Corporate Software whereby Corporate Software assumed our rights and obligations under our iPlanet software reseller agreement, and agreed to pay to us a percentage of the gross profit derived from Corporate Software's sales of iPlanet software licenses and services. We expect our third-party product revenue to continue to decrease substantially as a result of this agreement. We also expect our online services and technology revenue to decrease substantially as a result of our sale of our asset management software business to Computer Associates International, Inc. in May 2002.

Cost of Revenues

        Total cost of revenues decreased to $33.1 million for the year ended February 28, 2002 from $85.2 million for the year ended February 28, 2001 and $74.4 million for the year ended February 29, 2000. The decrease in cost of revenues primarily reflects our decrease in revenue and changes in the mix of products sold.

        Our gross margin increased to 37% for the year ended February 28, 2002 from 30% for the year ended February 28, 2001 and 23% for the year ended February 29, 2000. The margin percentage increase primarily reflects our focus on the sale of our own services and technology, which generate higher margins than third-party products we resold.

        Costs of revenue primarily consist of the cost of third-party products sold, Internet connectivity and certain allocated costs related to customer support and professional services personnel costs. We purchased third-party products at a discount to the third-party's established list prices according to standard reseller terms.

Sales and Marketing Expenses

        For the year ended February 28, 2002, sales and marketing expenses were $12.7 million or 24% of revenue, a decrease from $37.6 million or 31% of revenue for the year ended February 28, 2001, and $32.0 million or 33% of revenue for the year ended February 29, 2000.

        Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, promotional materials and trade show expenses. The decrease is due to our restructuring efforts, which reduced expenditures on salaries and marketing, eliminated rent on closed offices and lowered commission expense due to lower sales.

        We plan to continue to invest in sales and marketing at levels similar to our fiscal year 2002 levels as a percentage of revenue, and to continue developing strategic relationships to sell our products and services directly to our customer base. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

Product Development Expenses

        For the year ended February 28, 2002, product development expenses were $10.1 million or 19% of revenue, a decrease from $19.6 million or 16% of revenue for the year ended February 28, 2001, and a slight increase from $9.8 million or 10% of revenue for the year ended February 29, 2000.

        Product development expenses primarily consist of personnel, consulting, software and related maintenance and equipment depreciation expenses. Costs related to research, design and development of products and services have been charged to product development expense as incurred. The recent decrease is due to our current and prior year restructuring efforts, which reduced expenditures on salaries and unproven product and service lines. We anticipate continuing to invest in additional functionality for our SubscribeNet service. Total expenditures are expected to approximate fiscal year 2002 levels as a percentage of revenue. We expect product development expenses to fluctuate from time to time to the extent we make incremental investments in product development. However, we cannot give assurance that such development efforts will result in products, features or functionality or that the market will accept the products, features or functionality developed.

General and Administrative Expenses

        For the year ended February 28, 2002, general and administrative expenses were $6.9 million or 13% of revenue, a decrease from $20.5 million or 17% of revenue for the year ended February 28, 2001, and $8.9 million or 9% of revenue for the year ended February 29, 2000.

        General and administrative expenses consist primarily of compensation for administrative and executive personnel, facility costs and fees for professional services. A significant part of our decreased general and administrative expenses stems from our restructuring efforts in December 2000 and August 2001, which resulted in a reduction of compensation expense and lease costs for office space. Total expenditures are expected to approximate fiscal year 2002 levels as a percentage of revenue. The previous sentence is a forward looking statement and actual results could differ materially from those anticipated.

December 2000 Restructuring and Loss on Abandonment of Assets

        On December 1, 2000, we announced a strategic restructuring directed toward strengthening our competitive and financial position. This strategy involved a restructuring that reduced our total headcount to approximately 200, from 380 at November 30, 2000. In addition, we consolidated our three San Francisco Bay Area offices into two and reduced our number of outside sales offices from eleven to seven. We took a charge relating to this restructuring in our fourth quarter ended February 28, 2001 of $8.9 million. The restructuring charges were primarily due to the following:

  •
  $1.1 million for rent and sublease expenses, net of anticipated sublease income for office leases, and expenses related to the closure of certain offices.

  •
  $6.1 million relates primarily to the abandonment of property and equipment, net of anticipated proceeds of approximately $782,000.

  •
  $1.1 million for severance costs in connection with the termination of certain employees.

  •
  $403,000 for expenses relating to the write off of our E-Learning product.

  •
  $119,000 relates to other restructuring expenses.

        We made cash payments of $1.7 million during the year ended February 28, 2001 related to the restructuring charge. At February 28, 2001 we had a remaining restructuring accrual of $628,000 of which $616,000 was related to future lease and related expenses and the remainder was severance costs. As of February 28, 2002 we have settled all liabilities associated with the December 2000 strategic restructuring.

August 2001 Restructuring and Loss on Abandonment of Assets

        On August 8, 2001 we announced a strategic reorganization designed to accelerate our drive toward profitability and enhance our capital-raising opportunities. We recorded a charge of $8.6 million relating to this restructuring and the loss on abandonment of assets during the quarter ended August 31, 2001.

        The loss on abandonment of assets includes the write off of approximately $3.7 million of certain intangibles relating to the BITSource, Inc. acquisition as we have abandoned the related technology. The write off consisted of the following components: $521,000 for trademarks, $510,000 for goodwill, and $2,708,000 for existing technology. We wrote off property and equipment with net book values of approximately $2.7 million. These assets were taken out of service, as they were deemed unnecessary due to the reductions in work force. Included in this amount are certain furniture and fixtures that were written down to a net realizable value of approximately $55,000. These furniture and fixtures were taken out of service in the second quarter of fiscal 2002 and subsequently disposed of or sold.

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

        Due to changes in management's estimates relating to the strategic reorganization on August 8, 2001, we recognized additional expense of approximately $478,000 during the three months ended November 30, 2001. This additional charge principally related to the acquisition of the title to assets held under a capital lease (see Note 6 to the consolidated financial statements). In connection with our restructuring efforts we recorded a charge of approximately $120,000 relating to the Black-Scholes fair value of an option issued to a consultant on September 5, 2001 for services performed in conjunction with exiting our excess lease space. We issued a fully-vested and immediately exercisable option to purchase 110,000 shares of our Common Stock at an exercise price of $0.01 per share. The term of the option is ten years. The following assumptions were used to value the option under the Black-Scholes model: term of 10 years; fair value of the stock price on the grant date of $1.09; option exercise price of $0.01 per share; volatility of 159%; and a zero dividend yield.

        We made cash payments of approximately $1.9 million during the year ended February 28, 2002. As of February 28, 2002 we had settled all liabilities associated with the August 2001 restructuring.

        The following table sets forth an analysis of the components of the restructuring and loss on abandonment charges recorded in the second quarter of fiscal 2002 and subsequent adjustments and payments made against the reserve (in thousands):

	Severance and benefits	Asset write-offs	Excess lease and related costs	Other costs	Total
August 8, 2001 restructuring and loss on abandonment of assets	$262	$6,407	$1,917	$27	$8,613

Total	262	6,407	1,917	27	8,613
Cash paid	(209)	—	(94)	—	(303)
Non-cash charges	—	(6,407)	—	(27)	(6,434)

Reserve balance at August 31, 2001	53	—	1,823	—	1,876
Cash paid	(47)	—	(246)	—	(293)
Non-cash charges	—	(328)	(410)	—	(738)
Provision adjustment	—	328	150	—	478

Reserve balance at November 30, 2001	6	—	1,317	—	1,323
Cash paid	(6)	—	(1,317)	—	(1,323)

Reserve balance at February 28, 2002	$—	$—	$—	$—	$—

Merger and Acquisition Related Costs Including Amortization of Intangibles

        For the years ended February 28, 2002 and 2001, merger and acquisition related costs including amortization of intangibles, were $8.5 million, an increase from $2.5 million for the year ended February 29, 2000.

        Merger and acquisition related costs including amortization of intangibles, is a charge related to our acquisitions of BITSource, Inc. in October 1999 and Janus Technologies, Inc. in July 2000 and costs related to the Internet Image, Inc. merger, which was accounted for as a pooling of interest. Certain identified intangibles will cease to be amortized as a result of the adoption of SFAS 142 (see "Recent Accounting Pronouncements" below in this Item 7 of Part II) in our fiscal year 2003.

Interest Expense

        For the year ended February 28, 2002, interest expense was $2.7 million or 5.2% of revenue, an increase from $660,000 or 0.5% of revenue for the year ended February 28, 2001, and $118,000 or 0.1% of revenue for the year ended February 29, 2000.

        Interest expense relates to obligations under capital leases, notes payable and borrowings under a bank line. The increase in interest expense is primarily the result of interest expense related to our $7.0 million notes payable, which are due in full on August 31, 2002. The carrying value of the promissory notes is $5.2 million at February 28, 2002 and is being accreted to its redemption amount of $7.0 million (see Note 9 of the consolidated financial statements).

Interest Income and Other Income and Expenses, Net

        For the year ended February 28, 2002, interest income and other income and expenses, net was a net charge of $3.8 million or 7.3% of revenue, a decrease from income of $675,000 or 0.6% of revenue for the year ended February 28, 2001, and $2.8 million or 2.9% of revenue for the year ended February 29, 2000.

        Interest income and other income and expenses relates to interest earned on our investment balances, certain state franchise taxes and warrants disclosed as liabilities adjusted to fair value. The decrease in interest income and other income and expenses for the year ended February 28, 2002 is primarily the result of a reduction in our invested cash and charges we recorded to adjust the warrants we issued in connection with our August 31 and September 20, 2001 financing, which were classified as liabilities, to fair value. The charge recorded to adjust the warrants to fair value during the year ended February 28, 2002 was $4.0 million.

Income Taxes

        From inception through February 28, 2002, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of February 28, 2002, we had approximately $115 million of federal and $60 million of state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts between 2012 and 2022. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, we have recorded a 100% valuation allowance. Furthermore, as a result of changes in our equity ownership from our convertible preferred stock financings and our initial public offering, utilization of the net operating losses and tax credits is subject to substantial annual limitations. This is due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization. See Note 4 of Notes to consolidated financial statements.

Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through private sales of preferred and common stock and the initial public offering of our common stock. As we have not yet achieved positive cash flow from our operations, we will continue to use our capital raised to date to support our operations until we become cash flow positive. However, there can be no guarantee that we will be successful in becoming cash flow positive without additional capital financing.

        Our cash and cash equivalents at February 28, 2002 were $3.0 million, decreasing by $4.0 million from $7.0 million at February 28, 2001. This decrease was due to $10.4 million used in operating activities which was offset by $1.8 million provided by investing activities and $4.6 million provided by financing activities.

        The net cash used in operating activities of $10.4 million for the year ended February 28, 2002 was primarily due to our net loss and decreases in deferred revenues and accounts payable offset by decreases in accounts receivable as well as prepaid licenses, services and cost of deferred revenue. Financing activities provided $4.6 million for 2002 primarily due to proceeds from the issuance of preferred stock and proceeds from the issuance of common stock in connection with our employee stock purchase plan and debt financings. Net cash provided by investing activities of $1.8 million for 2002 related primarily to the use of our restricted cash.

        Our future capital requirements will depend on many factors, including our ability to increase gross profit levels and reduce costs of operations to generate positive cash flows, as well as the timing and extent of spending to support expansion of sales and marketing, market acceptance of our services and timeliness of collections of our accounts receivable. Although we have historically been able to satisfy our cash requirements, there can be no assurance that efforts to obtain sufficient financing for operations will be successful in the future. Our future capital needs will be highly dependent upon our ability to control expenses and generate additional online services revenues, and any projections of future cash needs and cash flows are subject to substantial uncertainty. Our ability to raise additional capital may be weakened as a result of the recent transfer of our listing from the Nasdaq National Market to the Nasdaq SmallCap Market. If we are unable to generate positive cash flow in the near term or raise adequate additional capital, we may be required to aggressively reduce the scope of sales and marketing efforts and the size of current staff; both of which could have a material adverse effect on our business, financial condition, and our ability to reduce losses or generate profits.

        While we are seeking to improve our sales and control our expenses, there can be no assurance that we will succeed in our efforts to generate sufficient cash from operations or achieve positive cash flow or profitability.

        On April 2, 2001, we entered into an agreement to sell a new class of Series B Preferred Stock and warrants to institutional and individual investors for aggregate gross proceeds of $3.6 million, and net proceeds of $3.2 million after fees and expenses. This transaction is described in Note 7 to our consolidated financial statements in Item 8 of Part II. On August 31, 2001 and September 20, 2001 we issued promissory notes and warrants in a private placement to a group of institutional and individual investors for aggregate gross proceeds of $7 million. This transaction is described in Note 9 to our consolidated financial statements in Item 8 of Part II. We also repaid our line of credit of $3.3 million in August 2001. On May 23, 2002, we completed the sale of our asset management software business for gross proceeds of $9.5 million. This transaction is described in Note 15 to our consolidated financial statements in Item 8 of Part II. On May 24, 2002, we issued common stock and warrants in a private placement to a group of institutional and individual investors for aggregate gross proceeds of $3.9 million, including $1.3 million from effective conversion of indebtness. This transaction is described in Note 15 to our consolidated financial statements in Item 8 of Part II. In May 2002, we fully repaid or converted into Common Stock and warrants to purchase Common Stock all of these promissory notes of $7 million and associated accrued interest.

        At February 28, 2002, we did not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        The following summarizes our contractual obligations at February 28, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	2003	2004-2005	2006
Long-term debt	$7,556	$7,556	$—	$—
Capital lease obligations	4,575	2,066	2,509	—
Operating leases	1,849	1,162	678	9

	$13,980	$10,784	$3,187	$9

        As of February 28, 2002 our Redeemable Convertible Preferred Stock had a liquidation value of $3.9 million.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," collectively referred to as the "Standards." SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combination." The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 we reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

        We will adopt the provisions of SFAS 142 in our first quarter-ending May 31, 2002. We are in the process of preparing for the adoption of SFAS 142 and are making the determinations as to what our reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. In connection with the adoption of SFAS 142, we expect to reclassify $1.2 million of intangible assets to goodwill. We expect that we will no longer record amortization of $7.0 million relating to our existing goodwill and indefinite-lived intangibles, as adjusted for the reclassifications previously mentioned. We will also evaluate the useful lives assigned to our intangible assets, however we do not anticipate changes to their useful lives.

        SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. We expect to complete the first step of the goodwill impairment test during the first quarter of our fiscal year 2003. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of our fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. The adoption is expected to have a significant impact on our earnings and financial position due primarily to the application of its provisions to the disposition of assets and liabilities of our asset management business (see Note 15 to our consolidated financial statements).

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are required to be adopted during our fiscal year beginning March 1, 2002, however early adoption is acceptable. The disposition of our asset management business (See Note 15) will be recognized under SFAS 144. The adoption is not expected to have a significant impact on our earnings and financial position.

        In November 2001, the FASB Emerging Task Force ("EITF") reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. We do not expect the adoption of EITF 01-09 to have a significant impact on our earnings and financial position.

        In November 2001, the EITF reached a consensus on EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred," which includes, among other things, guidance on EITF No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"). EITF No. 01-14, as it relates to EITF No. 99-19, is to be applied for financial reporting periods beginning after December 15, 2001 and generally requires that a company recognize as revenue, travel expense and other reimbursable expenses billed to customers. Upon adoption in accordance with the transition guidelines of EITF No. 01-14, all prior period amounts will be reclassified in the financial statements for comparative purposes. We will adopt EITF 01-14 during the first quarter of fiscal 2003. Adoption will require us to classify reimbursements that we receive from Corporate Software relating to maintaining a team dedicated to sales of iPlanet software licenses and maintenance from operating expenses to revenue (see Note 2 of the consolidated financial statements). All prior year amounts will be reclassified to conform to the current presentation upon adoption. During the year ended February 28, 2002, we were reimbursed approximately $957,000 relating to the reimbursement of the sales team salaries. We are currently in the process of evaluating any further impact of the adoption of EITF No. 01-14. However, the adoption of EITF No. 01-14 will not affect our basic net loss per share, financial position, results of operations, or cash flows.

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

WE HAVE NEGATIVE CASH FLOW AND MAY NOT HAVE SUFFICIENT CASH TO CONTINUE OPERATIONS OR, EVEN IF WE CAN CONTINUE OPERATIONS, TO EFFECTIVELY MANAGE OUR WORKING CAPITAL REQUIREMENTS AND FUND OUR OPERATIONS FOR THE PERIOD REQUIRED TO ACHIEVE PROFITABILITY.

        This annual report on Form 10-K contains a disclosure expressing substantial doubt regarding our ability to continue as a going concern as a result of our recurring losses and negative cash flows from operations. We have limited cash and credit available, and may be unable to raise additional financing or establish additional lines of credit. As of February 28, 2002, we had approximately $3 million in cash and cash equivalents. We may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing. Such financing may not be available on reasonable terms, and if available such additional financing will dilute current shareholders. If such financing is required and we cannot obtain it, we will have to discontinue operations.

IF NASDAQ DETERMINES THAT WE HAVE FAILED TO MEET ITS SMALLCAP MARKET LISTING REQUIREMENTS, OUR COMMON STOCK MAY BE DELISTED.

        Our Common Stock is currently listed on the Nasdaq SmallCap Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq SmallCap Market. One requirement is that the bid price of a company's stock not fall below $1. The bid price of our Common Stock was below $1.00 almost continuously between September 19 and December 5, 2001 and dropped below $1.00 in April and May 2002. If as a result of the application of this or any other listing requirement, our Common Stock were delisted from the Nasdaq SmallCap Market, our stock would become harder to buy and sell. Further, our stock could then potentially be subject to what are known as the "penny stock" rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our Common Stock might decline. As a result, your ability to resell your shares of our Common Stock could be adversely affected.

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND WE MAY NOT EVER BECOME PROFITABLE.

        We have not achieved profitability, may incur net losses through our fiscal year ending February 28, 2003 and may not ever become profitable in the future. We incurred net losses attributable to Common stockholders of $37.4 million for the fiscal year ended February 28, 2002, $68.4 million for the year ended February 28, 2001, and $28.0 million for the year ended February 29, 2000. As of February 28, 2002, we had an accumulated deficit of approximately $142.0 million. We will need to generate significant additional online services and technology revenues and/or reduce operating costs to achieve and maintain positive cash flow and profitability. We have a limited operating history that makes it difficult to forecast our future operating results. Our revenues have declined in recent quarters, and we cannot be certain that we will achieve sufficient revenues or gross profits in future quarters for positive cash flow or profitability. If we do achieve positive cash flow or profitability in any period, we cannot be certain of continued or increased positive cash flow or profitability on a quarterly or annual basis.

DEMAND FOR OUR SUBSCRIBENET SERVICE REMAINS UNCERTAIN IN THE CURRENT ECONOMIC CLIMATE.

        For most of the 2001 calendar year, we experienced weakening demand for our SubscribeNet service. While there have been signs of strengthening demand for our services in the 2002 calendar year, the business climate for the technology sector remains uncertain. Several other Internet service providers, as well as enterprise software companies, have reported sharp reductions in demand and lowered forecasts for their products and services over the past year. We may experience similar reductions in demand for our products and services, which would have an immediate and adverse effect on us.

ANY TERMINATION OF OUR RELATIONSHIP WITH SUN MICROSYSTEMS OR CORPORATE SOFTWARE WOULD HAVE A SUBSTANTIAL, ADVERSE EFFECT ON OUR BUSINESS.

        We provide online software update and license management services to Sun Microsystems, Inc.'s iPlanet customers through our SubscribeNet and Fulfillment services under an agreement that expires on June 30, 2003. We cannot assure you that this agreement will be extended after June 30, 2003 or that Sun Microsystems, Inc. won't exercise its right to terminate the agreement for convenience prior to the expiration of the term. Most of our SubscribeNet revenues to date have been generated through this iPlanet contract, and termination of this agreement could have a material adverse effect on our SubscribeNet revenues and on our business as a whole. If Sun chose to offer its own electronic software delivery, tracking, maintenance or other services, which it is permitted to do under the current agreement, it would have a substantial adverse effect on our business, results of operations and financial condition.

        Under our Sales Alliance Agreement with Corporate Software dated June 28, 2001, we are transitioning to Corporate Software our reseller relationship with iPlanet. This agreement expires in

June 2003, but may terminate earlier under certain circumstances, including any termination of the reseller contract between Corporate Software and iPlanet. A significant portion of our SubscribeNet revenues since July 2001 have been generated through this Corporate Software contract, and a significant portion of our revenues in future periods could be generated through this contract. Any termination of this contract before June 2003 could have a material adverse effect on our business and financial performance.

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

        Our future success will depend in large part on broadened acceptance by information technology professionals of electronic software delivery as a method of receiving business software. If electronic software delivery does not achieve widespread market acceptance, our business will be adversely affected. Electronic software delivery is a relatively new method of distributing software products and the growth and market acceptance of electronic software delivery is highly uncertain and subject to a number of risk factors. These factors include:

  •
  the potential for state and local authorities to levy taxes on Internet transactions;

  •
  the unavailability of sufficient network bandwidth to enable purchasers to rapidly download software;

  •
  the limited number of software packages that are available for electronic software delivery as compared to those available through traditional delivery methods;

  •
  customer unfamiliarity with and resistance to the process of downloading software; and

  •
  customer concerns about transaction security.

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

INCREASED SECURITY RISKS OF ONLINE COMMERCE MAY DETER FUTURE USE OF OUR SERVICES.

        Concerns over the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of our SubscribeNet service. Any failure by us to prevent security breaches could significantly harm our business and results of operations. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the algorithms we use to protect our customers' transaction data or our software vendors' products. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of security could deter people from using the web to conduct transactions that involve transmitting confidential information or downloading sensitive materials.

THE LOSS OF ONE OR MORE OF OUR KEY CUSTOMERS COULD ADVERSELY AFFECT OUR REVENUES.

        We believe that a substantial amount of revenue from our SubscribeNet service in any given future period may come from a relatively small number of customers (in addition to Sun Microsystems, as detailed above). If one or more major customers were to stop using our services, our operating results could be materially adversely affected. Our contractual relationships with most of these customers are subject to renewal annually. As a result, we cannot assure you that any of our customers will renew their contracts with us in any given year.

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

        Our operating results have fallen below the expectations of public market analysts and investors in the past. It is likely that in future quarters our operating results will again be below the expectations of public market analysts and investors and as a result, the price of our Common Stock will fall. Our operating results have varied widely in the past, and we expect that they will continue to vary significantly from quarter to quarter due to a number of risk factors, including:

  •
  potential weakening of demand for our SubscribeNet services and iPlanet products that we sell jointly with Corporate Software;

  •
  the unwillingness of certain potential customers to purchase our services due to concerns about our financial strength;

  •
  the timing of sales of our services;

  •
  potential renewed cost cutting in our sales, marketing, product development and support areas;

  •
  potential loss of strategic relationships with major customers and resellers;

  •
  potential delays in introducing our products and services according to planned release schedules;

  •
  changes in our pricing policies;

  •
  caution among software companies in changes in accepting or outsourcing electronic delivery of their software;

  •
  potential technical difficulties, system failures or Internet downtime;

  •
  potential changes in the regulatory environment;

  •
  our ability to upgrade and develop our information technology systems and infrastructure;

  •
  costs related to acquisitions of technology or businesses; and

  •
  general economic conditions, as well as those specific to the Internet and related industries.

        In addition, our June 2001 agreement with Corporate Software, under which we are transitioning to Corporate Software our business of reselling iPlanet software, has resulted in and will continue to result in a decrease in revenue to us. Our May 2002 sale of our asset management software business to Computer Associates International, Inc. will also result in a substantial decrease in our revenue and gross profit. These decreases in our revenues and gross profit could affect the market price of our Common Stock.

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

OUR INDUSTRY IS HIGHLY COMPETITIVE AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO EFFECTIVELY COMPETE.

        The market for selling online services and software is highly competitive. We expect competition to intensify as current competitors expand and improve their service offerings, new competitors enter the market, and the business market for information technology services continues to exhibit softness. We have experienced, and expect to continue to experience, competition on our SubscribeNet sales. We cannot assure you that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not adversely affect our business and results of operations.

        Our current competitors include a number of companies offering electronic software delivery and management solutions. We expect additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a significant adverse effect on our business and results of operations. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, better name recognition, and a larger installed base of customers than we do. Many of our competitors may also have well-established relationships with our existing and prospective customers. Our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs and compete with our products. We also expect that the competition will increase as a result of software industry consolidations. As a result, we may not be able to effectively compete for customers.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

        Our future success depends upon the continued service of our executive officers and other key technology, sales, marketing and support personnel. None of our officers or key employees is bound by an employment agreement for any specific term. If we lost the services of one or more of our key employees, or if one or more of our executive officers or employees decided to join a competitor or otherwise compete directly or indirectly with us, this could have a significant adverse effect on our business. In particular, the services of Peter H. Jackson, Chief Executive Officer, and Frost R. R. Prioleau, President, would be difficult to replace.

WE FACE RISKS OF CLAIMS FROM THIRD PARTIES FOR INTELLECTUAL PROPERTY INFRINGEMENT THAT COULD ADVERSELY AFFECT OUR BUSINESS.

        We electronically deliver third-party software to end-users. This activity creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with software companies. Any claims could result in costly litigation and be time-consuming to defend, divert management's attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements. These claims could be made for defamation, negligence, patent, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of these materials.

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

        In addition, we may be involved in litigation involving the software of third party vendors that we have electronically distributed in the past. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. A successful claim of infringement against us could adversely affect our business. Although we carry general liability insurance, our insurance may not cover all potential claims or may not be adequate to protect us from all liability that may be imposed.

        We take steps to verify that end-users who download third-party software through our SubscribeNet service are entitled to deploy and use that software. However, there can be no assurance that this verification procedure will help us defend against claims by, or protect us against liability to, the owners of copyrights in that third-party software.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At the end of fiscal year 2002, we had cash and cash equivalents of $3.0 million. We have not used derivative financial instruments in our investment portfolio during fiscal 2002. We place our investments with high quality issuers, by policy, in an effort to limit the amount of credit exposure to any one issue or issuer.

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. At February 28, 2002, $3.0 million of our cash, cash equivalents and investment portfolio carried maturity dates of less than 90 days. The effect of changes in interest rates of +/-10% over a six-month horizon would not have a material effect on the fair market value of the portfolio.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is included in this document on pages F-1 through F-35.

        The following table sets forth selected unaudited quarterly information for our last eight fiscal quarters. We believe that all necessary adjustments (which consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the financial statements and related notes included elsewhere herein.

Quarterly Summary
(unaudited)
(in thousands, except per share data)

	For the quarter ended
	Feb. 28, 2002	Nov. 30, 2001	Aug. 31, 2001	May 31, 2001
Revenue	$14,009	$9,373	$13,577	$15,333
Gross profit	4,079	4,373	5,367	5,417
Loss from operations	(3,130)	(4,004)	(14,498)	(6,474)
Net loss attributable to common stockholders	(4,495)	(4,966)	(20,110)	(7,803)
Basic and diluted net loss per share attributable to common stockholders	$(0.11)	$(0.16)	$(0.71)	$(0.28)
Weighted average shares—basic and diluted	39,414	30,517	28,523	28,372
	For the quarter ended
	Feb. 28, 2001	Nov. 30, 2000	Aug. 31, 2000	May 31, 2000
Revenue	$21,590	$26,181	$32,601	$41,464
Gross profit	6,361	10,664	10,952	8,669
Loss from operations	(22,607)	(12,099)	(11,746)	(11,954)
Net loss attributable to common stockholders	(27,657)	(17,131)	(11,846)	(11,783)
Basic and diluted net loss per share attributable to common stockholders	$(1.00)	$(0.63)	$(0.45)	$(0.46)
Weighted average shares—basic and diluted	27,748	27,121	26,305	25,407

Note:    With respect to the calculation of net loss per share and weighted average shares, Note 1 of the Notes to Consolidated Financial Statements provides an explanation of the determination of the weighted average shares used to compute net loss per share.

(1)
We have not paid cash dividends on our Common Stock.

(2)
The three months ended February 28, 2002 results reflect a one-time recognition of approximately $6.7 million in deferred license revenue.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information with respect to Intraware's executive officers and directors as of May 10, 2002.

NAME	AGE	POSITION
Peter H. Jackson	43	Chief Executive Officer and Director
Frost R. R. Prioleau	41	President and Director
Wendy A. Nieto	37	Senior Vice President and Chief Financial Officer
James A. Brentano	43	Senior Vice President of Technology and Operations
David L. Dunlap	35	Senior Vice President of Business Development
Norman A. Pensky	51	Senior Vice President of Sales, SubscribeNet
John J. Moss	39	Vice President and General Counsel
Mark B. Hoffman	56	Director, Chairman of the Board
Laurence M. Baer	44	Director
Ronald E. F. Codd	45	Director

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

        FROST R. R. PRIOLEAU joined us as the Vice President of SubscribeNet in December 1998. Mr. Prioleau became Executive Vice President of Products and Services in November 1999, and President of Intraware and a member of the Board of Directors in December 2000. From March 1989 to October 1998, Mr. Prioleau served successively as Vice President and President and Chief Executive Officer of P2 Holdings Corporation, a rapid prototyping and services provider. P2 Holdings Corporation filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in December 1998. Mr. Prioleau holds a B.S.E. in Engineering Management Systems from Princeton University.

        WENDY NIETO joined us in April of 2000 as Controller. Mrs. Nieto became Vice President of Finance in August 2001 and became Intraware's Chief Financial Officer in April 2002. Prior to joining Intraware, Mrs. Nieto was Director of Finance at Chiron Corporation, a biotechnology company. A Certified Public Accountant, Mrs. Nieto was also employed by various accounting firms. Mrs. Nieto holds a B.S. from California State University, Hayward and an M.B.A. from St. Mary's University.

        JAMES A. BRENTANO joined us as Director of Systems Engineering in June 1997. Mr. Brentano became Vice President of Knowledge Services in June 1998, Vice President of Strategic Technology, eServices, in November 1999, Executive Vice President of Technology in June 2000 and Senior Vice President of Technology and Operations in August 2001. From January 1996 to June 1997, Mr. Brentano served as Director of LAN Services for Pacific Bell. From March 1991 to

December 1995, Mr. Brentano served as an Information Technology Strategic Architect for Pacific Gas & Electric, a regional natural gas and electric power utility. Mr. Brentano holds an M.S. in Computer Science from the University of California, Davis and an A.B. in Letters and Sciences from the University of California, Berkeley.

        DAVID L. DUNLAP joined us as the Director of Product Lines in September 1997. Mr. Dunlap became Vice President of Operations in May 1998, Chief Operations Officer in December 2000, and Senior Vice President of Business Development in February 2001. From September 1996 to September 1997, Mr. Dunlap served as a Financial Systems Project Manager for PeopleSoft, Inc., a software development company. From May 1996 to September 1996, Mr. Dunlap served as Director of Purchasing for Vanstar Corporation, a computer hardware and services company. From May 1994 to May 1996, Mr. Dunlap served as Vice President of National Operations for Dataflex Corporation, a value-added reseller of computer hardware and services. From September 1986 to May 1994, Mr. Dunlap served as Vice President of Operations for Granite Computer Products, Inc. Mr. Dunlap holds a B.A. in Government from Cornell University.

        NORMAN A. PENSKY joined us as Vice President of Sales in December 1996. He became Senior Vice President of Worldwide Sales in October 2000 and Senior Vice President of Sales, SubscribeNet in August of 2001. From July 1991 to November 1996, Mr. Pensky served as Senior Director of Strategic Accounts for Macromedia, Inc., an Internet publishing company. Mr. Pensky holds an M.B.A. from Golden Gate University and a B.S. in Business from the University of Southern California.

        JOHN J. MOSS joined us as General Counsel in October 1999 and became Vice President and General Counsel in August 2001. From March 1997 to October 1999, he served as Assistant General Counsel and then Deputy General Counsel at BARRA, Inc., a provider of financial software and services. From June 1993 to March 1997 he served as Corporate Counsel at Oracle Corporation, and from September 1991 to May 1993 he was an associate at the law firm of Graham & James. Mr. Moss holds a J.D. from Stanford University, an M.A. in International Economics from the Johns Hopkins School of Advanced International Studies, and a B.A. from Sarah Lawrence College.

        MARK B. HOFFMAN has served as Chairman of our Board of Directors since August and as a member of our Audit Committee since June 2001. He was a member of the Compensation Committee from December 1998 to June 2001. Since September 1996, Mr. Hoffman has served as Chairman of the Board of Directors and Chief Executive Officer of Commerce One, Inc., an e-commerce procurement and supplier-management solutions company. Prior to joining Commerce One, Mr. Hoffman served as Chief Executive Officer and President of Sybase, Inc., a company which he co-founded in 1984. Mr. Hoffman holds an M.B.A. from the University of Arizona and a B.S. in Engineering from the U.S. Military Academy. Mr. Hoffman serves on the boards of directors of several privately held companies.

        LAURENCE M. BAER has served as a member of our Board of Directors since January 1998, as a member of our Compensation Committee since December 2000 and as a member of our Audit Committee since May 2002. Mr. Baer has served as the Executive Vice President and Chief Operating Officer of the San Francisco Giants professional baseball team since December 1992. Mr. Baer holds an M.B.A. from Harvard University and an A.B. in Political Science from the University of California, Berkeley.

        RONALD E. F. CODD has served as a member of our Board of Directors and our Audit Committee since January 1999 and as a member of our Compensation Committee since June 2001. From January 1999 to March 2002, Mr. Codd served as the President and Chief Executive Officer and a member of the Board of Directors of Momentum Business Applications, Inc., a publicly held company engaged in software application development activities. Prior to that, Mr. Codd served as Senior Vice President of Finance and Administration of PeopleSoft, Inc., a developer and marketer of enterprise application software, from 1994 until December 1998 and as Vice President and Chief

Financial Officer from September 1991 to 1994. Mr. Codd holds a Masters in Management from the J.L. Kellogg Graduate School of Management at Northwestern University and a B.S. in Business from the University of California, Berkeley. Mr. Codd serves on the boards of directors of Interwoven, Inc., Adept Technology, Inc. and Virage, Inc.

Classified Board; Series B Director

        Intraware's certificate of incorporation provides for a classified Board of Directors consisting of three classes of directors, each serving staggered three-year terms. As a result, a portion of Intraware's Board of Directors are elected each year. Frost R. R. Prioleau has been designated a Class I director whose term expires at the 2002 annual meeting of stockholders. Laurence M. Baer and Ronald E. F. Codd have been designated Class II directors and will be up for election at the 2003 annual meeting of stockholders. Mark B. Hoffman and Peter H. Jackson have been designated Class III directors whose terms expire at the 2004 annual meeting of stockholders. All members of the Board of Directors are elected by the holders of our Common Stock.

        Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of the directors, officers or key employees of Intraware.

Board Committees

        Intraware's Board has established an audit committee and a compensation committee.

        Intraware's audit committee consists of Messrs. Hoffman, Baer and Codd. The audit committee reviews the internal accounting procedures of Intraware and consults with and reviews the services provided by Intraware's independent accountants.

        Intraware's compensation committee consists of Messrs. Baer and Codd. The compensation committee reviews and recommends to the Board of Directors the compensation and benefits of Intraware's Chief Executive Officer and President, and oversees the company's general compensation policies and practices.

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

        Based solely on our review of the copies of such forms received or written representations from Reporting Persons, we believe that with respect to the fiscal year ended February 28, 2002, all the Reporting Persons complied with all applicable filing requirements, except as follows:

        In January 2001, Mr. Prioleau received an option grant for 300,000 shares of our Common Stock in a transaction that was not reported in a timely manner with the SEC.

        In March 2001, Mr. Jackson received an option grant for 300,000 shares of our Common Stock in a transaction that was not reported in a timely manner with the SEC.

        In April 2001, ComVest Venture Partners L.P. ("ComVest"), which is affiliated with Mr. Michael Falk, who resigned as director on May 9, 2002, acquired shares of our Series B Preferred Stock convertible into 2,000,000 shares of our Common Stock and a warrant exercisable for 400,000 shares of our Common Stock. Also in April 2001, Mr. Falk received a stock option grant for 15,000 shares of Common Stock. Mr. Falk reported these April 2001 transactions to the SEC on Form 4 in a timely manner. ComVest, Commonwealth Associates Management Company, Inc., and Mr. Falk (collectively the "ComVest Joint Filers") subsequently filed an amended Form 4 for those transactions.

        In August 2001, ComVest acquired a warrant exercisable for 3,000,000 shares of our Common Stock and a convertible debenture issued by us in the principal amount of $3,000,000. Also in August 2001, Commonwealth Associates L.P. ("Commonwealth"), which is affiliated with Mr. Falk, acquired a warrant exercisable for 615,000 shares of our Common Stock. These August 2001 transactions were reported by Mr. Falk with the SEC on Form 4 in a timely manner. The ComVest Joint Filers subsequently filed an amended Form 4 for those August 2001 warrant acquisitions.

        In September 2001, Commonwealth acquired a warrant exercisable for 85,000 shares of our Common Stock in a transaction that was not reported in a timely manner with the SEC.

        In October 2001, Mr. Travis L. Provow, who resigned as director on May 9, 2002, received an option grant for 15,000 shares of our Common Stock in a transaction that was not reported in timely manner with the SEC.

        In November 2001, ComVest converted shares of our Series B-1 Preferred Stock into 200,008 shares of our Common Stock, sold 200,000 shares of our Common Stock pursuant to that conversion, acquired 3,000,000 shares of our Common Stock through its exercise of a warrant, and sold 37,491 shares of our Common Stock pursuant to a cashless exercise feature of that warrant. Also in November 2001, Commonwealth acquired 700,000 shares of our Common Stock through its exercise of a warrant, sold 9,075 shares of our Common Stock pursuant to a cashless exercise feature of that warrant, and distributed 485,819 shares of our Common Stock to certain of its affiliates and employees (including 68,105 shares to Mr. Falk). These November 2001 transactions were reported by Mr. Falk with the SEC on Form 4 in a timely manner. The ComVest Joint Filers subsequently filed an amended Form 4 for those transactions.

        Also in November 2001, each of Messrs. Jackson and Prioleau received an option grant for 900,000 shares of our Common Stock in a transaction that was not reported in a timely manner with the SEC.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

        The table below summarizes the compensation earned for services rendered to Intraware in all capacities for the fiscal years ended February 29, 2000, February 28, 2001 and February 28, 2002 by Intraware's Chief Executive Officer and Intraware's next four most highly compensated executive officers. These executives are referred to as the Named Executive Officers elsewhere in this annual report.

Summary Compensation Table

Long-Term Compensation Awards
Annual Compensation
Name and Principal Positions								Securities Underlying Options(#)
	Year	Salary($)		Bonus($)		Other($)
Peter H. Jackson Chief Executive Officer	2002 2001 2000	$ $ $	293,753 300,200 306,792	$ $ $	— 40,000 40,000	$ $ $	— — —	1,200,000 — —
James A. Brentano Senior Vice President of Technology and Operations	2002 2001 2000	$ $ $	176,625 161,667 131,418	$ $ $	— 15,000 21,755	$ $ $	— — —	80,000 180,000 30,000
Frost R. R. Prioleau President	2002 2001 2000	$ $ $	243,750 187,500 136,250	$ $ $	— 20,000 22,700	$ $ $	— — —	900,000 400,000 60,000
David Dunlap Senior Vice President of Business Development	2002 2001 2000	$ $ $	157,000 153,333 114,792	$ $ $	— 20,000 20,000	$ $ $	— — —	70,000 110,000 40,000
Norman A. Pensky Senior Vice President of Sales, SubscribeNet	2002 2001 2000	$ $ $	148,629 151,400 164,017	$ $ $	102,482 188,119 126,069	$ $ $	— — —	80,000 170,000 —

Option Grants During Last Fiscal Year

        The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers in the fiscal year ended February 28, 2002, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our Common Stock.

        In fiscal 2002, Intraware granted options to purchase up to an aggregate of 4.5 million shares to employees, directors and consultants. All options were granted under our 1996 Stock Option Plan, 1998 Director Option Plan and 1999 Non-Qualified Acquisition Stock Option Plan. All options were granted at exercise prices which were equal to the closing price of our Common Stock on the date of grant as reported on the Nasdaq National Market, except the grant of an option to each of Messrs. Jackson and Prioleau to purchase 600,000 shares at a price equal to 85% of the closing price of our Common Stock on the date of grant as reported on the Nasdaq National Market, and the grant of an option to a consultant to purchase 110,000 shares at a price of $0.01 in consideration for real estate brokerage services. All options have a term of ten years. Optionees may pay the exercise price by cash, check, promissory note or delivery of already-owned shares of our Common Stock. Generally, option shares vest over four years, with 25% of the option shares vesting one year after the option grant date, and the remaining option shares vesting ratably each month thereafter. Exceptions made to our standard four-year vesting arrangement included the grant of an option to each of Messrs. Jackson and Prioleau to purchase 600,000 shares, 100% of which vest on the fourth anniversary of the grant but subject to accelerated vesting upon the company's achievement of certain operating and financial objectives.

	Individual Grants
		% of Total Options Granted to Employees In Last Fiscal Year
	Number of Securities Underlying Options Granted (#)						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name				Exercise Price ($/share)		Expiration Date
							0%		5%		10%
Peter H. Jackson	300,000 600,000 300,000	6.6 13.2 6.6	% % %	$ $ $	0.658 0.559 2.109	11/5/2011 11/5/2011 3/01/2011	$ $ $	— 48,000 —	$ $ $	115,348 289,496 397,977	$ $ $	300,599 659,997 1,008,552
James A. Brentano	80,000	1.8%			$0.80	10/5/2011		$—		$40,249		$102,000
Frost R. R. Prioleau	300,000 600,000	6.6 13.2	% %	$ $	0.658 0.559	11/5/2011 11/5/2011	$ $	— 48,000	$ $	115,348 289,496	$ $	300,599 659,997
David Dunlap	70,000	1.8%			$0.80	10/5/2011		$—		$35,218		$89,250
Norman A. Pensky	80,000	1.8%			$0.80	10/5/2011		$—		$40,249		$102,000

Aggregate Option Exercises During Last Fiscal Year and Fiscal Year End Option Values

        The following table sets forth information with respect to the Named Executive Officers concerning option exercises for the fiscal year ended February 28, 2002, and exercisable and unexercisable options held as of February 28, 2002. The "Value of Unexercised In-the-Money Options at February 28, 2002" is based on a value of $1.71 per share, the fair market value of Intraware's Common Stock as of February 28, 2002, less the per share exercise price of the option, multiplied by the number of shares issued upon exercise of the option. All options were granted under our 1996 Stock Option Plan. Some options are immediately exercisable; however, as a condition of exercise, the optionee must enter into a stock restriction agreement granting Intraware the right to repurchase the shares issuable by such exercise at their cost in the event of the optionee's termination of employment. Generally, the shares vest over four years, with 25% of the shares vesting one year after the grant date and the remaining shares vesting ratably each month thereafter.

			Number of Securities Underlying Unexercised Options at February 28, 2002 (#)
					Value of Unexercised In-the-Money Options at February 28, 2002 ($)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Peter H. Jackson	—	N/A	301,567	948,433	$166,350	$409,850
James A. Brentano	—	N/A	141,247	188,753	$42,400	$13,700
Frost R R. Prioleau	—	N/A	512,415	949,585	$155,350	$409,850
David Dunlap	—	N/A	68,540	171,460	$8,687	$25,113
Norman A. Pensky	—	N/A	72,499	177,501	$4,900	$28,700

Compensation Committee Interlocks and Insider Participation

        As of May 10, 2002 and during fiscal year 2002, none of the members of the Compensation Committee was an officer (or former officer) or employee of Intraware; none of the members of the Compensation Committee entered into (or agreed to enter into) any transaction or series of transactions with Intraware in which the amount involved exceeded $60,000; none of Intraware's executive officers served on the Compensation Committee of another entity where one of that entity's officers served on Intraware's Compensation Committee; none of Intraware's executive officers was a director of another entity where one of that entity's officers served on Intraware's Compensation Committee; and none of Intraware's executive officers served on the Compensation Committee.

Director Compensation

        Directors do not currently receive any cash compensation from Intraware for their service as members of the Board of Directors. Under Intraware's 1996 Stock Option Plan, directors are eligible to receive stock option grants at the discretion of the Board of Directors or other administrator of the plan. Under Intraware's 1998 Director Option Plan, directors receive nondiscretionary stock option grants at the time they become directors and annually thereafter. Intraware's 1996 Stock Option Plan and 1998 Director Option Plan are described more fully in Note 10 to the consolidated financial statements.

        Currently, each Board member receives an option grant upon his or her appointment to the Board and upon each anniversary of service thereafter. In fiscal 2002, Michael S. Falk and Travis L. Provow each received an option to purchase 15,000 shares under the 1998 Director Option Plan in connection with their election to Intraware's Board of Directors. In July 2002, Messrs. Baer, Balen, Codd and Hoffman each received an annual grant of an option to purchase 7,500 shares under the 1998 Director Option Plan. Messrs. Balen, Falk and Provow have since resigned from Intraware's Board of Directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

        In fiscal 2001 we granted to each of Messrs. Jackson and Prioleau an option to purchase 600,000 shares of Intraware Common Stock, which are subject to accelerated vesting in the event of a change of control. Under the terms of each grant, each of Messrs. Jackson and Prioleau will receive one year of additional vesting beyond that provided for under the company's 1996 Stock Option Plan (see below) as to 450,000 shares upon any termination of his employment by Intraware without cause within twelve months following any change of control of Intraware or the announcement of any such change of control. In addition, each of Messrs. Jackson and Prioleau will receive one year of additional vesting beyond that provided for under the company's 1996 Stock Option Plan as to the other 150,000 shares upon any involuntary termination without cause occurring within twelve months following any change of control of Intraware or the announcement of any such change of control, provided that change of control is pursuant to a sale, exchange or other disposition of substantially all of the assets or outstanding Common shares of the company at an implied enterprise value of not less than $1.25 per outstanding Common Stock share.

        In addition, in fiscal 2002 we entered into change of control severance agreements with each of our executive officers. The agreements provide that if there is a change of control of Intraware, and any of such executive officers is involuntarily terminated without cause within twelve months following the change of control or the announcement of such change of control, Intraware will provide to the executive officer:

  •
  a cash payment equal to 50% of his or her annual salary plus the full target bonus for the year;

  •
  100% of his or her health, dental and life insurance, including benefits paid to any dependents, through the earlier of six months from the date of his or her termination or the date he or she first becomes covered by another employer's group health, dental or life insurance plans providing comparable benefits and coverage; and

  •
  one year of additional vesting of unvested stock options in addition to any vesting acceleration provided under our 1996 Stock Option Plan.

        Our 1996 Stock Option Plan provides that in the event of a change-of-control merger or sale of substantially all of the assets of Intraware, each outstanding option vests and becomes exercisable to the extent of the shares that would otherwise have vested by December 31 of the year in which the merger or asset sale occurs.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following tables set forth certain information regarding beneficial ownership of our Common Stock, our Series A Preferred Stock, and our Series B-1 Preferred Stock as of May 10, 2002 (except as otherwise noted) by (i) each of our directors, (ii) our Chief Executive Officer and the other four most highly compensated executive officers who earned more than $100,000 during the fiscal year ended February 28, 2002 and who were still officers of Intraware on May 10, 2002 (these executives are referred to as the Named Executive Officers elsewhere in this Form 10-K), (iii) all of our directors and executive officers as a group, and (iv) each person or entity who is known by us to own beneficially more than 5% percent of that class of our stock.

        These tables are based on information provided to Intraware or filed with the Securities and Exchange Commission by Intraware's directors, executive officers and principal stockholders. Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Intraware, Inc., 25 Orinda Way, Orinda California 94563. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned. Shares of common stock subject to options, warrants or other rights to purchase which are currently exercisable or are exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the persons holding such options, warrants or other rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Applicable percentage ownership in the following table is based on 41,623,928 shares of Common Stock outstanding as of May 10, 2002.

Common Stock

	Shares Beneficially Owned
Name and Address
	Number	Percentage
Michael S. Falk(1)	4,287,758	10.3%
ComVest Venture Partners, LP(2)	3,738,824	9.3%
ComVest Management, LLC(3)	3,738,824	9.3%
Peter H. Jackson(4)	3,475,194	8.3%
Mark B. Hoffman(5)	2,728,383	6.4%
Robert Priddy(6)	2,408,689	6.0%
Frost R. R. Prioleau(7)	589,707	1.4%
James A. Brentano(8)	187,007	*
Norman A. Pensky(9)	171,916	*
Dave Dunlap(10)	114,272	*
Ronald E. F. Codd(11)	89,761	*
Laurence M. Baer(12)	56,875	*
All directors and officers as a group (11 Persons)(13)	7,604,963	18.3%

*
Less than 1% of the outstanding shares of Common Stock.

(1)
Includes 3,750 shares of Common Stock issuable upon exercise of stock options exercisable, and 208,882 shares of Common Stock issuable upon conversion of Series B-1 Preferred Stock convertible, within 60 days of May 10, 2002. Includes 3,738,824 shares of Common Stock beneficially owned by ComVest Venture Partners, L.P. (which includes 481,599 shares of Common Stock issuable to ComVest upon exercise of warrants exercisable within 60 days of May 10, 2002), 205,106 shares of Common Stock beneficially owned by Commonwealth Associates, L.P. as well as 63,090 shares issuable to Commonwealth Associates, L.P. upon conversion of Series B-1 Preferred Stock convertible within 60 days of May 10, 2002. ComVest Management, LLC is the general partner of ComVest Venture Partners, LP. ComVest Management LLC is wholly-owned by Commonwealth Associates Management Company, Inc. Commonwealth Associates Management Company, Inc. is the general partner of Commonwealth Associates, LP. The information herein regarding Mr. Falk is based on filings by Mr. Falk with the Securities and Exchange Commission. It does not include the acquisition by ComVest of 250,000 shares of our Common Stock and a warrant to purchase 50,000 shares of our Common Stock, or the acquisition by Commonwealth Associates, LP of warrants to purchase 372,250 shares of our Common Stock, in a private placement on May 24, 2002. Mr. Falk is a manager of ComVest Management, LLC and is also the chairman and principal shareholder of Commonwealth Associates Management Company, Inc. Mr. Falk disclaims beneficial ownership of shares held by ComVest Venture Partners, LP and Commonwealth Associates, LP except to the extent of his interests in those entities. Mr. Falk served as a member of our Board of Directors until May 9, 2002. The address for Mr. Falk is 830 Third Avenue, New York, New York 10022.

(2)
Includes 481,599 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of May 10, 2002. The information herein regarding ComVest Venture Partners, LP is based on filings by ComVest Venture Partners, LP with the Securities and Exchange Commission. The address for ComVest is 830 Third Avenue, New York, New York 10022.

(3)
Includes 481,599 shares of Common Stock issuable to Comvest upon exercise of warrants exercisable within 60 days of May 10, 2002. ComVest Management claims beneficial ownership of these shares as General Partner of ComVest. The information herein regarding ComVest Management LLC is based on filings by ComVest Management LLC with the Securities and Exchange Commission. The address for ComVest Management is 830 Third Avenue, New York, New York 10022.

(4)
Includes 352,194 shares issuable upon exercise of stock options exercisable within 60 days of May 10, 2002. Also includes 2,100 shares held as custodian and 75 shares held as guardian by Mr. Jackson for Drew Jackson, 1,800 shares held as custodian and 200 shares held as guardian by Mr. Jackson for Connor Jackson, 3,000 shares held as custodian and 75 shares held as guardian by Mr. Jackson for Lindsey Jackson, and 2,700 shares held as custodian and 400 shares held as guardian by Mr. Jackson for Brett Jackson. Mr. Jackson is Intraware's Chief Executive Officer and a member of the Board of Directors.

(5)
Includes 69,375 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of May 10, 2002. Also includes 552,486 shares of Common Stock issuable upon conversion of Series A Preferred Stock convertible within 60 days of May 10, 2002 and 55,248 shares of Common Stock issuable upon exercise of a warrant within 60 days of May 10, 2002. Excludes 40,000 shares of Common Stock held by the Annie Eleanor Hoffman 1993 Revocable Trust of which Mr. Hoffman disclaims beneficial ownership. Excludes 40,000 shares of Common Stock held by the Andrew Mark Hoffman 1993 Revocable Trust of which Mr. Hoffman disclaims beneficial ownership. Mr. Hoffman is the Chairman of the Board of Directors of Intraware.

(6)
Includes 374,432 shares of Common Stock issuable to Mr. Priddy upon conversion of Series B-1 Preferred Stock convertible within 60 days of May 10, 2002 and 240,800 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of May 10, 2002. The information herein regarding Mr. Priddy is based on filings by Mr. Priddy with the Securities and Exchange Commission. The address for Mr. Priddy is 3291 Buffalo Drive, Suite 8, Las Vegas, Nevada 89129.

(7)
Includes 586,582 shares issuable upon exercise of stock options exercisable within 60 days of May 10, 2002. Mr. Prioleau is Intraware's President and a member of Intraware's Board of Directors.

(8)
Includes 153,332 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of April 30, 2001. Mr. Brentano is Intraware's Senior Vice President of Technology and Operations.

(9)
Includes 22,916 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of May 10, 2002. Also includes an aggregate of 2,500 shares of Common Stock held by the Teri Pensky Irrevocable Trust, Valerie Pensky Irrevocable Trust, John Pensky Irrevocable Trust, Scott Pensky Irrevocable Trust, and the Sean Curtis Irrevocable Trust. Mr. Pensky is Intraware's Senior Vice President of SubscribeNet.

(10)
Includes 74,374 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of May 10, 2002. Mr. Dunlap is Intraware's Senior Vice President of Business Development.

(11)
Includes 59,375 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of May 10, 2002. Also includes 27,624 shares of Common Stock issuable upon conversion of Series A Preferred Stock convertible within 60 days of May 10, 2002 and 2,762 shares of Common Stock issuable upon exercise of a warrant within 60 days of May 10, 2002, held by Ronald E. F. Codd, trustee of the Codd Revocable Trust. Mr. Codd is a member of Intraware's Board of Directors.

(12)
Includes 56,875 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of April 30, 2001. Mr. Baer is a member of the Intraware's Board of Directors.

(13)
Includes an aggregate of 1,572,726 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of May 10, 2002, upon conversion of Series A Preferred Stock convertible within 60 days of May 10, 2002, and upon exercise of warrants exercisable within 60 days of May 10, 2002. Certain of these shares are subject to repurchase at cost, which right of repurchase lapses at the rate of 1/4th at the end of one year from the date of grant and 1/48th of each month thereafter.

Series A Preferred Stock

	Shares Beneficially Owned (Series A Preferred Stock)		Shares Beneficially Owned (as converted into Common Stock)
Name and Address
	Number	Percentage	Number	Percentage
Mark B. Hoffman(1)	552,486	35.7%	607,734	*
Margaret Taylor	243,093	15.7%	243,093	*
George M. Drysdale(2)	276,243	17.9%	138,122	*
Drysdale Partners	138,121	8.9%	138,121	*
David A. Duffield Trust	110,497	7.1%	110,497	*
Global Undervalued Securities	138,121	8.9%	138,121	*
Victor B. MacFarlane	110,497	7.1%	110,497	*
Ronald E. F. Codd	30,386	*	30,386	*
Laurence M. Baer	—	*	—	*
James A. Brentano	—	*	—	*
Michael S. Falk	—	*	—	*
Peter H. Jackson	—	*	—	*
Norman A. Pensky	—	*	—	*
Frost R. R. Prioleau	—	*	—	*
All directors and executive officers as a group (11 Persons)	580,110	37.5%	580,110	*

*
Less than 1% of the outstanding shares of Common Stock.

(1)
Includes 552,486 shares of Series A Preferred Stock held by Mr. Hoffman as trustee of the Hoffman Family Trust. Mr. Hoffman is Chairman of our Board of Directors.

(2)
Includes 138,121 shares of Series A Convertible Preferred Stock owned by Drysdale Partners.

Series B-1 Preferred Stock

	Shares Beneficially Owned (Series B-1 Preferred Stock)		Shares Beneficially Owned (as converted into Common Stock)
Name and Address
	Number	Percentage	Number	Percentage
Michael S. Falk(1)	22,770	22.6%	211,061	*
Robert Priddy	31,135	30.9%	374,869	*
J.F. Shea & Co.	26,198	26.0%	315,425	*
Commonwealth Associates, LP	5,240	5.2%	63,090	*
Keith Rosenbloom	5,126	5.1%	61,722	*
Mark B. Hoffman	—	*	—	*
John V. Balen	—	*	—	*
Ronald E. F. Codd	—	*	—	*
Laurence M. Baer	—	*	—	*
James A. Brentano	—	*	—	*
Peter H. Jackson	—	*	—	*
Norman A. Pensky	—	*	—	*
Frost R. R. Prioleau	—	*	—	*
All directors and executive officers as a group (11 Persons)	—	*	—	*

*
Less than 1% of the outstanding shares of Common Stock.

(1)
Includes 5,240 shares of Series B-1 Preferred Stock (63,090 shares on an as converted to common stock basis) owned by Commonwealth Associates, LP. The relationship between Mr. Falk and Commonwealth Associates, LP is described in footnote (1) under the Common Stock table in this Item 12—Security Ownership of Certain Beneficial Owners and Management.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Michael Falk, who was a member of our Board of Directors during the year ended February 28, 2002 and up until May 9, 2002, is Chairman, Chief Executive Officer, and President of Commonwealth Associates, L.P. Travis L. Provow, who was a member of our Board of Directors during the year ended February 28, 2002 and up until May 9, 2002 is a manager of ComVest Management, LLC, which is wholly owned by Commonwealth Associates Management Company, Inc. Commonwealth Associates Management Company is the general partner of Commonwealth Associates. Commonwealth Associates acted as placement agent in our Series B financing, in which Intraware issued an aggregate of 360,000 shares of Preferred Stock for aggregate gross proceeds of $3.6 million. For its placement agency services in that transaction, we paid Commonwealth $216,000 in fees and reimbursed them for $60,000 in expenses. Commonwealth also acted as placement agent in our financings completed in August and September of 2001, in which we issued promissory notes and warrants in a private placement to a group of institutional and individual investors, for aggregate gross proceeds of $6.15 million and $850,000 respectively. For its placement agency services in that transaction, we paid Commonwealth $350,000 in fees, reimbursed them for $35,000 in expenses, and issued to them a warrant for 700,000 shares of our common stock with an exercise price of $0.01. Commonwealth also acted as placement agent in our financing completed in May 2002, in which we issued common stock and warrants in a private placement to institutional and individual investors, for aggregate gross proceeds of $3.9 million. For its placement agency services in that transaction, we paid Commonwealth $231,400 in fees and reimbursed them for $70,000 in expenses.

        Mr. Falk is the chairman and principal shareholder of Commonwealth Associates Management Company. Commonwealth Associates Management Company owns ComVest Management, LLC, which is the general partner of ComVest Venture Partners, L.P. Mr. Provow is President and Managing Director of ComVest Venture Partners. Comvest Venture Partners purchased 200,000 shares of our Series B Preferred Stock and a warrant for 400,000 shares of our Common Stock with an exercise price of $1.125 per share, for $2,000,000 in our April 2001 financing. ComVest also purchased our 8% Senior Secured Promissory Notes with a face value of $3,000,000, and a warrant for 3,000,000 shares of our Common Stock with an exercise price of $0.01 per share, for $3,000,000 in our August 2001 financing. ComVest also purchased 250,000 shares of our Common Stock and a warrant for 50,000 shares of our Common Stock for $250,000 in our May 2002 financing.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1.    FINANCIAL STATEMENTS

      See Item 8 above.
 2.    FINANCIAL STATEMENT SCHEDULES

      See Page 45 below.

  3.    EXHIBITS

Exhibit Number
2.1(3)	Agreement and Plan of Reorganization dated as of June 9, 2000, as amended, by and among Intraware, Steelers Acquisition Corp., Janus Technologies, Inc. and the shareholders named therein.
2.2
Asset Purchase Agreement dated as of May 15, 2002 by and between Intraware, Inc. and Computer Associates International, Inc. (the Registrant agrees to furnish a copy of any omitted schedule to the Commission upon request.)
3.1(i).1(10)	Amended and Restated Certificate of Incorporation of Intraware.
3.1(i).2(8)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock.
3.1(i).3(10)	Certificate of Elimination of Series B Certificate of Designation Preference and Rights of Series B Convertible Preferred Stock.
3.1(i).4(10)	Certificate of Designation Preference and Rights of Series B-1 Convertible Preferred Stock.
3.2(11)	Amended and Restated Bylaws of Intraware.
4.1(1)	Specimen Common Stock Certificate.
4.2(4)	Form of Warrant issued in connection with the June 2000 sale of Series A, B and C Preferred Stock.
4.3(7)	Form of Warrant issued in connection with the January 2001 sale of Series A Convertible Preferred Stock.
4.4(8)	Form of Warrant issued in connection with the April 2001 sale of Series B Convertible Preferred Stock.
4.5	Warrant dated May 22, 2001.
10.1(1)	Form of Indemnification Agreement between Intraware and each of its directors and officers.
10.2(12)	1996 Stock Option Plan, as amended, and form of agreements thereunder.
10.3(1)	1998 Employee Stock Purchase Plan and form of agreements thereunder.
10.4(12)	1998 Director Option Plan and form of agreements thereunder.
10.5(1)	Form of Registration and Information Rights Agreement.

10.6(13)	Alliance Agreement between Globetrotter Software, Inc. and Intraware dated January 15, 2002.
10.7(1)	Sleepy Hollow Investment Company Office Lease made August 23, 1996 between Sleepy Hollow Investment Company and Intraware.
10.8(1)	First Amendment to the Lease for Intraware entered into as of May 5, 1997 by and between Intraware and Sleepy Hollow Investment Company I.
10.9(1)	Second Amendment to the Lease for Intraware entered into as of March 31, 1998 by and between Intraware and Sleepy Hollow Investment Company I.
10.10(1)	Master Lease Agreement dated September 9, 1998 between Comdisco, Inc. and Intraware.
10.11(1)	Addendum and Equipment Schedules to the Master Lease Agreement dated as of September 9, 1998 between Intraware, as Lessee and Comdisco, Inc., as Lessor.
10.12(2)+	Intraware Services Agreement effective as of July 1, 1999, between Sun Microsystems, Inc. and Intraware.
10.13(2)	Sun Channel Agreement Master Terms effective as of September 1, 1999 between Sun Microsystems, Inc.
10.14(6)	Registration Rights Agreement dated as of January 10, 2001, by and among Intraware and the investors set forth therein.
10.15(7)	Registration Rights Agreement, dated January 12, 2001, by and among Intraware and the investors set forth therein.
10.16(8)	Form of Registration Rights Agreement dated April 2, 2001, by and among Intraware and the investors set forth therein.
10.17(7)	Preferred Stock and Warrant Purchase Agreement, dated January 12, 2001, by and among Intraware and the investors set forth therein.
10.18(6)	Form of Redemption and Amendment Agreement, dated as of January 10, 2001, by and among Intraware and the investors set forth therein.
10.19(4)	Securities Purchase Agreement dated as of June 29, 2000 by and among Intraware and the investors listed on the Schedule of Buyers.
10.20(8)	Form of Subscription Agreement, dated April 2, 2001, between Intraware and the purchasers of Intraware's Series B Convertible Preferred Stock.
10.21(8)	Form of Placement Agency Agreement, dated April 2, 2001 between Intraware and the placement agent for the offering of the Series B Convertible Preferred Stock.
10.22(9)	Form of Change of Control Severance Agreement between Intraware, Inc. and certain executive officers of Intraware.
10.23(10)	Form of Warrant relating to Company's Bridge Financing.
10.24(10)	Exchange Agreement, dated August 31, 2001 by and among Intraware and the investors named therein.
10.25(10)	Registration Rights Agreement, dated August 31, 2001 by and among Intraware, Inc. and the investors named therein.

10.26(13)	Sales Alliance Agreement dated June 28, 2001 between Corpsoft, Inc. and Intraware, Inc.
23.1	Consent of Independent Accountants.

+
Confidential treatment has been granted for certain portions of this exhibit.

(1)
Incorporated by reference to Intraware's Registration Statement on Form S-1 (File No. 333-69261).

(2)
Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the Quarter ended November 30, 1999 (File No. 000-25249).

(3)
Incorporated by reference to Intraware's Current Report on Form 8-K dated June 9, 2000 (File No. 000-25249)

(4)
Incorporated by reference to Intraware's Current Report on Form 8-K dated June 29, 2000 (File No. 000-25249).

(5)
Incorporated by referenced to Intraware's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000.

(6)
Incorporated by reference to Intraware's Current Report on Form 8-K dated January 12, 2001 (File No. 000-25249) and filed with the Securities and Exchange Commission on January 16, 2001.

(7)
Incorporated by reference to Intraware's Current Report on Form 8-K dated January 12, 2001 (File No. 000-25249) and filed with the Securities and Exchange Commission on January 23, 2001.

(8)
Incorporated by reference to Intraware's Current Report on Form 8-K dated April 2, 2001 (File No. 000-25249).

(9)
Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the Quarter ended May 31, 2001.

(10)
Incorporated by reference to Intraware's Current Report on Form 8-K dated August 31, 2001 (File No. 000-25249) and filed with the Securities and Exchange Commission on September 21, 2001.

(11)
Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the Quarter ended August 31, 2001 (File No. 000-25249)

(12)
Incorporated by reference to Intraware's Annual Report on Form 10-K for the year ended February 28, 2001 (File No. 000-25249)

(13)
To be filed by amendment to this Annual Report on Form 10-K.

(b)
REPORTS ON FORM 8-K

        None.

(c)
EXHIBITS

        See Item 14(a)(3) above.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Intraware, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated April 5, 2002, except as to events described in Note 15, which is dated May 28, 2002, also included an audit of the financial statement schedule listed in item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PRICEWATERHOUSECOOPERS LLP

San Francisco, California
April 5, 2002

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions charged/(recoveries) to costs and expenses	Write-offs	Balance at end of period
Allowance for doubtful accounts:
Year ended February 28, 2002	$1,428,470	$(497,856)	$850,614	$80,000
Year ended February 28, 2001	$541,500	$1,417,791	$530,821	$1,428,470
Year ended February 29, 2000	$165,000	$502,490	$125,990	$541,500

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRAWARE, INC.
By:	/s/ PETER H. JACKSON Peter H. Jackson President, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ PETER H. JACKSON (Peter H. Jackson)	Chief Executive Officer and Director (Principal Executive Officer)	May 29, 2002
/s/ FROST R. R. PRIOLEAU (Frost R. R. Prioleau)	President and Director	May 29, 2002
/s/ WENDY A. NIETO (Wendy A. Nieto)	Chief Financial Officer (Principal Accounting Officer)	May 29, 2002
/s/ LAURENCE M. BAER (Laurence M. Baer)	Director	May 29, 2002
(Ronald E. F. Codd)	Director	May 29, 2002
/s/ MARK B. HOFFMAN (Mark B. Hoffman)	Director	May 29, 2002

CONSENT OF INDEPENDENT ACCOUNTANTS

        We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-53902, 333-93823 and 333-74209) and on Form S-3 (Nos. 333-65112 and 333-53858) of Intraware, Inc. of our report dated April 5, 2002, except as to events described in Note 15 which is as of May 28, 2002, relating to the financial statements and our report dated April 5, 2002 relating to the financial statement schedule, which appear in this Form 10-K.

PricewaterhouseCoopers LLP

San Francisco, California
May 29, 2002

INTRAWARE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants

To the Board of Directors and Stockholders of Intraware, Inc.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Intraware, Inc. and its subsidiaries at February 28, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, working capital deficiencies and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

San Francisco, California
April 5, 2002, except as to
events described in Note 15
which is dated May 28, 2002

INTRAWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for per share amounts)

	February 28, 2002	February 28, 2001
ASSETS
Current assets:
Cash and cash equivalents	$2,979	$7,046
Restricted cash	—	1,739
Accounts receivable, net	2,717	9,700
Prepaid licenses, services and cost of deferred revenue	4,028	22,412
Other current assets	928	2,584

Total current assets	10,652	43,481
Cost of deferred revenue	357	1,780
Property and equipment, net	5,900	14,003
Intangible assets, net	8,562	20,825
Other assets	1,048	138

Total assets	$26,519	$80,227

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS' EQUITY
Current liabilities:
Bank borrowings	$—	$3,261
Notes payable	5,210	—
Warrants	347	—
Accounts payable	5,930	15,360
Accrued liabilities	1,071	3,939
Deferred revenue	5,668	26,046
Capital lease and other obligations	1,746	2,363

Total current liabilities	19,972	50,969
Deferred revenue	855	2,825
Capital lease and other obligations	2,235	3,339

Total liabilities	23,062	57,133

Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.0001 par value; 10,000 shares authorized; 1,658 and 2,873 shares issued and outstanding at February 28, 2002 and 2001, respectively (aggregate liquidation preference of $3,915 and $5,100 at February 28, 2002 and 2001, respectively)	3,347	4,666

Stockholders' equity:
Common stock; $0.0001 par value; 250,000 shares authorized, 40,447 and 28,375 shares issued and outstanding at February 28, 2002 and 2001, respectively	4	3
Additional paid-in capital	144,140	130,625
Unearned compensation	(1,618)	(4,462)
Accumulated deficit	(142,416)	(107,738)

Total stockholders' equity	110	18,428

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$26,519	$80,227

The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	For the years ended
	February 28, 2002	February 28, 2001	February 29, 2000
Revenues:
Software product sales	$36,801	$98,809	$84,495
Online services and technology	15,491	23,027	12,419

Total revenues	52,292	121,836	96,914

Cost of revenues:
Software product sales	29,304	80,417	72,380
Online services and technology	3,752	4,773	2,002

Total cost of revenues	33,056	85,190	74,382

Gross profit	19,236	36,646	22,532

Operating expenses:
Sales and marketing	12,712	37,564	32,042
Product development	10,119	19,632	9,788
General and administrative	6,898	20,451	8,883
Restructuring	2,356	2,841	—
Loss on abandonment of assets	6,735	6,019	—
Merger and acquisition related costs including amortization of intangibles	8,522	8,545	2,457

Total operating expenses	47,342	95,052	53,170

Loss from operations	(28,106)	(58,406)	(30,638)
Interest expense	(2,728)	(660)	(118)
Interest income and other income and expenses	(3,844)	675	2,805

Net loss	(34,678)	(58,391)	(27,951)
Deemed dividend due to beneficial conversion feature of preferred stock, mandatorily redeemable convertible preferred stock accrued dividend and accretion to liquidation value	(2,696)	(10,026)	—

Net loss attributable to common stockholders	$(37,374)	$(68,417)	$(27,951)

Basic and diluted net loss per share attributable to common stockholders	$(1.18)	$(2.57)	$(1.14)

Weighted average shares—basic and diluted	31,690	26,647	24,532

The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(in thousands)

						Initial public offering proceeds receivable
	Preferred stock		Common stock				Accumulated other comprehensive gain (loss)	Note receivable from stockholder
					Additional paid-in capital				Unearned compensation	Accumulated deficit	Stockholders' equity	Accumulated comprehensive income (loss)
	Shares	Amount	Shares	Amount
Balance at February 28, 1999	—	$—	24,891	$3	$95,212	$(59,520)	$—	$(85)	$(11,378)	$(22,564)	$1,668
Exercise of stock options, net of repurchase of unvested stock	—	—	258	—	439	—	—	—	—	—	439
Issuance of common stock	—	—	477	—	5,096	—	—	—	—	—	5,096
Issuance of common stock for employee stock purchase program	—	—	52	—	713	—	—	—	—	—	713
Repayment of stockholder note	—	—	—	—	—	—	—	85	—	—	85
Issuance of common stock for BITSource, Inc.	—	—	315	—	6,814	—	—	—	—	—	6,814
Adjustment to conform fiscal year ends for pooled acquisition	—	—	—	—	—	—	—	—	—	1,168	1,168
Proceeds from initial public offering	—	—	—	—	—	59,520	—	—	—	—	59,520
Unearned compensation	—	—	—	—	60	—	—	—	(60)	—	—
Deferred stock-based compensation for options forfeited	—	—	—	—	(1,297)	—	—	—	1,297	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	3,187	—	3,187
Unrealized investment loss	—	—	—	—	—	—	(136)	—	—	—	(136)	(136)
Net loss	—	—	—	—	—	—	—	—	—	(27,951)	(27,951)	(27,951)

Total comprehensive loss												(28,087)

Balance at February 29, 2000	—	—	25,993	3	107,037	—	(136)	—	(6,954)	(49,347)	50,603
Exercise of stock options, net of repurchase of unvested stock	—	—	213	—	681	—	—	—	—	—	681
Issuance of common stock for employee stock purchase program	—	—	250	—	1,719	—	—	—	—	—	1,719
Issuance of common stock for Janus Technologies, Inc. including deferred stock-based compensation	—	—	1,169	—	20,600	—	—	—	(1,500)	—	19,100
Issuance of preferred stock with warrants, net of issuance costs of $165	2,876	25,435	—	—	4,600	—	—	—	—	—	4,600
Redemption of preferred stock	(3)	(25,480)	750	—	2,126	—	—	—	—	—	2,126
Accretion of preferred stock to redemption value and deemed dividend relating to beneficial conversion feature	—	9,377	—	—	(10,026)	—	—	—	—	—	(10,026)
Beneficial conversion feature on preferred stock	—	(4,666)	—	—	4,666	—	—	—	—	—	4,666
Deferred stock-based compensation for options forfeited	—	—	—	—	(778)	—	—	—	778	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	3,214	—	3,214
Unrealized investment gain	—	—	—	—	—	—	136	—	—	—	136	136
Net loss	—	—	—	—	—	—	—	—	—	(58,391)	(58,391)	(58,391)

Total comprehensive loss												$(58,255)

Balance at February 28, 2001	2,873	4,666	28,375	3	130,625	—	—	—	(4,462)	(107,738)	18,428
Exercise of stock options, net of repurchased common stock	—	—	39	—	41	—	—	—	—	—	41
Issuance of common stock for employee stock purchase program	—	—	302	—	253	—	—	—	—	—	253
Deferred stock-based compensation for options forfeited	—	—	—	—	(386)	—	—	—	386	—	—
Issuance of preferred stock with warrants, net of issuance costs of $380	360	2,696	—	—	524	—	—	—	—	—	524
Beneficial conversion feature on preferred stock	—	(2,696)	—	—	2,696	—	—	—	—	—	2,696
Deemed dividend relating to beneficial conversion feature on preferred stock	—	2,696	—	—	(2,696)	—	—	—	—	—	(2,696)
Issuance of warrants in connection with reseller arrangement	—	—	—	—	1,588	—	—	—	—	—	1,588
Amortization of unearned compensation	—	—	—	—	—	—	—	—	2,555	—	2,555
Options and warrants issued for services	—	—	—	—	226	—	—	—	—	—	226
Conversion of preferred stock into common stock	(1,575)	(4,015)	4,318	—	4,015	—	—	—	—	—	4,015
Options issued below fair value	—	—	—	—	97	—	—	—	(97)	—	—
Exercise of common stock warrants	—	—	7,413	1	7,157	—	—	—	—	—	7,158
Net loss	—	—	—	—	—	—	—	—	—	(34,678)	(34,678)	(34,678)

Total comprehensive loss												$(34,678)

Balance at February 28, 2002	1,658	$3,347	40,447	$4	$144,140	$—	$—	$—	$(1,618)	$(142,416)	$110

The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	February 28, 2002	February 28, 2001	February 29, 2000
Cash flows from operating activities:
Net loss	$(34,678)	$(58,391)	$(27,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,590	5,083	951
Amortization of intangibles	8,524	8,545	2,457
Amortization of unearned compensation	2,555	3,214	3,187
Provision for (recovery of) doubtful accounts	(1,349)	887	377
Loss on abandonment of assets	6,735	7,146	—
Warrants adjustment to fair value	3,974	—	—
Amortization of discount on note payable	1,717	—	—
Amortization of warrant charge offset against revenue	652	—	—
Common stock issued for services	226	—	—
Adjustment to conform fiscal year ends for pooled acquisition	—	—	1,168
Changes in assets and liabilities:
Accounts receivable	8,332	25,577	(22,998)
Prepaid licenses and services	19,807	3,983	(11,627)
Other assets	2,158	745	192
Accounts payable	(9,430)	(28,250)	23,946
Accrued liabilities	(2,868)	(2,093)	2,301
Deferred revenue	(22,348)	(3,053)	17,349

Net cash used in operating activities	(10,403)	(36,607)	(10,648)

Cash flows from investing activities:
Purchase of property and equipment	(235)	(10,595)	(7,180)
Purchase of investments	—	(9,786)	(38,344)
Proceeds from sales of investments	—	40,794	7,472
Proceeds (payments) for acquisitions, net of cash acquired	—	187	(2,554)
Restricted cash	1,739	(1,739)	—
Proceeds from sale of fixed assets	265	635	—

Net cash provided by (used in) investment activities	1,769	19,496	(40,606)

Cash flows from financing activities:
Proceeds from bank borrowings	—	1,640	500
Repayments of bank borrowings	(3,261)	—	(1,371)
Proceeds from initial public offering	—	—	59,520
Proceeds from notes payable and warrants, net of issuance costs	6,399	—	—
Proceeds from preferred stock and warrants, net	3,220	30,035	—
Payments for redemption of preferred stock and warrants	—	(23,354)	—
Dividends paid	—	(649)	—
Proceeds from common stock	296	2,400	6,248
Proceeds from payment of stockholder note receivable	—	—	85
Principal payments on capital lease obligations	(2,087)	(1,928)	(547)

Net cash provided by financing activities	4,567	8,144	64,435

Net increase (decrease) in cash and cash equivalents	(4,067)	(8,967)	13,181
Cash and cash equivalents at beginning of the year	7,046	16,013	2,832

Cash and cash equivalents at end of the year	$2,979	$7,046	$16,013

Supplemental disclosure of cash flow information:
Cash paid for interest	$699	$660	$118
Supplemental non-cash activity:
Property and equipment leases	$366	$6,069	$883
Prepaid maintenance leases	$—	$349	$—
Common stock and options issued for acquisitions	$—	$20,600	$43,364
Common stock and warrants issued for preferred stock redemption	$—	$2,140	$—
Common stock issued for preferred stock conversion and warrant exercises	$11,171	$—	$—

        The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Overview

        We were incorporated in Delaware on August 14, 1996. We are a leading provider of electronic software delivery and management (ESDM) services to enterprise software companies. Using our ESDM solutions, software companies can reduce their costs, improve their customer satisfaction, strengthen their compliance with U.S. export laws, and better understand how their customers are using their software.

Principles of consolidation

        These consolidated financial statements include our accounts and those of our wholly owned subsidiaries. We have eliminated all significant inter-company balances and transactions.

Liquidity considerations

        We have suffered recurring losses and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. Although we restructured our operations in December 2000 and August 2001 in order to reduce discretionary spending, raised additional capital during fiscal year 2002 and continue to seek additional revenue through sales of our services, there is no assurance that we will succeed in generating sufficient revenue to enable us to continue operations. Subsequent to February 28, 2002, the Company raised additional capital (See Note 15).

        Our future capital requirements will depend on many factors, including our ability to increase revenue levels and reduce costs of operations to generate positive cash flows, the timing and extent of spending to support expansion of sales and marketing, and market acceptance of our products and timeliness of collections of our accounts receivable. Although we have historically been able to satisfy our cash requirements, there can be no assurance that we will be able to do so in the future. Our future capital needs will be highly dependent upon our ability to control expenses and online services and technology revenues, and any projections of future cash needs and cash flows are subject to substantial uncertainty. Our ability to raise additional capital, if necessary, may be weakened as a result of the transfer of our listing to the Nasdaq SmallCap Market (See Note 15).

        While we are taking steps to improve our sales efforts and are controlling our expenditures, there can be no assurance that we will succeed in obtaining additional funding resources, generating sufficient cash from operations, or achieving profitability.

Use of estimates

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

        We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are composed primarily of short-term certificates of deposit. Restricted cash equivalents consist of certificates of deposit required as collateral for our letters of credit (See Note 5).

Concentration of credit risk

        Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. Deposits in these financial institutions may exceed the amount of insurance, if any, provided on such deposits. Our accounts receivable are derived from revenue earned from customers located primarily in the United States of America. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon our historical experience and the expected collectibility of all accounts receivable.

        During the years ended February 28, 2002, February 28, 2001, and February 29, 2000, one, zero and zero customers accounted for greater than 10% of total revenue, respectively.

        As of February 28, 2002 and February 28, 2001, two and zero customers accounted for greater than 10% of our accounts receivable, respectively.

Fair value of financial instruments

        Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and bank borrowings are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

        We consider all investments with original maturities of more than three months and less than one year to be short-term marketable securities and all investments with maturities greater than one year to be long-term marketable securities. These investments are carried at fair-market-value and are classified as "available-for-sale". Changes in fair market value are recorded as a component of other comprehensive income until realized. Realized gains and losses are determined based on the specific identification method and are reflected in other income and unrealized gains and losses are reflected on the statement of stockholders' equity as other comprehensive income/loss.

        As of February 28, 2002 and 2001, we did not have any short-term or long-term investments.

Property and equipment

        Property and equipment are stated at cost less accumulated depreciation. We provide for depreciation by charges to expense, which are sufficient to recover the cost of the assets over their estimated useful lives on a straight-line basis. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvement. Depreciation and amortization periods by principal classifications are as follows:

Furniture and office equipment	5 years
Computer equipment and software	3 years
Leasehold improvements	1 - 5 years

        When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the asset and accumulated depreciation accounts, respectively. Upon the disposition of property and equipment, the accumulated depreciation is deducted from the original cost and any gain or loss on that sale or disposal is credited or charged to other income.

        Maintenance, repairs, and minor renewals are charged to expense as incurred.

        Expenditures, which substantially increase an asset's useful life, are capitalized.

Intangible assets

        Intangible assets are stated at cost less amortization and consist of goodwill, acquired technology and assembled workforce and are amortized on a straight line basis over the estimated periods of benefit, which are as follows:

Goodwill	5 years
Acquired technology	2 to 3 years
Assembled workforce	1.5 to 4 years
Trademarks	4 years

        Goodwill represents the excess of cost over the fair value of the net assets acquired in acquisitions.

        Amortization expense of goodwill and intangibles totaled $8.5 million for both the years ended February 28, 2002 and 2001. Amortization expense of goodwill and intangibles totaled $2.5 million for the year ended February 29, 2000.

        On March 1, 2002 we will adopt SFAS No. 142 "Goodwill and Other Intangible Assets," and cease to amortize goodwill. In lieu of amortization, we will be required to perform an impairment review of our goodwill balance upon the adoption of SFAS No. 142, and thereafter, periodically evaluate goodwill for impairment.

Long-lived assets

        As of February 28, 2002, we assessed the impairment of identifiable tangible and intangible long-lived assets and related goodwill in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." We also assessed the impairment of enterprise level goodwill periodically in accordance with the provision of Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we compare the book value of such assets to the future undiscounted cash flows attributed to those assets. If the book value is less than the future undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. During the year ended February 28, 2002 we wrote off approximately $3.7 million of certain intangibles (see Note 12).

Revenue recognition

        We derive software product revenues from resold licenses and maintenance for multiple business software product lines. We derive online services and technology revenues primarily from software maintenance outsourcing services, from professional services and from the sale of proprietary software licenses and related maintenance.

        We recognize revenue when all of the following conditions are met:

  •
  There is persuasive evidence of an arrangement;

  •
  We have delivered the software product or service to the customer;

  •
  We believe that collection of these fees is reasonably assured; and

  •
  The amount of fees to be paid by the customer is fixed or determinable.

        We obtain vendor specific objective evidence of fair value for the maintenance element of the resold and proprietary software arrangements based on historical and contractual renewal rates for maintenance. In such cases, we defer the maintenance revenue at the outset of the arrangement and recognize it ratably over the period during which the maintenance is to be provided (generally 12 months), which normally commences on the date the software is delivered.

        We defer services revenue related to software maintenance outsourcing services (Intraware SubscribeNet) and professional services and generally recognize them ratably over the term of the service arrangement. The revenue is included in online services and technology.

Deferred revenue

        Deferred revenue consists primarily of billings or payments received in advance of revenue recognition from the sale of licenses, maintenance, software update management services and research and evaluation services and is recognized as revenue recognition criteria are met.

Prepaid licenses, services and cost of deferred revenue

        Prepaid license and services consist primarily of orders for license and subscription services in advance of resale and are expensed when the related revenue is recognized. In addition to these orders, cost of deferred revenue consists of third party maintenance that has been deferred and recognized over the service period (generally 12 months).

Internal-use software costs

        During fiscal 2000, we adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs for the development of internal use software should be capitalized, including the costs of coding, software configuration, upgrades and enhancements. Product development costs include costs incurred by us to develop, enhance and manage our website and online services. Capitalized costs of computer software developed or obtained for internal use were approximately $96,000 and $4.1 million for the years ended February 28, 2002 and 2001, respectively. We did not capitalize any costs during the year ended February 29, 2000. These costs are amortized over three years. For the years ended February 28, 2002 and 2001, depreciation expense for costs of computer software developed or obtained for internal use was approximately $2.3 million and $1.8 million, respectively.

Advertising expense

        We utilize print and online advertising, trade shows, seminars, direct mail, online promotions and regional marketing development to expand brand and product awareness in the information technology professional community. Costs incurred for presence on third-party web sites are recognized ratably over the term of the arrangements. Costs incurred for Internet page impressions are recognized as such impressions are delivered. All other advertising costs are expensed as incurred. Advertising costs amounted to approximately $590,000 for the year ended February 28, 2002, $7.9 million for the year ended February 28, 2001 and $10.0 million for the year ended February 29, 2000.

Stock-based compensation

        We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and its related interpretations and comply with the disclosure provisions of SFAS No. 123,

"Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services."

Income taxes

        Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced by a valuation allowance, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Net loss per share

        Basic net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period excluding shares subject to repurchase. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and potential common shares outstanding during the period if the effect is dilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon the conversion of preferred stock.

        The following table sets forth the computation of basic and diluted net loss per share as well as securities that are not included in the diluted net loss per share attributable to common stockholders calculation because to do so would be antidilutive (in thousands):

	For the years ended
	February 28, 2002	February 28, 2001	February 29, 2000
Numerator:
Net loss attributable to common stockholders	$(37,374)	$(68,417)	$(27,951)

Denominator:
Weighted average shares	31,737	27,104	25,600
Weighted average unvested common shares subject to repurchase	(47)	(457)	(1,068)

Denominator for basic and diluted calculation	31,690	26,647	24,532

Basic and diluted net loss per share attributable to common stockholders	$(1.18)	$(2.57)	$(1.14)

Antidilutive securities including options, warrants, convertible redeemable preferred stock and unvested common shares subject to repurchase not included in net loss per share attributable to common stockholders	14,701	10,928	4,557

Segment information

        We adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." We identify our operating segments based on business activities, management responsibility and geographical location. During the years ended February 28, 2002 and 2001 and February 29, 2000, we operated in a single business segment providing online purchasing and delivery services for business software in the United States of America.

Recent accounting pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", collectively referred to as the "Standards". SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations." The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 we reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

        We will adopt the provisions of SFAS 142 in our first quarter-ending May 31, 2002. We are in the process of preparing for the adoption of SFAS 142 and are making the determinations as to what our reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. In connection with the adoption of SFAS 142, we expect to reclassify $1.2 million of intangibles assets to goodwill. We expect that we will no longer record amortization of $7.0 million relating to our existing goodwill and indefinite-lived intangibles, as adjusted for the reclassifications previously mentioned. We will also evaluate the useful lives assigned to our intangible assets, however we do not anticipate changes to their useful lives.

        SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. We expect to complete the first step of the goodwill impairment test during the first quarter of our fiscal year 2003. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of our fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. We do not expect a significant impact of these transitional impairment tests to our earnings or financial position. We will include all remaining goodwill and other identifiable intangibles related to the disposed assets and liabilities of our Asset Management business (see Note 15).

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are required to be adopted during our fiscal year beginning March 1, 2002, however early adoption is acceptable. The disposition of our Asset Management Business (see Note 15) will be recognized under SFAS 144. The adoption is not expected to have a significant impact on our earnings and financial position.

        In November 2001, the FASB Emerging Task Force ("EITF") reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. We do not expect the adoption of EITF 01-09 in the first quarter of fiscal 2003 to have a significant impact on our earnings and financial position.

        In November 2001, the EITF reached a consensus on EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred," which includes, among other things, guidance on EITF No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"). EITF No. 01-14, as it relates to EITF No. 99-19, is to be applied for financial reporting periods beginning after December 15, 2001 and generally requires that a company recognize as revenue, travel expense and other reimbursable expenses billed to customers. Upon adoption in accordance with the transition guidelines of EITF No. 01-14, all prior period amounts will be reclassified in the financial statements for comparative purposes. We will adopt EITF 01-14 during the first quarter of fiscal 2003. Adoption will require us to classify reimbursements that we receive from Corporate Software relating to maintaining a team dedicated to sales of iPlanet software licenses and maintenance from operating expenses to revenue (see Note 2). All prior year amounts will be reclassified to conform to the current presentation upon adoption. During the year ended February 28, 2002, we were reimbursed approximately $937,000 relating to the reimbursement of the sales team salaries. We are currently in the process of evaluating any further impact of the adoption of EITF No. 01-14. However, the adoption of EITF No. 01-14 will not affect our basic net loss per share, financial position, results of operations, or cash flows.

Reclassification

        Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2    Alliances

SubscribeNet Referral Agreement with Globetrotter Software Inc.

        In January 2002 we entered into an alliance agreement with Globetrotter Software, Inc., a leading publisher of digital rights management software and a division of Macrovision Corporation. Globetrotter markets software technology called FLEXlm, which Independent Software Vendors ("ISVs") incorporate into their software packages to help ensure that their customers comply with license terms when accessing and using the software packages. Globetrotter also markets a software product called GTlicensing, through which customers of FLEXlm-enabled software can purchase new licenses for that software over the Internet. Under our agreement with Globetrotter, we have integrated Globetrotter's GTlicensing software with Intraware's SubscribeNet service. This expanded SubscribeNet service now gives ISVs a centralized hub, privately branded and hosted by Intraware, for managing the online delivery and licensing of their software to their end-users.

        Globetrotter and Intraware market the integrated offering collaboratively, but sell our respective products and services to customers separately. The parties pay referral fees to one another for completed sales. The current term of the agreement expires in January 2003, but may be extended for up to three subsequent one-year periods if we meet certain sales goals.

SubscribeNet and Fulfillment Service Agreement with Sun Microsystems, Inc.

        In October 1998 we entered into a services agreement with Netscape Communications Corporation ("Netscape") for our provision of the SubscribeNet service and other services to Netscape for its entire product line and worldwide customer base. In March 1999, America Online, Inc. ("America Online") acquired Netscape. America Online later formed an alliance with Sun Microsystems, Inc. ("Sun") to manage Netscape's business software division. In July 1999, we entered into a new services agreement with Sun, replacing the old services agreement with Netscape. Under the services agreement with Sun, we provided the SubscribeNet service and other maintenance services to Sun for the Netscape line of business software, which Sun sold under the brand "iPlanet." In December 2000, we amended the SubscribeNet services agreement to add a related service whereby we electronically delivered iPlanet software to fulfill initial software licenses purchased by customers directly from iPlanet (the "Fulfillment service"), and also extended the agreement term through June 2003. Subsequent to February 28, 2002 we entered into a new services agreement with Sun (See Note 15).

        At February 29, 2000, February 28, 2001 and 2002, deferred revenue under the July 1, 1999 Services Agreement between Sun and Intraware totaled approximately $1.9 million, $1.7 million and $913,000, respectively. During the years ended February 29, 2000 and February 28, 2001 and 2002, we recognized $2.1 million, $5.2 million and $3.0 million, respectively, of revenue related to this agreement.

Alliances for Resale of Argis Software Licenses and Related Services

  Computer Associates International, Inc.

        In July 2001 we signed an agreement with Computer Associates International, Inc., a leading provider of enterprise management software, for Computer Associates' resale of our Argis suite of products and maintenance to its customers worldwide. Computer Associates resold the Argis suite as an integrated component of its Unicenter infrastructure management software. Under the agreement, Computer Associates paid us our list fees, less prescribed discount percentages, for the Argis software products and related maintenance services. The current term of the agreement expires in July 2002 and may be renewed for subsequent periods. Subsequent to February 28, 2002 this agreement was terminated (See Note 15).

  Corporate Software

        In May 2001 we signed an agreement with CorpSoft, Inc. ("Corporate Software") a leading business software reseller and provider of software asset management solutions, for its resale of our Argis suite of products in North America. Under this agreement, our Argis suite was the exclusive information technology asset management repository solution being sold by Corporate Software in North America, and Corporate Software acted as our exclusive reseller of the Argis suite in North America. These exclusivity provisions of the agreement were subject to exceptions (including an exception for the above agreement with Computer Associates), and could terminate completely in certain circumstances. Corporate Software paid us our list fees, less prescribed discount percentages, for the Argis software products and related maintenance, training and professional services. We recognized the associated revenue based on the criteria described in Note 1. In addition, we agreed to issue to Corporate Software a fully-vested nonforfeitable warrant to purchase 800,000 shares of our Common Stock at $1.71 per share, the average closing price of our Common Stock from May 8, 2001 to May 21, 2001. Of the 800,000 shares subject to the warrant, 200,000 would have become exercisable on November 30, 2001, and 100,000 would have become exercisable on February 28, 2002 had Corporate Software attained prescribed sales goals for our fiscal quarters ended on those dates. However, Corporate Software did not attain those goals; therefore, these shares will become exercisable on the earlier of either May 22, 2005 (the fourth anniversary date of the agreement) or any termination of the agreement. Of the remaining 500,000 shares subject to the warrant, 100,000 will become exercisable on a quarterly basis, that Corporate Software attains its prescribed sales goals. If any of these sales goals are not attained, the relevant shares will become exercisable on the earlier of either May 22, 2005 or any termination of the agreement. The term of the warrant is ten years. The fair value of the warrant was computed using the Black-Scholes option-pricing model, was approximately $1.6 million on May 22, 2001. This fair value is recorded as prepaid distribution costs which are included in other assets and will be recognized as a reduction of revenue over the lesser of a ratable charge over the 24-month term of the arrangement or the period of time it takes for Corporate Software to generate $1.6 million in Argis revenue. At February 28, 2002, the unamortized portion of these prepaid distribution costs was approximately $936,000. During the year ended February 28, 2002 we recorded the amortization of these prepaid distribution costs as a non-cash offset to revenue of approximately $652,000. Subsequent to February 28, 2002, this agreement was assigned to Computer Associates in connection with our sale of our asset management software (See Note 15).

Resale of iPlanet Software by Intraware and Corporate Software

        In October 1998, we entered into an agreement with Netscape for our resale and electronic distribution of Netscape software to end-users in North America. The agreement also allowed us to use Netscape products internally. Following America Online's acquisition of Netscape and formation of an alliance with Sun to manage Netscape's business software division in early 1999, we signed an agreement with Sun for our resale and electronic distribution of Netscape business software (marketed by Sun under the brand "iPlanet") and maintenance services to end-users in North America. In July 2001, this agreement was replaced by a new agreement between Intraware and Sun for our resale and electronic distribution of iPlanet software and maintenance services in North America. Concurrently with entering into this July 2001 software resale agreement with Sun, we assigned the agreement to Corporate Software, as detailed below.

        In June 2001, we signed an agreement with Corporate Software under which we transferred to Corporate Software our iPlanet software resale business, including our agreement with Sun for resale of iPlanet software and maintenance services. Corporate Software has assumed primary responsibility for resale of iPlanet software and related maintenance under that agreement with Sun. However, we continue to assist Corporate Software in its sales and marketing of iPlanet software and maintenance, and also provide our SubscribeNet service to Corporate Software to enable it to deliver iPlanet software to its customers electronically. As part of this arrangement, Corporate Software pays us a percentage of the gross profit derived from its sales of iPlanet software licenses and maintenance services, and reimburses us for our cost in maintaining a team dedicated to sales of iPlanet software licenses and maintenance. The term of this agreement will expire in June 2003 and is renewable for subsequent one-year terms. We continue to maintain a separate relationship with Sun under which we provide our SubscribeNet and Fulfillment services to Sun. This June 2001 agreement with Corporate Software was part of our transition out of the business of reselling third-party software. At the time we announced this agreement, we also ceased reselling all other third-party software except in a limited manner in connection with our proprietary products and services.

        During the year ended February 28, 2002, Corporate Software reimbursed us $957,000 for the salaries of the sales team dedicated to selling iPlanet software. An additional amount of $188,000 is recorded in accounts receivable as of February 28, 2002. We will adopt Emerging Issues Task Force No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred," during the first quarter of fiscal year 2003. As a result, we will be required to reclassify these amounts as revenue. During the year ended February 28, 2002, we recorded revenue relating to our share of iPlanet sales gross profit and for the SubscribeNet contract service fee of $1.5 million and $1.1 million, respectively. Of these amounts, $231,000 and $178,000, respectively is recorded in accounts receivable at February 28, 2002.

NOTE 3    BALANCE SHEET COMPONENTS:

	February 28, 2002	February 28, 2001
	(in thousands)	(in thousands)
Accounts receivable, net:
Accounts receivable	$2,797	$11,129
Allowance for doubtful accounts	(80)	(1,429)

	$2,717	$9,700

Property and equipment, net:
Computer equipment and software	$15,617	$16,176
Furniture and office equipment	1,409	2,348
Leasehold improvements	462	758
Construction-in-process	—	1,678
Other	24	24

	17,512	20,984
Less: accumulated depreciation	(11,612)	(6,981)

	$5,900	$14,003

Intangible assets, net:
Goodwill	$8,618	$9,445
Acquired technology	9,500	17,000
Assembled workforce	2,155	3,356
Trademarks	—	1,000

	20,273	30,801
Less: accumulated amortization	(11,711)	(9,976)

	$8,562	$20,825

Accrued liabilities:
Accrued compensation and benefits	684	2,320
Other	387	1,619

	$1,071	$3,939

Capital lease and other obligations:
Capital leases	$1,725	$2,362
Other	21	1

	$1,746	$2,363

        Property and equipment includes approximately $5.0 and $6.4 million, of computer equipment and software and furniture and office equipment under capital leases at February 28, 2002 and 2001, respectively. Accumulated depreciation of assets under capital leases totaled approximately $3.0 million and $1.7 million at February 28, 2002 and 2001, respectively.

NOTE 4    INCOME TAXES

        As of February 28, 2002, we had approximately $124.0 million of federal and $64.0 million of state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts between 2012 and 2022. Because of cumulative ownership changes, loss carry-overs totaling approximately $13 million are subject to an annual limitation. At February 28, 2002, we may utilize $1.1 million of federal net operating losses annually to offset future taxable income.

        Net deferred assets are composed of the following (in thousands):

	February 28, 2002	February 28, 2001
Deferred tax assets:
Net operating loss carryforwards	$45,090	$34,156
Fixed asset basis difference	1,361	1,361
Research and development credits	1,507	701
Accruals and reserves	1,316	1,227

Total deferred tax assets	49,274	37,445
Valuation allowance	(45,931)	(32,129)

Total deferred tax assets	3,343	5,316

Deferred tax liabilities:
Acquired intangibles	(3,343)	(5,316)

Total deferred tax liabilities	(3,343)	(5,316)

Net deferred tax assets	$—	$—

        The deferred tax valuation allowance totaled ($17,535) at February 29, 2000.

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

	February 28, 2002	February 28, 2001
Provision computed at federal statutory rate	(34.00)%	(34.00)%
State taxes, net of federal benefit	(4.99)%	(3.03)%
Amortization of goodwill	1.80%	0.77%
Amortization of deferred compensation	1.97%	0.80%
Tax credits	(0.40)%	(0.27)%
Other	(4.22)%	4.46%
Change in valuation allowance	39.84%	31.27%

Provision for income taxes	—	—

NOTE 5    BANK BORROWINGS

Revolving loan agreement

        At February 28, 2002 and 2001, we had zero and $3.3 million, respectively, of outstanding borrowings under a bank revolving loan agreement. Borrowings under the revolving loan bore interest of 1% per annum in excess of the bank's prime rate and were collateralized by our tangible personal property. The agreement provided for borrowings of up to $5 million and letters of credit of up to $2 million through July 1999.

        On February 27, 2001, we signed an "Amended and Restated Loan Agreement" with Imperial Bank. The rate of interest increased to two percent (2.0%) per annum in excess of the bank's prime rate, which was 8.5% at February 28, 2001, and was collateralized by our tangible personal property. The agreement continued to provide for borrowings of up to $5 million and letters of credit of up to $2 million through April 29, 2001. Under the agreement, we were required to maintain certain financial covenants, including maximum quarterly net losses, minimum unrestricted cash and minimum quarterly revenues. At February 28, 2001, we were in default of the maximum quarterly net loss covenant, and as of April 29, 2001, the date the loan agreement expired, we were in default of additional covenants. The amounts outstanding under this line of credit were payable upon demand. We fully repaid this line of credit on August 31, 2001.

NOTE 6    COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

        We lease our office facilities and certain equipment under noncancelable operating lease agreements, which expire at various dates through our fiscal year ending 2006. The terms of the facility leases provide for rental payments on a graduated scale. The leases require that we pay all costs of maintenance, utilities, insurance and taxes. Rent expense under these leases totaled approximately $1.5 million, $4.0 million and $1.4 million during the years ended February 28, 2002, February 28, 2001 and February 29, 2000, respectively.

        In connection with our strategic reorganization in August 2001, as discussed in Note 12, we vacated one of our San Francisco Bay Area offices. During the year ended February 28, 2002, we agreed to sell the related furniture and fixtures to the landlord. These assets had been written down to their net realizable value during the three months ended August 31, 2001 as a loss on abandonment of assets. These assets were financed by capital leases. In order to obtain title to these assets for purposes of the sale to landlord, we paid cash of approximately $243,000 and renegotiated our capital lease with the leasing company. This resulted in an increase to the net present value of the capital lease of approximately $366,000.

        We have assigned to a third party our rights and obligations as tenant under a lease expiring in August 2005. The landlord under this lease continues to have recourse against us for any breach of the lease by new tennants. Subsequent to February 28, 2002, we have been delinquent in monthly payments to certain capital lessors (See Note 15).

        Future minimum lease payments under all noncancelable operating and capital leases at February 28, 2002 are as follows (in thousands):

Year ending February 28,	Capital leases	Operating leases
2003	2,066	1,162
2004	1,562	490
2005	947	188
2006	—	9

Total minimum lease payements	4,575	$1,849

Less: amount representing interest	(615)

Present value of minimum lease payements	3,960
Less: current portion	(1,725)

Long-term lease obligation	$2,235

Legal Proceedings

        In October 2001, we were served with a summons and complaint in a purported class action lawsuit, Azvalinsky v. Intraware, Inc., et al., Case No. 01-CV-9349, filed in the United States District Court for the Southern District of New York. The complaint names us, certain underwriters involved in our initial public offering, and certain of our officers and directors. The complaint alleges, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters and improper practices by the underwriters, and seeks unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings ("IPOs") of their common stock since the mid-1990s.

        All of the above-referenced lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin of the United States District Court for the Southern District of New York. Judge Scheindlin has ordered that the time for all defendants to respond to any complaint be postponed until further order of the Court. Thus, we have not been required to answer the complaint, and no discovery has been served on us. We believe we have meritorious defenses to these claims and intend to defend against them vigorously.

        From time to time, we are party to various other legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. Our management has reviewed those other pending legal matters and believes that the resolution of such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 7    REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

        On June 30, 2000 we entered into a financing arrangement with institutional investors to issue a maximum of 2,500 shares of 9% Redeemable Convertible Preferred Stock for a maximum of $25 million in proceeds; the $25 million was advanced to us on June 30, 2000. The completion of the financing arrangement was contingent on the market value of our Common Stock during the period from July 5, 2000 through September 5, 2000 in order to establish a minimum conversion price for the Preferred Stock which was determined by reference to the market value of our Common Stock. The market value of our Common Stock declined during this sixty-day period and we ultimately agreed to permit the investors to retain approximately 900 shares for total proceeds of approximately $9.2 million; the remaining $15.8 million of advanced proceeds was repaid to the investors in August 2000 and September 2000. We also issued warrants to purchase up to 346,967 shares of our Common Stock at an exercise price of $12.68 in connection with the financing. The warrants expire in June 2004.

        The net proceeds of approximately $9.2 million were allocated between the Preferred Stock and the warrants based upon the relative fair values of each security in accordance with APB No. 14. This allocation resulted in an assignment of proceeds of $3.0 million to the warrants and $6.2 million to the Preferred Stock. The amount allocated to the warrants was recorded as additional paid-in-capital.

        In January 2001, we redeemed all of the outstanding Preferred Stock in exchange for the payment of $7.5 million in cash, the issuance of 750,000 shares of our Common Stock (market value of $2.06 per share on the day immediately preceding the redemption date), and an adjustment of the exercise price of the warrants from $12.68 to $2.03, which was the closing bid price of our Common Stock on the day immediately preceding the redemption date. Since then, the exercise price of those warrants has been reduced to $1.54 as a result of an anti-dilution feature of the warrants, which was triggered by our subsequent issuances of the preferred stock and warrants to third parties. The redemption value was $9.6 million and we recorded an accretion charge of $3.4 million representing the difference in the carrying amount of the Preferred Stock of $6.2 million and the value of the redemption, as follows (in millions):

Cash	$7.5
Common Stock	1.5
Warrants	0.6

Redemption value	9.6
Less: Carrying value of Preferred Stock	6.2

Accretion Charge	$3.4

        Had we not redeemed the Preferred Stock, we may have been obligated to make additional dividend payments, pay additional cash penalties and potentially redeem the outstanding Preferred Stock for approximately $11 million, due to our failure to meet certain financial requirements at November 30, 2000 as set forth in the governing agreements.

        As a result of anti-dilution protections relating to the Series A Redeemable Convertible Preferred Stock issuance (see below) on January 16, 2001, the Preferred Stock warrants were adjusted to be exercisable at a price of $1.94 per share.

        As a result of anti-dilution protections relating to the Series B-1 Redeemable Convertible Preferred Stock issuance (see below) on April 2, 2001 and our debt financings with warrants (see Note 9) on August 31 and September 20, 2001, the Preferred Stock warrants were adjusted to be exercisable at a prices of $1.84, $1.58 and $1.54 per share, respectively.

Series A

        On January 16, 2001, we raised $5.2 million in financing through the sale of a new class of Series A Redeemable Convertible Preferred Stock and warrants to investors. Under the terms of this financing, we issued an aggregate of 2,872,922 shares of Redeemable Convertible Preferred Stock at a per share price of $1.81 and warrants to purchase 287,284 shares of Common Stock at an exercise price of $1.99, or 110% of the purchase price of the Redeemable Convertible Preferred Stock. The warrants expire four years from the issuance date. The purchase price for the Redeemable Convertible Preferred Stock was the average closing price of our Common Stock during the ten trading-day period ending January 11, 2001, plus a 15% premium. Each share of Redeemable Convertible Preferred Stock is convertible into one share of Common Stock at the election of the holder and entitles the holder to a liquidation preference equal to the amount of the original investment, in the event of liquidation, winding-up or our dissolution. The Redeemable Convertible Preferred Stock does not have a dividend; however, the stockholders do participate in dividends declared to common stockholders. No common dividends have been declared during the years ended February 28, 2002 and 2001 and February 29, 2000. The Redeemable Convertible Preferred Stock is not subject to adjustments to the conversion ratio, except for proportional adjustments in the event of a split or combination of the Common Stock. The holders of the Series A Redeemable Convertible Preferred Stock vote together as a single class with each share of Series A Redeemable Convertible Preferred Stock having the number of votes equal to the number of shares of Common Stock into which the Series A Redeemable Convertible Preferred Stock could be converted. Proceeds from this financing were allocated based on relative fair values of the Preferred Stock and warrants issued. During fiscal year 2001 we recognized a deemed dividend of $4.7 million that increased the net loss attributable to Common stockholders. This charge was calculated based on the difference between the accounting conversion price of the Preferred Stock and the fair market value of our Common Stock on the commitment date.

        During the year ended February 28, 2002, approximately 1.3 million shares of our Series A Redeemable Convertible Preferred Stock were converted into 1.3 million shares of Common Stock. At

February 28, 2002, approximately 1.6 million shares of Series A Redeemable Convertible Preferred Stock remained outstanding.

Series B-1

        On April 2, 2001, we entered into an agreement to sell a new class of Series B Preferred Stock and warrants to institutional and individual investors. Under the terms of this financing, we issued an aggregate of 360,000 shares of Preferred Stock for aggregate gross proceeds of $3.6 million and net proceeds of $3.2 million, after fees and expenses. We also issued warrants to purchase 720,000 shares of our Common Stock with an exercise price of $1.125 per share, which was the closing bid price of our Common Stock on the trading day prior to the closing of the financing. The warrants expire seven years from the issuance date. Each share of Preferred Stock was convertible into ten shares of Common Stock at the election of the holder and entitled the holder to a liquidation preference equal to the amount of the original investment, in the event of a liquidation, winding-up or our dissolution. The Preferred Stock carried anti-dilution protection requiring a full adjustment of the conversion price to any lower price at which we sold stock to investors during the three months following the closing, and carried a weighted-average adjustment of the conversion price based on any sale of stock by us to investors during the subsequent nine-month period. The Preferred Stock did not carry a dividend, however the stockholders do participate in dividends declared to Common stockholders. No dividends have been declared during the years ended February 28, 2002 and 2001 and February 29, 2000. The new class of Series B Preferred Stock entitled the holders to elect a member of our Board of Directors. The holders of the Series B Redeemable Convertible Preferred Stock vote together as a single class with each share of Series B Redeemable Convertible Preferred Stock having the number of votes equal to the number of shares of Common Stock into which the Series B Redeemable Convertible Preferred Stock could be converted.

        Proceeds from this financing were allocated to the Series B Preferred Stock and warrants issued based on their relative fair values. Since the Series B Preferred Stock was immediately convertible upon issuance we recognized a deemed dividend for the discount of Series B Preferred Stock created by a beneficial conversion feature amounting to $1.1 million upon the issuance of the Series B Preferred Stock. This amount was calculated based on the difference between the accounting conversion price of the Series B Preferred Stock and the fair market value of the Common Stock at the time of commitment to purchase the Series B Preferred Stock.

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

        We recognized an additional deemed dividend of approximately $687,000 on August 31, 2001, based on the adjustment of the conversion price of the Series B-1 Preferred Stock under its anti-dilution protections. This deemed dividend was related to the initial closing of our debt financing, with a commitment to issue warrants, on August 31, 2001 (see Note 9). As a result of the anti-dilution protections, the Series B-1 Preferred Stock was adjusted to be convertible into 4.2 million shares of our Common Stock, and the associated Common Stock warrants were adjusted to be exercisable for 849,322 shares of our Common Stock at an exercise price of $0.95 per share.

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

        During the year ended February 28, 2002, approximately 249,000 shares of our Series B-1 Redeemable Convertible Preferred Stock were converted into approximately 3.0 million shares of Common Stock. At February 28, 2002, approximately 111,000 shares of Series B-1 Redeemable Convertible Preferred Stock, convertible into approximately 1.3 million shares of Common Stock, remained outstanding.

NOTE 8    COMMON STOCK

        Our Certificate of Incorporation, as amended, authorizes us to issue 250 million shares of $0.0001 par value Common Stock.

        As of February 28, 2002, approximately 13,000 shares of outstanding Common Stock were subject to repurchase, at our election, in the event of voluntary or involuntary termination of employment of the employees holding the stock. During the year ended February 28, 2002 we repurchased approximately 27,000 shares of Common Stock.

        Subsequent to February 28, 2002, we completed a private placement of Common Stock and warrants to institutional and individual investors (See Note 15).

NOTE 9    PROMISSORY NOTES

        On August 31, 2001 we issued promissory notes and committed to issue warrants in a private placement to a group of institutional and individual investors, for aggregate gross proceeds of $6.15 million. Our net receipts from the financing were approximately $5.6 million after fees to the placement agent, Commonwealth Associates, L.P. ("Commonwealth"), of $307,500 and expenses of approximately $223,000. The promissory notes bore annual interest of 8%, payable quarterly beginning six months after issuance, and were secured by a senior security interest in substantially all of our assets. The promissory notes restricted us from issuing Common Stock dividends. The promissory notes were convertible, at the option of the note holder, into the type of securities offered in our next private round of equity financing, at that round's price. This could have resulted in the recognition of a contingent beneficial conversion feature. The notes were due in full on August 31, 2002. The note holders also received warrants to purchase 6.15 million shares of our Common Stock at an exercise price of $0.01 per share. In accordance with NASD Marketplace Rule 4350(i)(1)(D), warrants exceeding an aggregate of 5,600,000 shares of our Common Stock (approximately 19.7% of our outstanding Common Stock) were not exercisable until we received stockholder approval. We received stockholder approval on November 27, 2001. In addition, we issued Common Stock warrants to Commonwealth equal in number to 10% of the warrants issued to the investors. We entered into binding agreements on August 31, 2001 to issue these warrants to the note holders and Commonwealth. We issued these warrants on September 24, 2001, in accordance with Nasdaq's application of NASD Marketplace Rules as described below.

        We allocated the proceeds from the August 31, 2001 financing based on the relative fair values of the promissory notes and warrants issued. The warrants were classified as a liability as they contain registration rights, which are assumed to be outside our control. Warrants classified as liabilities will be adjusted to their fair value each accounting period.

        On September 20, 2001 we issued additional promissory notes and committed to issue additional warrants to another group of institutional and individual investors for aggregate gross proceeds of

$850,000. Our net receipts from the financing were approximately $779,500 after fees to Commonwealth of $42,500 and expenses of approximately $28,000. The note holders also received warrants to purchase 850,000 shares of our Common Stock at an exercise price of $0.01 per share. In addition, we issued Common Stock warrants to Commonwealth equal in number to 10% of the warrants issued to the investors. These notes carried the same terms as the promissory notes referred to above. We entered into binding agreements on September 20, 2001 to issue these additional warrants to the note holders and Commonwealth. We issued these warrants on September 24, 2001, in accordance with Nasdaq's application of NASD Marketplace Rules as described below.

        During the year ended February 28, 2002, we recorded a net charge of approximately $4.0 million to other expense to adjust the carrying amount of the warrants issued on August 31 and September 20, 2001 to fair value.

        The promissory notes and warrants were issued in a private placement without registration under the Securities Act of 1933 and could not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In issuing the securities, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, based in part upon the limited number of institutional type investors and their representations in the purchase agreements. We have agreed to file with the SEC a registration statement for the resale of the Common Stock issuable upon exercise of the warrants, and if the notes are ultimately converted into or exchanged for equity, any Common Stock issuable as a result of such conversion or exchange. We are required to file the registration statement by May 31, 2002, and to cause the registration statement to be declared effective by the SEC by August 31, 2002. However, the registration deadline may be accelerated to any earlier stock registration deadline agreed to by us in any subsequent private placement.

        The notes were repayable by us at any time and would have matured early if we were acquired or underwent a change of control.

        On November 27, 2001, as part of the financings, we held a special stockholder meeting and obtained stockholder approval for the exercise of warrants exceeding an aggregate of 5.6 million shares of our Common Stock (approximately 19.7% of our outstanding Common Stock). In addition we obtained stockholder approval for the potential conversion of the notes into the same type of securities issued by us in our next capital-raising private placement of equity securities.

        In connection with this debt financing, our Board of Directors created a new seat on the Board and appointed to that seat Harold Blue, who was designated by Commonwealth. Michael S. Falk, who is an officer of Commonwealth, was also a member of the Board of Directors during the 2002 fiscal year. Mr. Falk is also indirectly affiliated with one of the purchasers of notes and warrants in the financings. Because of these relationships, as well as the quantity of warrants issued and the price of the warrants, Nasdaq's application of NASD Marketplace Rules would have required us to obtain stockholder approval before issuing the warrants. However, Nasdaq granted us an exception from the stockholder approval rule. In keeping with Nasdaq's determination, we gave our stockholders 10 days prior written notice of this exception before issuing the warrants. We gave this notice on September 14, 2001, and issued the warrants on September 24, 2001.

        At the same time that we agreed on terms for the financings described above, we also agreed with Commonwealth on terms for a subsequent private placement of between $6,000,000 and $10,000,000 of our preferred stock, with a $2,000,000 over allotment at our option. Each share of preferred stock would be convertible into our Common Stock at a price of $0.40 per share of Common Stock. The preferred shares would rank pari passu with existing classes of our preferred stock, and would carry a liquidation preference equal to their face value. The preferred shares would carry "full-ratchet" anti-dilution protection (i.e., the conversion price would adjust to any lower price at which we issue equity securities) for one year, and thereafter would carry "weighted-average" anti-dilution protection (i.e., the conversion price would adjust on a weighted-average basis upon any issuance by us of equity securities at a price below fair market value or below the then-current conversion price of the preferred stock). These anti-dilution protections could lead to our recognizing a contingent beneficial conversion feature and deemed dividends. We would be required to file a registration statement, for the resale of the Common Stock into which the preferred stock is convertible, within three months of closing, and use our best efforts to cause that registration statement to become effective within three months thereafter.

        Upon any closing of such a preferred stock financing, Commonwealth would receive a fee equal to six percent of the gross proceeds from the financing, except that fee would be halved with respect to investments by existing shareholders other than Series B-1 shareholders. Commonwealth would also receive warrants to purchase a number of preferred shares equal to 10% of the number of preferred shares issued in the financing, and would receive reimbursement of up to $100,000 in legal, due diligence and travel and road show expenses. In the event that we and Commonwealth reaffirm in writing our intent to proceed with this preferred stock financing, and both parties use their best efforts to complete a private placement memorandum and investor-related documents reasonably satisfactory to them within 21 days after that reaffirmation date, and between that reaffirmation date and the 60th day after completion of the private placement memorandum and investor-related documents we elect not to proceed with the financing, we will be required to pay a financial advisory and structuring fee of $200,000. At Commonwealth's option, this fee may be payable in the form of 500,000 shares of our Common Stock. If we so elect and proceed with a private placement not led by Commonwealth, this fee will be equal to the greater of $200,000 or 3% of the gross proceeds of such other private placement, which fee may, at Commonwealth's option, be payable in the form of a number of shares of our Common Stock equal to the cash fee divided by 0.40.

        Under the terms of the promissory notes, at the same time that we obtained stockholder approval for the exercise of warrants exceeding 5.6 million shares of our Common Stock and for the convertibility of the promissory notes into the same type of securities issued in our next round of equity financing, we also obtained stockholder approval for the proposed preferred stock financing described in the two immediately preceding paragraphs. We may elect not to proceed with such a preferred stock financing, even though our stockholders have approved it. In addition, Commonwealth is not required to proceed with such a financing.

        During the year ended February 28, 2002, warrants associated with the issuance of the promissory notes were exercised for 7.5 million shares of our Common Stock, with an aggregate market value of approximately $7.2 million at the exercise date. Approximately 7.4 million shares of our Common Stock were issued pursuant to these warrant exercises, after deducting shares withheld as payment of the exercise price. After these exercises, there were warrants associated with the issuance of the promissory notes to purchase 200,000 shares of our common stock outstanding at February 28, 2002.

        Subsequent to February 28, 2002, we fully repaid or converted these promissory notes of $7.0 million and associated accrued interest (See Note 15).

NOTE 10    EMPLOYEE BENEFIT PLANS

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

1996 Stock Option Plan

        In October 1996, we adopted the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the granting of stock options to our employees and consultants. Options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (that is, options intended to qualify as incentive stock options under the Internal Revenue Code, or "ISOs") may be granted only to our employees (including officers and directors who are also employees). Nonstatutory stock options (that is, options not intended to qualify as incentive stock options under the Internal Revenue Code, or "NSOs") may be granted to our employees and consultants. We have reserved 9,422,350 shares of Common Stock for issuance under the 1996 Plan, plus annual increases equal to the lesser of (a) 3,000,000 shares, (b) 6% of the outstanding shares on such date, or (c) a lesser amount determined by the Board.

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

1998 Director Option Plan

        In December 1998, we adopted the 1998 Director Option Plan (the "Director Plan"), which became effective in February 1999. The Director Plan provides for the granting of stock options to Board members who are not employees of Intraware. We have reserved 350,000 shares of Common Stock for issuance under the Director Plan. The option grants under the Director Plan are automatic and nondiscretionary, and the exercise price of the options must be 100% of the fair market value of the Common Stock on the date of grant. We determine fair market value by the closing price of the Common Stock on the Nasdaq exchange on the grant date. Each eligible Board member is granted an option to purchase 15,000 shares ("First Option") on the date such person first becomes a director. Immediately following each annual meeting of stockholders, each eligible Board member is automatically granted an additional option to purchase 7,500 shares ("Subsequent Option") if such director has served continuously as a member of the Board for at least the preceding six months. The Director Plan provides that the options shall be exercisable over a period not to exceed ten years from the date of the grant; however, the options terminate 3 months following the date the director ceases to be a member of the Board (12 months if the director ceased to be a Board member because of death or disability). First Options vest as to 12.5% of the shares 6 months after the grant date and as to remaining shares in equal installments over the next 42 months provided the optionee continues as a member of the Board. Subsequent Options vest as to 25% of the shares 6 months after the grant date and as to the remaining shares in equal installments over the next 18 months.

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

Employee Stock Purchase Plan

        In December 1998, the Board adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan"), which became effective February 1999. The Purchase Plan reserves 600,000 shares of Common Stock for issuance thereunder. On each March 1 beginning in 2000, the aggregate number of shares reserved for issuance under the Purchase Plan is increased automatically to the lesser of 400,000 shares, 1% of the outstanding shares on such date, or a lesser amount determined by the Board of Directors. The aggregate number of shares reserved for issuance under the Purchase Plan may not exceed 600,000 shares. Employees generally are eligible to participate in the Purchase Plan if they are customarily employed by us for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase Plan) 5% stockholders. Under the Purchase Plan, eligible employees select a rate of payroll deduction up to 15% of their W-2 cash compensation subject to certain maximum purchase limitations. Each offering period has a maximum duration of two years and consists of four six-month Purchase Periods. Depending on the effective date, the first Purchase Period is approximately six months long. Offering Periods and Purchase Periods thereafter begin on April 15 and October 15. The price at which the Common Stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of our Common Stock on the first day of the applicable offering period or on the last day of that purchase period. During the years ended February 28, 2002 and 2001 and February 29, 2000, approximately 302,000, 250,000, and 52,000 shares of Common Stock were issued under this plan. At February 28, 2002, approximately 539,000 shares were available for issuance under this plan.

Selected Information Regarding all Stock Option Plans

        The following table summarizes all stock option activity (in thousands, except per share amounts):

		Options Outstanding
	Options Available For Grant	Number of Options	Weighted Average Exercise Price
Balance at February 28, 1999	1,724	2,185	$3.92
Shares authorized	1,682	—	—
Options granted at fair value	(2,688)	2,688	27.81
Options exercised	—	(344)	1.26
Options canceled	719	(719)	12.54

Balance at February 29, 2000	1,437	3,810	15.60
Shares authorized	4,118	—	—
Options granted at fair value	(6,616)	6,616	6.45
Options exercised	—	(360)	1.74
Options canceled	2,433	(2,433)	22.70

Balance at February 28, 2001	1,372	7,633	8.18
Shares authorized	1,716	—	—
Options granted below fair value	(1,310)	1,310	0.51
Options granted at fair value	(3,222)	3,222	0.92
Options exercised	—	(66)	0.63
Options canceled	2,801	(2,801)	8.79

Balance at February 28, 2002	1,357	9,298	$7.84

        The weighted average fair value of options that were granted for the years ended February 28, 2002 and 2001 and February 29, 2000 was $0.88, $6.17 and $17.05 per share, respectively.

        At February 28, 2002 and 2001 and February 29, 2000 approximately 2,707,000, 1,643,000 and 1,505,000 options were exercisable at a weighted average exercise price per share of $7.84, $12.17 and $5.74, respectively. The following table summarizes the information about all stock options outstanding and exercisable as of February 28, 2002 (in thousands, except per share amounts and years):

	Options Outstanding at February 28, 2002
				Options Vested and Exercisable at February 28, 2002
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 0.01 - .80	3,784	9.54	$0.07	555	$0.42
1.00 - 2.11	2,767	8.47	1.65	731	1.53
2.29 - 18.50	2,409	8.03	9.69	1,225	11.18
18.63 - 100.54	338	7.75	32.21	196	31.37

	9,298			2,707

        We calculated the fair value and minimum value of each option grant on the date of grant during the years ended February 28, 2002 and 2001 and February 29, 2000, respectively, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions.

	For the year ended,
	February 28, 2002	February 28, 2001	February 29, 2000
Risk-free interest rates	3.53% - 4.72%	6.73% - 4.59%	5.06% - 6.67%
Expected lives (in years)	4	4	4
Dividend yield	0%	0%	0%
Expected volatility	158%	159%	70%

        We calculated the fair value of the stock issued under the employee stock purchase plan for the years ended February 28, 2002 and 2001 and February 29, 2000 respectively, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions.

	October-99	April-00	October-00	April-01	October-01
Risk-free interest rates	5.29%	5.74%	5.72%	4.23%	2.20%
Expected lives (in months)	6	6	6	6	6
Dividend yield	0%	0%	0%	0%	0%
Expected volatility	1%	185%	96%	139%	194%

        We apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations in accounting for stock option plans. Had compensation expense for the stock option plans and the employee stock purchase plan been determined based on the fair value at the grant date for awards granted in 2002, 2001 and 2000, consistent with the provisions of SFAS No. 123, the pro forma net loss would have been reported as follows:

	For the year ended,
	February 28, 2002	February 28, 2001	February 29, 2000
Net loss attributable to common stockholders
As reported	$(37,374)	$(68,417)	$(27,951)

Pro forma	$(45,481)	$(86,319)	$(33,971)

Net loss attributable to common stockholders per share—basic and diluted
As reported	$(1.18)	$(2.57)	$(1.14)

Pro forma	$(1.44)	$(3.24)	$(1.38)

        In fiscal 2002 we entered into change of control severance agreements with nine of our executive officers. The agreements provide that if we experience a change of control, and any of such executive officers is involuntarily terminated without cause within twelve months following the change of control or the announcement of such change of control, we will provide to the executive officer one year of additional vesting of unvested stock options in addition to any vesting acceleration provided under our 1996 Stock Option Plan.

        These agreements were modifications to the terms of the original grants, so they create a new measurement date for the shares affected. Any additional compensation charge will be taken when and if the officers achieve a benefit from the change (i.e., if a change in control or termination occurs). Under these change in control agreements, approximately 840,000 shares were modified, resulting in a contingent additional maximum compensation charge of $53,000 at February 28, 2002. The recognition of the compensation charge, if any, depends on whether the employee ultimately retains an option award that would have been otherwise forfeited under the option or award's original vesting terms.

Unearned stock-based compensation

        In connection with certain stock option grants during the years ended February 28, 1999 and 1998, we recognized unearned compensation totaling $12.1 million and $1.3 million, respectively, which is being amortized over the four-year vesting periods of the related options. In connection with our acquisition of Janus Technologies, Inc. during the year ended February 28, 2001, we recognized unearned compensation totaling $1.5 million, which is being amortized over the vesting periods of the related options. Amortization expense related to all stock-based compensation recognized during the years ended February 28, 2002 and 2001 and February 29, 2000 totaled approximately $2.6 million, $3.2 million, and $3.2 million, respectively.

NOTE 11    ACQUISITIONS

Pooling acquisition

        On December 7, 1999, we acquired all outstanding shares of Internet Image, Inc. We accounted for this transaction using the pooling-of-interest method of accounting; therefore all prior periods have been restated. The purchase price was $36.55 million. Under the terms of the agreement, 9.19 shares of our Common Stock were exchanged for each outstanding share of Internet Image, Inc. We issued approximately 1.15 million shares of Common Stock to acquire Internet Image, Inc. We also assumed remaining outstanding stock options that were converted to options to purchase approximately 95,000 shares of our Common Stock.

        Prior to the merger, Internet Image, Inc., used a June 30 year-end. Our restated consolidated financial statements combine our February 28, 1999, results with the June 30, 1999, results of Internet Image, Inc., respectively. Due to the differing year-ends, an adjustment was necessary to conform the Internet Image, Inc. year-end to operate on the Intraware fiscal year for the year ended February 29, 2000. Accordingly, Internet Image, Inc.'s operations for the four-month period ended June 30, 1999, which are not significant to Intraware, have been reflected as an adjustment to retained earnings in fiscal year 2000.

        The following table shows the historical results for the period prior to the merger with Internet Image, Inc. (in thousands):

For the year ended February 29, 2000
Net Sales
Intraware, Inc.	$96,343
Internet Image, Inc.	571

$96,914

Net loss
Intraware, Inc.	$(25,031)
Internet Image, Inc.	(2,920)

$(27,951)

Purchase acquisitions

        On October 14, 1999, we acquired BITSource, Inc. in a transaction accounted for as a purchase. The total purchase price was approximately $11.9 million (including liabilities assumed and other consideration of $2.6 million). The consideration paid comprised of 315,000 shares of Common Stock at $21.63 per share and cash of $2,554,000. The purchase price was assigned to the fair value of the assets acquired, including $1,413,000 to tangible assets acquired, $9,720,000 to identified intangible assets, and $827,000 to goodwill. Amortization of the intangible assets acquired and goodwill was computed using the straight-line method over the estimated useful life of the intangible assets, ranging from 18 months to 5 years.

        On July 12, 2000, we acquired substantially all of the assets and liabilities of Janus Technologies, Inc., in exchange for 1,169,000 shares of our Common Stock and 219,000 Common Stock options with a total estimated fair value of $20.6 million. These consolidated financial statements include the results of Janus Technologies, Inc., since the date of acquisition. The Janus Technologies, Inc., acquisition was accounted for as a purchase. The total purchase price of approximately $20.8 million, including acquisition-related costs of approximately $200,000, was assigned, based on an appraisal, to the fair value of the assets acquired, including $1.3 million of net tangible liabilities acquired, $12.0 million of identified intangible assets, and $1.5 million of unvested deferred stock-based compensation, with the excess purchase price of $8.6 million assigned to goodwill. Amortization of the intangible assets acquired and goodwill is computed using the straight-line method over the estimated useful life of the assets, ranging from two to five years.

        The following unaudited pro forma consolidated financial information reflects the results of operations for the fiscal year ended February 28, 2001 and February 29, 2000 as if the acquisition of Janus Technologies, Inc. had occurred on March 1, 2000 and 1999, respectively, and as if the acquisition of BITSource, Inc. had occurred on March 1, 1999 and after giving effect to purchase accounting adjustments, principally amortization of goodwill and other intangible assets. These pro forma results have been prepared for comparative purposes only and do not purport to indicate what operating results would have been had the acquisition actually taken place on March 1, 2000 and 1999 and may not be indicative of future operating results (in thousands, except per share data).

	For the Years Ended
	February 28, 2001	February 29, 2000
	(unaudited)
Pro forma revenues	$122,919	$100,487
Pro forma net loss	(64,902)	(33,359)
Pro forma basic and diluted net loss per share	$(2.44)	$(1.36)

NOTE 12    RESTRUCTURING

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

        We made cash payments of $1.7 million during the year ended February 28, 2001 related to the restructuring charge. At February 28, 2001 we had a remaining restructuring accrual of $628,000 of which $616,000 was related to future lease and related expenses and the remainder was severance costs.

As of February 28, 2002 we have settled all liabilities associated with the December 2000 strategic restructuring.

August 2001

        On August 8, 2001 we announced a strategic reorganization designed to accelerate our drive toward profitability and enhance our capital-raising opportunities. We recorded a charge of $8.6 million relating to this restructuring and the loss on abandonment of assets during the quarter ended August 31, 2001.

        The loss on abandonment of assets includes the write off of approximately $3.7 million of certain intangibles relating to the BITSource, Inc. acquisition as we have abandoned the related technology. The write off consisted of the following components: $521,000 for trademarks, $510,000 for goodwill, and $2,708,000 for existing technology. We wrote off property and equipment with net book values of approximately $2.7 million. These assets were taken out of service, as they were deemed unnecessary due to the reductions in work force. Included in this amount are certain furniture and fixtures that were written down to a net realizable value of approximately $55,000. These furniture and fixtures were taken out of service in the second quarter of fiscal 2002 and subsequently disposed of or sold.

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

        Due to changes in management's estimates relating to the strategic reorganization on August 8, 2001, we recognized additional expense of approximately $478,000 during the three months ended November 30, 2001. This additional charge principally related to the acquisition of the title to assets held under a capital lease (see Note 6). In connection with our restructuring efforts we recorded a charge of approximately $120,000 relating to the Black-Scholes fair value of an option issued to a consultant on September 5, 2001 for services performed in conjunction with exiting our excess lease space. We issued a fully-vested and immediately exercisable option to purchase 110,000 shares of our Common Stock at an exercise price of $0.01 per share. The term of the option is ten years. The following assumptions were used to value the option under the Black-Scholes model: term of 10 years; fair value of the stock price on the grant date of $1.09; option exercise price of $0.01 per share; volatility of 159%; and a zero dividend yield.

        We made cash payments of approximately $1.9 million during the year ended February 28, 2002. As of February 28, 2002 we had settled all liabilities associated with the August 2001 restructuring.

        The following table sets forth an analysis of the components of the restructuring and loss on abandonment charges recorded in the second quarter of fiscal 2002 and subsequent adjustments and payments made against the reserve (in thousands):

	Severance and benefits	Asset write offs	Excess lease and related costs	Other costs	Total
August 8, 2001 restructuring and loss on abandonment of assets	$262	$6,407	$1,917	$27	$8,613

Total	262	6,407	1,917	27	8,613
Cash paid	(209)	—	(94)	—	(303)
Non-cash charges	—	(6,407)	—	(27)	(6,434)

Reserve balance at August 31, 2001	53	—	1,823	—	1,876
Cash paid	(47)	—	(246)	—	(293)
Non-cash charges	—	(328)	(410)	—	(738)
Provision adjustment	—	328	150	—	478

Reserve balance at November 30, 2001	6	—	1,317	—	1,323
Cash paid	(6)	—	(1,317)	—	(1,323)

Reserve balance at February 28, 2002	$—	$—	$—	$—	$—

NOTE 13    RELATED PARTY TRANSACTIONS

        As of February 28, 2002, we held a note receivable from one former employee totaling $36,000. The note bears a simple interest at 6.5% and is payable on April 17, 2002.

        As of February 28, 2001, we held notes receivable from one former employee and one employee totaling $20,148 and $200,000, respectively. The notes bear a simple interest at 5.45% and 6.5% respectively. As of February 28, 2001, principal and interest on the $20,148 note were past due and principal and interest on the $200,000 note was payable on January 15, 2002. On April 16, 2001 the $200,000 note receivable was increased to $209,421 and the terms were extended to April 17, 2002. During the year ended February 28, 2002 the $20,148 note receivable was written off.

NOTE 14    NON-MONETARY TRANSACTIONS

        On October 31, 2000, we entered into a non-monetary exchange transaction for software with Bluestone Software, Inc. We sold software licenses to Bluestone Software, Inc. and recorded revenue with an estimated fair value of approximately $680,000, which is included in Online Services and Technology Revenue. We negotiated an additional $668,000 in fees under an Intraware SubscribeNet service agreement; that revenue was recognized over the service period from November 2000 through October 2001. We acquired and have deployed the Bluestone software received in this exchange for internal use. The software has been capitalized in the amount of $1.2 million and will be amortized over the estimated useful life of three years.

        On August 31, 2000 we entered into a non-monetary exchange transaction for software with a related party, Commerce One, Inc. Mark Hoffman, the Chairman and Chief Executive Officer of Commerce One, is also the Chairman of our Board of Directors. We sold software licenses to Commerce One, Inc. and recorded revenue that had an estimated fair value of approximately $1.2 million. We also received software in conjunction with this exchange. The amount capitalized totaled $1.5 million. Subsequently, in connection with our restructuring efforts in August 2001 which focused on reducing all non-core discretionary spending, management decided to abandon the additional efforts needed to fully implement the software as there was no future benefit to the

Company. Therefore, the software licenses received in this exchange have subsequently been written off as part of our restructuring effort in August 2001 (see Note 12).

NOTE 15    SUBSEQUENT EVENTS

        In April 2002, we entered into a new Services Agreement with Sun, which will replace our existing Services Agreement with Sun when the new agreement becomes effective in July 2002. Under this new agreement, we provide our SubscribeNet and fulfillment services to Sun for the iPlanet product line and, at Sun's option, for additional Sun software products, until June 30, 2003, with an optional one year renewal term. Sun may terminate this agreement for its convenience at any time upon 90 days' notice. Sun serves as a key customer reference for the Intraware SubscribeNet service (See Note 2).

        In May 2002, we announced our application to transfer our listing from the Nasdaq National Market to the Nasdaq SmallCap Market. Nasdaq has accepted our application and we expect our stock to begin trading on the Nasdaq SmallCap market in May 2002. Our ability to raise additional capital, if necessary, may be weakened as a result of the recent transfer of our listing to the Nasdaq SmallCap Market.

        Subsequent to February 28, 2002, we have been delinquent in monthly payments to three capital lessors. Under these agreements, this delinquency resulted in a breach whereby the lessor had the right to recover fees related to collecting such unpaid balances, to assess interest over the term of their delinquency, to terminate the agreements, and to accelerate all payments upon breach. To date, none of the lessors have indicated that additional charges will be assessed against us or any intention to terminate the agreements or accelerate payments as a result of such breaches. We are currently up to date with payments to these lessors but may have similar breaches in the future.

        In May 2002, we sold substantially all of the assets related to our asset management software business to Computer Associates for approximately $9.5 million in cash. In connection with this sale, our July 2002 agreement with Computer Associates for its resale of our Argis suite of software products was terminated (See Note 2). In addition, as part of this asset sale we assigned to Computer Associates our May 2001 agreement with Corporate Software for its resale of our Argis suite of software products (See Note 2). Because of the asset sale, Corporate Software has the right to terminate this agreement. If it does so, all of the shares subject to the warrant that we issued to Corporate Software in May 2001 will immediately become exercisable.

        Also in May 2002, in connection with our disposition of the asset management software business we announced a restructuring and workforce reduction to reduce our operating expenses. The reduction affected approximately 50 employees, primarily in sales and marketing and product development functions related to our disposed asset management software business.

        Also in May 2002, we completed a private placement of Common Stock and warrants to purchase Common Stock to institutional and individual investors. Under the terms of the financing, we issued an aggregate of 3,940,000 shares of Common Stock at a price of $1.00 per share for aggregate gross proceeds of $3.9 million, including $2.6 million in cash and $1.3 million in cancelled indebtedness. We also issued to the investors warrants to purchase 788,000 shares of our Common Stock at an exercise price of $1.19 per share, which was the average closing sale price of our Common Stock on the five trading days preceding the closing date. The warrants issued to the investors expire four years from the issuance date. In addition to paying the placement agent a cash fee of $231,400 and reimbursing it for $70,000 in expenses, we also issued to the placement agent a warrant to purchase 310,200 shares of Common Stock at an exercise price of $1.00 per share, and a warrant to purchase 62,040 shares of Common Stock at an exercise price of $1.19 per share. The warrants issued to the placement agent expire five years from the issuance date. All $1.19 warrants carry anti-dilution protection requiring a weighted-average adjustment of the exercise price and of the number of shares for certain sales of stock by us during the 12 months following the closing; however, in accordance with NASD

Marketplace Rules, we will not sell shares of our stock that would lead to an anti-dilution adjustment requiring us to issue a number of shares exceeding 19.9% of our then-current total common shares outstanding, without obtaining stockholder approval (See Note 8).

        Also in May 2002, following the asset sale and private placement described above, we repaid $5.7 million of the promissory notes that we had issued in August and September 2001. The remaining $1.3 million of those promissory notes were effectively converted into the private placement of Common Stock and warrants described above (See Note 9).

QuickLinks

TABLE OF CONTENTS
EXPLANATORY NOTE
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED HISTORICAL FINANCIAL INFORMATION
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Quarterly Summary (unaudited) (in thousands, except per share data)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Series A Preferred Stock
Series B-1 Preferred Stock
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
CONSENT OF INDEPENDENT ACCOUNTANTS
INTRAWARE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants
INTRAWARE, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for per share amounts)
INTRAWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except for per share amounts)
INTRAWARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
INTRAWARE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS