Form 10-Q
period 2002-05-31
INTRAWARE INC
filed 2002-07-15
CIK 1025134

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check (X) whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of July 1, 2002 there were 45,005,595 shares of the registrant's Common Stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTRAWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	May 31, 2002	February 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$6,036	$2,979
Accounts receivable, net	3,171	2,717
Prepaid licenses, services and cost of deferred revenue	1,467	4,028
Other current assets	958	928

Total current assets	11,632	10,652
Cost of deferred revenue	256	357
Property and equipment, net	4,494	5,900
Intangible assets, net	—	1,583
Goodwill, net	—	6,979
Other assets	94	1,048

Total assets	$16,476	$26,519

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$424	$—
Accounts payable	4,680	5,930
Accrued expenses	2,743	1,071
Notes payable	—	5,210
Warrants	1,390	347
Deferred revenue	3,553	5,668
Capital lease and other obligations	1,810	1,746

Total current liabilities	14,600	19,972
Deferred revenue	394	855
Capital lease and other obligations	1,897	2,235

Total liabilities	16,891	23,062

Contingencies (Note 11)
Redeemable convertible preferred stock; 10,000 shares authorized; $.0001 par value; 1,509 and 1,658 shares issued and outstanding at May 31 and February 28, 2002, respectively (aggregate liquidation preference of $3,552 and $3,915 at May 31 and February 28, 2002 respectively)	3,040	3,347

Stockholders' equity:
Common stock; $0.0001 par value; 250,000 shares authorized; 44,992 and 40,447 shares issued and outstanding at May 31 and February 28, 2002, respectively	4	4
Additional paid-in-capital	146,762	144,140
Unearned stock-based compensation	(1,055)	(1,618)
Accumulated deficit	(149,166)	(142,416)

Total stockholders' equity (deficit)	(3,455)	110

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$16,476	$26,519

See notes to unaudited interim condensed consolidated financial information.

INTRAWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended
	May 31, 2002	May 31, 2001
Revenues:
Software product sales	$1,744	$11,039
Online services and technology	2,765	4,294

Total revenues	4,509	15,333

Cost of revenues:
Software product sales	1,213	8,650
Online services and technology	1,146	1,266

Total cost of revenues	2,359	9,916

Gross profit	2,150	5,417

Operating expenses:
Sales and marketing	2,491	4,366
Product development	2,195	2,919
General and administrative	1,587	2,064
Amortization of intangibles	1,085	2,070
Amortization of goodwill	—	472
Restructuring	1,391	—
Impairment of long-lived assets	403	—

Total operating expenses	9,152	11,891

Loss from operations	(7,002)	(6,474)
Interest expense	(2,369)	(225)
Interest and other income and expenses	(35)	25
Gain on sale of Asset Management software business	2,656	—

Net loss	(6,750)	(6,674)
Deemed dividend due to beneficial conversion feature of preferred stock	—	(1,129)

Net loss attributable to common stockholders	$(6,750)	$(7,803)

Basic and diluted net loss per share attributable to common stockholders	$(0.16)	$(0.28)

Weighted average shares—basic and diluted	40,933	28,372

See notes to unaudited interim condensed consolidated financial information.

INTRAWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	May 31, 2002	May 31, 2001
Cash flows from operating activities:
Net loss	$(6,750)	$(6,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,173	1,479
Amortization of goodwill and intangibles	1,085	2,542
Amortization of unearned stock-based compensation	526	691
Provision for doubtful accounts	18	(300)
Gain on sale of fixed assets	(2)	—
Gain on sale of Asset Management software business	(2,656)	—
Warrants adjustment to fair value	38	—
Amortization of discount on note payable	1,571	—
Impairment of long-lived assets	403	—
Amortization of warrant charge offset against revenue	936	—
Common stock options issued for services	48	—
Changes in assets and liabilities:
Accounts receivable	(474)	1,904
Prepaid licenses, services and cost of deferred revenues	2,227	1,738
Other assets	(11)	(162)
Accounts payable	(1,250)	(5,894)
Accrued expenses	1,363	(1,587)
Deferred revenue	(1,375)	432

Net cash used in operating activities	(3,130)	(5,831)

Cash flows from investing activities:
Purchases of property and equipment	(14)	(162)
Proceeds from sale of Asset Management software business	9,500	—
Proceeds from sale of fixed assets	7	7

Net cash provided by (used in) investing activities	9,493	(155)

Cash flows from financing activities:
Proceeds from common stock and warrants, net of issuance costs and repurchases	2,261	201
Proceeds from preferred stock, net	—	3,220
Principal payments on notes payable	(5,700)	—
Bank overdraft	424	—
Principal payments on capital lease obligations	(291)	(491)

Net cash provided by (used in) financing activities	(3,306)	2,930

Net increase (decrease) in cash and cash equivalents	3,057	(3,056)
Cash and cash equivalents at beginning of period	2,979	7,046

Cash and cash equivalents at end of period	$6,036	$3,990

Supplemental disclosure of cash flow information:
Cash paid for interest	$519	$225
Supplemental non-cash investing and financing activities:
Property and equipment leases	$16	$—
Common stock issued in connection with preferred stock conversion and warrant exercises	$572	$—

See notes to unaudited interim condensed consolidated financial information.

INTRAWARE, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

NOTE 1. BASIS OF PRESENTATION

INTRAWARE

        The accompanying condensed consolidated financial statements for the three months ended May 31, 2002 and 2001 are unaudited and reflect all normal and recurring adjustments which are, in the opinion of the management of Intraware, Inc., necessary for the fair presentation of the balance sheets, statements of operations, and statements of cash flows for the periods presented.

        These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2002. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission (the "SEC"). The results of operations for the interim period ended May 31, 2002 are not necessarily indicative of results to be expected for the full year.

        Certain reclassifications have been made to the presentation of the prior year condensed consolidated financial statements to conform to the current year's presentation.

NOTE 2. NET LOSS PER SHARE

        We compute net loss per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Basic net loss per common share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period excluding shares subject to repurchase. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and potential common shares outstanding during the period if the effect is dilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon conversion of redeemable convertible preferred stock.

        The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share as well as securities that are not included in the diluted net loss per share attributable to common stockholders calculation because to do so would be antidilutive (in thousands, except per share amounts):

	For the Three Months Ended May 31,
	2002	2001
	(in thousands, except per share amounts)
Numerator:
Net loss	$(6,750)	$(6,674)
Deemed dividend due to beneficial conversion feature of redeemable convertible preferred stock	—	(1,129)

Net loss attributable to common stockholders	$(6,750)	$(7,803)

Denominator:
Weighted average shares	40,937	28,497
Weighted average unvested common shares subject to repurchase	(4)	(125)

Denominator for basic and diluted calculation	40,933	28,372

Basic and diluted net loss per share attributable to common stockholders	$(0.16)	$(0.28)

Antidilutive securities including options, warrants, convertible redeemable preferred stock and unvested common shares subject to repurchase not included in net loss per share attributable to common stockholders	14,179	15,067

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

        On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, ("SFAS No. 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142, ("SFAS No. 142"), "Goodwill and Other Intangible Assets." These statements made significant changes to the accounting for business combinations, goodwill, and intangible assets.

        SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 established new standards for goodwill acquired in a business combination, eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. We adopted the provisions of SFAS No. 142 on March 1, 2002. As a result, we ceased amortization of $7.0 million in goodwill. Subsequently, the remaining goodwill balance was included in the determination of the gain on sale of our Asset Management software business, as discussed in Note 8.

        On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting

Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. We adopted the provisions of SFAS No. 144 during the quarter ended May 31, 2002. The disposition of our Asset Management software business (Note 8) was recognized under SFAS No. 144.

        In November 2001, the EITF reached a consensus on EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket Expenses Incurred," which includes, among other things, guidance on EITF No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"). EITF No. 01-14, as it relates to EITF No. 99-19, is to be applied for financial reporting periods beginning after December 15, 2001 and generally requires that a company recognize as revenue, travel expense and other reimbursable expenses billed to customers. We adopted EITF 01-14 during the quarter ended May 31, 2002. As a result, we classified reimbursements totalling approximately $498,000 that we received from Corporate Software relating to maintaining a team dedicated to sales of iPlanet software licenses and maintenance. All prior year amounts will be reclassified to conform to the current presentation in accordance with the transition provisions of EITF 01-14. However, there were no reimbursements received during the quarter ended May 31, 2001 to reclassify. The adoption of EITF No. 01-14 did not affect our basic net loss per share, financial position, results of operations, or cash flows.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13, although early adoption is permitted. We will adopt SFAS No. 145 on March 1, 2003, and the impact of SFAS No. 145 is not expected to have a material effect on our financial position or results of operations.

NOTE 4. CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

        During the three months ended May 31, 2002, our redeemable convertible preferred stock ("preferred stock") and stockholders' equity changed as follows (in thousands):

	Preferred Stock
			Common Stock
	Shares				Additional Paid-In Capital	Unearned Stock-based Compensation	Accumulated Deficit	Stockholders' Equity	Comprehensive Income
		Amount	Shares	Amount
Balance at February 28, 2002	1,658	$3,347	40,447	$4	$144,140	$(1,618)	$(142,416)	$110
Exercise of stock options, net of repurchase of unvested stock	—	—	15	—	11	—	—	11
Issuance of common stock for employee stock purchase program	—	—	119	—	77	—	—	77
Reversal of stock-based deferred compensation for options forfeited	—	—	—	—	(37)	37	—	—
Issuance of common stock with warrants, net of issuance costs of $467	—	—	3,940	—	1,951	—	—	1,951
Amortization of unearned stock-based compensation	—	—	—	—	—	526	—	526
Exercise of common stock warrants	—	—	200	—	265	—	—	265
Conversion of preferred stock into common stock	(149)	(307)	271	—	307	—	—	307
Options issued for services	—	—	—	—	48	—	—	48
Net loss	—	—	—	—	—	—	(6,750)	(6,750)	(6,750)
Other comprehensive income									—

Comprehensive income									$(6,750)

Balance at May 31, 2002	1,509	$3,040	44,992	$4	$146,762	$(1,055)	$(149,166)	$(3,455)

NOTE 5. ABILITY TO CONTINUE OPERATIONS

        We have suffered recurring losses and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. Although we restructured our operations in December 2000, August 2001 and May 2002 in order to reduce discretionary spending, raised additional capital during fiscal year 2002 and 2003, sold our asset management business and continue to seek additional revenue through sales of our services, there is no assurance that we will succeed in generating sufficient revenue to enable us to continue operations.

        Our future capital requirements will depend on many factors, including our ability to increase revenue levels and reduce costs of operations to generate positive cash flows, the timing and extent of spending to support expansion of sales and marketing, market acceptance of our products and timeliness of collections of our accounts receivable. Although we have historically been able to satisfy our cash requirements, there can be no assurance that we will be able to do so in the future. Our future capital needs will be highly dependent on our ability to control expenses and increase online services and technology revenues, and any projections of future cash needs and cash flows are subject to substantial uncertainty. In May 2002, we announced our application to transfer our listing from the Nasdaq National Market to the Nasdaq SmallCap Market. Nasdaq accepted our application and our stock began trading on the Nasdaq SmallCap Market in May 2002. Our ability to raise additional capital, if necessary, may be weakened as a result of the transfer of our listing to the Nasdaq SmallCap Market. In addition, we may not be able to meet the standards for continued listing on the Nasdaq SmallCap Market.

        While we are taking steps to improve our sales efforts and are controlling our expenditures, there can be no assurance that we will succeed in generating sufficient cash from operations, achieving profitability or obtaining additional funding resources.

NOTE 6. PROMISSORY NOTES

        In May 2002, following the asset sale and private placement described in Notes 7 and 8, we repaid $5.7 million of the $7.0 million principal amount of the promissory notes that we had issued in August and September 2001. As part of this repayment we were required to accrete the portion of carrying amount of the promissory notes relating to the repayment to its full value. This resulted in a charge of approximately $973,000, which is included in interest and other income and expenses. The remaining $1.3 million in principal amount of those promissory notes were effectively converted into the private placement of Common Stock and warrants described in Note 7.

NOTE 7. COMMON STOCK

        On May 24, 2002, we completed a private placement of Common Stock and warrants to purchase Common Stock to institutional and individual investors. Under the terms of the financing, we issued an aggregate of 3,940,000 shares of Common Stock, and warrants to purchase 788,000 shares of our Common Stock with an exercise price of $1.19 per share, for aggregate gross proceeds of $3.9 million, including $2.6 million in cash and $1.3 million in cancelled indebtedness. The $1.19 per share exercise price of the warrants was the average closing sale price of our Common Stock on the five trading days preceding the closing date. The warrants issued to the investors expire four years from the issuance date. In addition to paying the placement agent a cash fee of $231,400 and reimbursing it for approximately $70,000 in expenses, we also issued to the placement agent and its designee warrants to purchase an aggregate of 310,200 shares of Common Stock at an exercise price of $1.00 per share, and warrants to purchase an aggregate of 62,040 shares of Common Stock at an exercise price of $1.19 per share. The warrants issued to the placement agent and its designee expire five years from the issuance date. All $1.19 warrants carry anti-dilution protection requiring a weighted-average adjustment of the exercise price and of the number of shares issuable upon exercise of the warrants for certain sales of stock by us at less than $1.19 per share during the 12 months following the closing; however, in accordance with NASD Marketplace Rules, we will not sell shares of our stock that would lead to an anti-dilution adjustment requiring us to issue a number of shares exceeding 19.9% of our then-current total common shares outstanding, without obtaining stockholder approval. As part of this transaction we incurred approximately $165,000 in legal, accounting and other costs.

        The Common Stock and warrants were issued in a private placement without registration under the Securities Act of 1933 and could not be offered or sold in the United States of America absent registration or an applicable exemption from registration requirements. In issuing the securities, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, based in part upon the limited number of institutional type investors and their representations in the purchase agreements. On June 13, 2002, we filed with the SEC a registration statement for the resale of the Common Stock issued and the Common Stock issuable upon exercise of the warrants, which was declared effective by the SEC on June 26, 2002.

        Cash proceeds from this financing were allocated first to the fair value of the warrants associated with the transaction in the amount of $1.3 million and the remaining balance, net of issuance costs, of $0.9 million to the Common Stock. Proceeds related to the cancelled indebtedness were accounted for as an effective conversion and were converted to common stock at their carrying value of $1.1 million.

        The warrants were classified as a liability during the time that the associated Common Stock was unregistered, as we were obligated to register that Common Stock as well as the Common Stock issuable upon exercise of the warrants, and our ability to perform that obligation was assumed to be outside our control. During each accounting period that the warrants were classified as liabilities, the warrants were adjusted to their fair value at May 31, 2002. On June 26, 2002, as described above, the registration statement was declared effective and at that time, the warrants were reclassified as permanent equity.

        During the three months ended May 31, 2002, we recorded a charge of approximately $120,000 to other expense to adjust the carrying amount of the warrants issued on May 24, 2002 to fair value.

        During the three months ended May 31, 2002, no warrants associated with the issuance of the May 24, 2002 private placement were exercised.

NOTE 8. ASSET SALE

        In May 2002, we sold substantially all of the assets related to our Asset Management software business to Computer Associates for approximately $9.5 million in cash. In connection with this sale, our July 2001 agreement with Computer Associates for its resale of our Argis suite of software products was terminated. In addition, as part of this asset sale we assigned to Computer Associates our May 2001 agreement with Corporate Software for its resale of our Argis suite of software products. Because of the asset sale, Corporate Software has the right to terminate this agreement. If it does so, all of the shares subject to the warrant that we issued to Corporate Software in May 2001 will immediately become exercisable. The fair value of the warrant had been recorded as prepaid distribution costs and was being recognized as a reduction of revenue over the lesser of a ratable charge over the 24-month term of the agreement with Corporate Software or the period it took Corporate Software to generate revenue to Intraware of $1.6 million from Corporate Software's resale of our Asset Management software. As a result of the asset sale, the remaining unamortized prepaid distribution costs of $936,000 were recorded as a reduction to revenue during the three months ended May 31, 2002.

        The total proceeds from the sale of $9.5 million, less the book value of transferred equipment, intangible assets, deferred revenue, and transaction costs, based on their respective estimated fair values at the sale date, were recorded as a gain on sale of assets in the quarter ended May 31, 2002.

        The calculation of the gain on the sale was determined as follows (in thousands):

Total consideration	$9,500
Net book value of equipment, intangible assets and deferred revenue	(6,536)
Transaction costs	(308)

Gain on sale	$2,656

        In connection with our disposition of the Asset Management software business we announced a restructuring and workforce reduction to reduce our operating expenses.

        We recorded a charge of $1.8 million relating to this restructuring and the loss on abandonment of assets during the three months ended May 31, 2002.

        The loss on abandonment of assets includes the write-off of approximately $403,000 of prepaid licenses that were held for resale. The restructuring charge consisted of approximately $345,000 for severance and benefits relating to the involuntary termination of 14 employees. In addition 33 employees were transferred to Computer Associates, all of which were based in North America. We reduced our workforce to 71 employees from 118. Of the 47 terminated employees, 22 were in Sales and Marketing, 10 were in Product Development and 15 were directly involved in our product support. We also closed our Pittsburgh, Pennsylvania office and various satellite offices.

        In our December 2000 restructuring, we closed our Fremont, California office and assigned our lease to a new tenant while acting as guarantor for that tenant. In May of 2002, the new tenant advised us of its intent of default on the lease.

        We accrued for lease and related costs of approximately $983,000 principally pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our reductions in work force. We also recognized an additional $63,000 relating to other restructuring expenses.

        We made cash payments of approximately $89,000 during the three months ended May 31, 2002.

        The following table sets forth an analysis of the components of the restructuring and loss on abandonment charges recorded in the first quarter of fiscal 2003 and subsequent adjustments and payments made against the reserve (in thousands):

	Severance and benefits	Excess lease and related costs	Impairment of long-lived assets	Other costs	Total
May 23, 2002 restructuring	$345	$983	$403	$63	$1,794

Total	345	983	403	63	1,794
Cash paid	—	(89)	—	—	(89)
Non-cash charges	—	(18)	(403)	(63)	(484)

Reserve balance at May 31, 2002	$345	$876	$—	$—	$1,221

        We expect to pay the remaining accrual in cash during the current fiscal year.

NOTE 9. OTHER EVENTS

        In April 2002, we entered into a new services agreement with Sun Microsystems, Inc., which replaced our prior services agreement with Sun when the new agreement became effective in July 2002. Under this new agreement, we provide our SubscribeNet and fulfillment services to Sun for the Sun ONE (formerly iPlanet) product line and, at Sun's option, for additional Sun software products, until June 30, 2003, with an optional one-year renewal term. Sun may terminate this agreement for its convenience at any time upon 90 days' notice. Sun serves as a key customer reference for the Intraware SubscribeNet service.

        Subsequent to February 28, 2002, we have been delinquent in monthly payments to capital lessors. Under these agreements, this delinquency resulted in a breach whereby the lessors had the right to recover fees related to collecting such unpaid balances, to assess interest over the term of their delinquency, to terminate the agreements, and to accelerate all payments upon breach. As of the date of filing of this Form 10-Q, none of the lessors have indicated that additional charges will be assessed against us or any intention to terminate the agreements or accelerate payments as a result of such breaches.

NOTE 10. ACCOUNTING FOR GOODWILL AND INTANGIBLES

        In accordance with SFAS No. 142, goodwill amortization was discontinued as of March 1, 2002. We completed our first phase impairment analysis during the current quarter and found no instances of impairment. There was no goodwill or intangibles recorded at May 31, 2002 due to the inclusion of the remaining goodwill balance in the determination of the gain on sale of our Asset Management software business (see Note 8).

        The changes in the carrying amount of goodwill during the three months ended May 31, 2002 are as follows (in thousands):

Balance as of March 1, 2002	$6,979
Goodwill written-off related to sale of the Asset Management software business	(6,979)

Balance as of May 31, 2002	$—

        Summarized below are the effects on our net loss and per share data if we had followed the amortization provisions of SFAS No. 142 (in thousands, except per share amounts):

	For the Three Months Ended May 31,		For the Years Ended
			February 28, 2002	February 28, 2001	February 29, 2000
	2002	2001
Reported net loss attributable to common stockholders	$(6,750)	$(7,803)	$(37,374)	$(68,417)	$(27,951)
Addback: Goodwill amortization	—	472	1,806	1,383	69
Addback: Assembled workforce amortization	—	195	592	1,530	339

Adjusted net loss	$(6,750)	$(7,136)	$(34,976)	$(65,504)	$(27,543)

	For the Three Months Ended May 31,		For the Years Ended
			February 28, 2002	February 28, 2001	February 29, 2000
	2002	2001
Basic and diluted net loss per share:
Reported net loss per share attributable to common stockholders	$(0.16)	$(0.28)	$(1.18)	$(2.57)	$(1.14)
Goodwill amortization	—	0.02	0.06	0.05	0.01
Assembled workforce amortization	—	0.01	0.02	0.06	0.01

Adjusted net loss per share attributable to common stockholders	$(0.16)	$(0.25)	$(1.10)	$(2.46)	$(1.12)

NOTE 11. CONTINGENCIES

        In October 2001, we were served with a summons and complaint in a purported securities class action lawsuit. On or about April 19, 2002, we were served with an amended complaint in this action, which is now titled In re Intraware, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-9349 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The amended complaint is brought purportedly on behalf of all persons who purchased our Common Stock from February 25, 1999 (the date of our initial public offering) through December 6, 2000. It names as defendants the Company; three of our present and former officers and directors; and several investment banking firms that served as underwriters of our initial public offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that the underwriters misused their securities analysts to manipulate the price of our stock. No specific damages are claimed.

        Lawsuits containing similar allegations have been filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. Certain pre-trial motions have been scheduled. No discovery has been served on us. We believe we have meritorious defenses to these claims and intend to defend against them vigorously.

        We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2002. This discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements regarding our future cash and liquidity position, the extent and timing of future revenues and expenses and customer demand, the deployment of our products, and our reliance on third parties. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those discussed in "Risk Factors" below and elsewhere in this Quarterly Report on Form 10-Q.

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

        We have a limited operating history upon which investors may evaluate our business and prospects. Since inception, we have incurred significant losses, and, as of May 31, 2002, had an accumulated deficit of approximately $149 million. We expect to incur additional net losses at least through our fiscal year ending February 28, 2003. There can be no assurance that our gross profit will increase or continue at its current level. There also can be no assurance that we will generate cash from operations in future periods, or achieve or maintain profitability or finance our operations without raising additional capital. Our future must be considered in light of our liquidity issues and the risks frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as e-commerce. To address these risks, we must, among other things, continue to develop new services, implement and successfully execute our business and marketing strategy, continue to develop and upgrade our technology, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks and the failure to do so would have a material adverse effect on our business, financial condition and results of operations. Our current and future expense levels are based largely on our planned operations and estimates of future sales. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast, particularly in the current business environment. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales would have an immediate adverse effect on our business, financial condition, results of operations and cash flows. In view of the rapidly evolving nature of our business and our limited operating history, we are unable to accurately forecast our sales and believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

        In May 2002, we sold substantially all of the assets related to our Asset Management software business for approximately $9.5 million in cash. We also completed a private placement of Common Stock and warrants to purchase Common Stock for aggregate gross proceeds of $3.9 million, including $2.6 million in cash and $1.3 million in cancelled indebtedness. In May 2002, we also repaid $5.7 million of the $7.0 million principal amount of the promissory notes we had issued in August and

September 2001. The remaining $1.3 million was effectively converted in the private placement described above.

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

        Online services and technology revenue results primarily from sales of our SubscribeNet electronic software delivery and management service to software vendors. It also results from a percentage of the gross profit derived from sales of Sun ONE (formerly iPlanet) software licenses and maintenance services as well as reimbursements from Corporate Software for our cost of maintaining a team dedicated to sales of Sun ONE software licenses and maintenance services as part of our Corporate Software alliance. Online services and technology revenue also resulted from the sale of our proprietary software licenses and related maintenance to companies that use those products internally or that use those products to provide web-based services to their customers. These sales were either made through our direct sales force or through authorized resellers. Online services and technology revenue also resulted from professional services that we provided to integrate our proprietary software, to convert data for customers, and to customize our SubscribeNet Service for individual customer needs. As a result of the sale of our Asset Management software business in May 2002 (discussed below in Liquidity and Capital Resources), future online services and technology revenue will result almost exclusively from our SubscribeNet service, and we will no longer derive significant revenue from the sale of our proprietary software licenses, related maintenance and professional services arrangements described above after our fiscal quarter ending May 31, 2002.

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

        We obtained vendor specific objective evidence of fair value for the maintenance element of the resold and proprietary software arrangements based on historical and contractual renewal rates for maintenance. In such cases, we deferred the maintenance revenue at the outset of the arrangement and recognized it ratably over the period during which the maintenance was to be provided (generally 12 months), which normally commenced on the date the software was delivered. Changes in the previously mentioned factors could have had a material impact on actual revenue recognized. At the time of a license or service sale we assessed whether or not any services included within the arrangement required us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performed as the customer requested. If these services were considered to be an essential part of an arrangement, we recognized the entire software license or service fee using the percentage of completion method. We estimated the percentage of completion based on our estimate of the total time to complete the project as a percentage of the time incurred to date. Recognized revenues and profit were subject to revisions as the contract progressed to completion. Revisions in profit estimates were charged to income in the period in which the facts that gave rise to the revision became known. Provisions for estimated losses on incomplete contracts were made in the period in which estimated losses were determined.

        Revenue for transactions through authorized resellers was recognized when the licenses and maintenance were resold, utilized by the reseller or our related obligations were satisfied. We have provided for sales allowances for authorized resellers and direct sales on an estimated basis, based on prior history as well as contractual requirements.

        We recognized revenue related to professional services as the services were completed and contractual obligations were met.

Prepaid licenses

        We write down our prepaid licenses for estimated obsolescence in an amount equal to the difference between the cost of our prepaid licenses and the estimated recoverable value of our prepaid licenses based on assumptions about future demand, market conditions and our rights to return under stock rotation agreements. If actual future demand or market conditions are less favorable than those we project, additional prepaid license write-downs may be required. During the three months ended May 31, 2002 we recorded approximately $403,000 in prepaid license write-downs.

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

Impairment of long-lived assets and goodwill

        As discussed in Note 1 of the consolidated financial statements included in our Annual Report on Form 10-K filed on May 29, 2002, we are required to regularly review all of our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we compare the book value of such assets to the future undiscounted cash flows attributable to those assets. If the book value is less than the future undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense.

Income taxes

        In conjunction with preparing our financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Given that we have incurred losses since inception and therefore, have not been required to pay income taxes, we have fully reserved our deferred tax assets at May 31, 2002. In the event that we are able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period that this is determined.

RESULTS OF OPERATIONS

Total revenue

        Revenue for the three months ended May 31, 2002 was $4.5 million, which represents a 71% decrease from revenue for the three months ended May 31, 2001 of $15.3 million. In addition, for the three months ended May 31, 2002, product revenue accounted for $1.7 million or 39% of revenue, while online service and technology revenue accounted for $2.8 million or 61% of revenue. For the three months ended May 31, 2001, product revenue accounted for $11.0 million or 72% of revenue, while online service and technology revenue accounted for $4.3 million or 28% of revenue.

        The decline in product revenue and total revenue was primarily due to our transition out of the business of reselling third-party software products and related maintenance. The decrease in online services and technology revenue is primarily due to a slowdown in technology spending resulting from weakened overall economic conditions. In June 2001, we entered into an agreement with Corporate Software whereby Corporate Software assumed our rights and obligations under our Sun ONE (formerly iPlanet) software reseller agreement, and agreed to pay to us a percentage of the gross profit derived from Corporate Software's sales of Sun ONE software licenses and services. We expect our third-party product revenue to continue to decrease substantially as a result of this agreement. We also expect our online services and technology revenue for our full fiscal year 2003 to decrease substantially primarily as a result of our sale of our Asset Management software business to Computer Associates International, Inc. in May 2002.

Cost of revenues

        Total cost of revenues decreased to $2.4 million for the three months ended May 31, 2002 from $9.9 million for the three months ended May 31, 2001. Our gross margin increased to 48% for the three months ended May 31, 2002 from 35% for the three months ended May 31, 2001.

        Costs of revenue primarily consist of the cost of third-party products sold and certain allocated costs related to Internet connectivity, customer support and professional services personnel. We purchased third-party products at a discount to the third-party's established list prices according to standard reseller terms. The decrease in the cost of revenues primarily reflects our decrease in revenue and changes in the mix of products sold. The margin percentage increase primarily reflects our focus on the sale of our own services and technology, which generates higher margins than third-party products we resold.

Sales and marketing expenses

        For the three months ended May 31, 2002, sales and marketing expenses were $2.5 million or 55% of revenue, an overall decrease from $4.4 million or 29% of revenue for the three months ended May 31, 2001.

        Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, promotional materials and trade show expenses. The decrease is due to our restructuring efforts, which reduced expenditures on salaries and marketing, eliminated rent on closed offices and lowered commission expense due to lower sales.

        We plan to continue to develop strategic relationships to sell our products and services directly to our customer base. We expect total expenditures to be higher than in our 2002 fiscal year as a percentage of revenue, but lower in the aggregate. The previous two sentences are forward-looking statements and actual results could differ materially from those anticipated.

Product development expenses

        For the three months ended May 31, 2002, product development expenses were $2.2 million or 49% of revenue, an overall decrease from $2.9 million or 19% of revenue for the three months ended May 31, 2001.

        Product development expenses primarily consist of personnel, consulting, software and related maintenance and equipment depreciation expenses. Costs related to research, design and development of products and services have been charged to product development expense as incurred. The recent decrease is due to our current and prior year restructuring efforts, which reduced expenditures on salaries and unproven product and service lines. We anticipate continuing to invest in additional functionality for our SubscribeNet service. We expect total expenditures for product development to be higher than in our 2002 fiscal year as a percentage of revenue, but lower in the aggregate. We expect product development expenses to fluctuate from time to time to the extent we make incremental investments in product development. We cannot give assurance that these development efforts will result in products, features or functionality or that the market will accept any products, features or functionality developed.

General and administrative expenses

        For the three months ended May 31, 2002, general and administrative expenses were $1.6 million or 35% of revenue, an overall decrease from $2.1 million or 14% of revenue for the three months ended May 31, 2001.

        General and administrative expenses consist primarily of compensation for administrative and executive personnel, facility costs and fees for professional services. A significant part of our decreased general and administrative expenses stems from our restructuring efforts in August 2001, which resulted in a reduction of compensation expense and lease costs for office space. We expect total expenditures to increase from our 2002 fiscal year levels as a percentage of revenue, but decrease in the aggregate. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

Restructuring and impairment of long-lived assets

        In May 2002, we sold substantially all of the assets related to our Asset Management software business to Computer Associates for approximately $9.5 million in cash. In connection with this sale, our July 2001 agreement with Computer Associates for its resale of our Argis suite of software products was terminated. In addition, as part of this asset sale we assigned to Computer Associates our May 2001 agreement with Corporate Software for its resale of our Argis suite of software products. Because of the asset sale, Corporate Software has the right to terminate this agreement. If it does so, all of the shares subject to the warrant that we issued to Corporate Software in May 2001 will immediately become exercisable. The fair value of the warrant had been recorded as prepaid distribution costs and was being recognized as a reduction of revenue over the lesser of a ratable charge over the 24-month term of the agreement with Corporate Software or the period it took Corporate Software to generate revenue to Intraware of $1.6 million from Corporate Software's resale of our Asset Management software. As a result of the asset sale, the remaining unamortized prepaid distribution costs of $936,000 were recorded as a reduction to revenue during the three months ended May 31, 2002.

        The total proceeds from the sale of $9.5 million, less the book value of transferred equipment, intangible assets, deferred revenue, and transaction costs, based on their respective estimated fair values at the sale date, were recorded as a gain on sale of assets in the quarter ended May 31, 2002.

        The calculation of the gain on the sale was determined as follows (in thousands):

Total consideration	$9,500
Net book value of equipment, intangible assets and deferred revenue	(6,536)
Transaction costs	(308)

Gain on sale	$2,656

        In connection with our disposition of the Asset Management software business we announced a restructuring and workforce reduction to reduce our operating expenses.

        We recorded a charge of $1.8 million relating to this restructuring and the loss on abandonment of assets during the three months ended May 31, 2002.

        The loss on abandonment of assets includes the write-off of approximately $403,000 of prepaid licenses that were held for resale. The restructuring consisted of approximately $345,000 for severance and benefits relating to the involuntary termination of 14 employees. In addition, 33 employees were transferred to Computer Associates, all of which were based in North America. We reduced our workforce to 71 employees from 118. Of the 47 terminated employees, 22 were in Sales and Marketing, 10 were in Product Development and 15 were directly involved in our product support. We also closed our Pittsburgh, Pennsylvania office and various satellite offices.

        In our December 2000 restructuring, we closed our Fremont, California office and assigned our lease to a new tenant while acting as guarantor for that tenant. In May of 2002, the new tenant advised us of its intent to default on the lease.

        We accrued for lease and related costs of approximately $983,000 principally pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our reductions in work force. We also recognized an additional $63,000 relating to other restructuring expenses.

        We made cash payments of approximately $89,000 during the three months ended May 31, 2002.

        The following table sets forth an analysis of the components of the restructuring and loss on abandonment charges recorded in the first quarter of fiscal 2003 and subsequent adjustments and payments made against the reserve (in thousands):

	Severance and benefits	Excess lease and related costs	Impairment of long-lived assets	Other costs	Total
May 23, 2002 restructuring	$345	$983	$403	$63	$1,794

Total	345	983	403	63	1,794
Cash paid	—	(89)	—	—	(89)
Non-cash charges	—	(18)	(403)	(63)	(484)

Reserve balance at May 31, 2002	$345	$876	$—	$—	$1,221

        We expect to pay the remaining accrual in cash during the current fiscal year.

Amortization of Intangibles

        For the three months ended May 31, 2002, amortization of intangibles were $1.1 million, a decrease from $2.5 million for the three months ended May 31, 2001.

        Amortization of intangibles is a charge related to our acquisitions of BITSource, Inc. in October 1999 and Janus Technologies, Inc. in July 2000. On March 1, 2002, we ceased amortization of our goodwill balance. Subsequently, in May 2002, as part of our Asset Management software business sale to Computer Associates, we sold our remaining intangible assets.

Interest Expense

        For the three months ended May 31, 2002, interest expenses were $2.4 million, an increase from $225,000 for the three months ended May 31, 2001.

        Interest expense relates to obligations under capital leases, accretion of notes payable balances and borrowings under a bank line. The increase in interest expense is primarily the result of accretion to redemption value of a portion of our $7.0 million notes payable, which were fully converted or paid off at May 31, 2002.

Interest and Other Income and Expenses, Net

        For the three months ended May 31, 2002, interest and other income and expenses, net was a charge of $35,000, a decrease from income of $25,000 for the three months ended May 31, 2001.

        Interest and other income and expenses, net relates to interest earned on our investment balances and warrants disclosed as liabilities adjusted to fair value. The decrease in interest and other income and expenses, net for the three months ended May 31, 2002 is primarily the result of charges we recorded to adjust the warrants we issued in connection with our August 31 and September 20, 2001 debt issuance and May 2002 financing, which were classified as liabilities, to fair value. The charge recorded to adjust the warrants to fair value during the three months ended May 31, 2002 was $38,000.

Income Taxes

        From inception through February 28, 2002, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of February 28, 2002, we had approximately $115 million of federal and $60 million of state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts between 2012 and 2022. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, we have recorded a 100% valuation allowance. Furthermore, as a result of changes in our equity ownership from our convertible preferred stock financings, our initial public offering and other financing transactions, utilization of the net operating losses and tax credits is subject to substantial annual limitations. This is due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through private sales of preferred and common stock, the initial public offering of our Common Stock and the issuance of debt. As we have not yet achieved positive cash flow from our operations, we will continue to use our capital raised to date to support our operations until we become cash flow positive. However, there can be no guarantee that we will be successful in becoming cash flow positive without additional capital financing.

        Our cash and cash equivalents at May 31, 2002 were $6.0 million, increasing by $3.1 million from $3.0 million at February 28, 2002. This increase was due to $9.5 million provided by investing activities offset by $3.1 million used in operating activities and $3.3 million used in financing activities.

        The net cash used in operating activities of $3.1 million for the three months ended May 31, 2002 was primarily due to our net loss and decreases in deferred revenues and accounts payable offset by increases in accounts receivable and prepaid licenses and services, as well as reimbursements from Corporate Software for the salaries of our sales personnel dedicated to selling Sun ONE (formerly iPlanet) software licenses and maintenance. Financing activities used $3.3 million for the three months ended May 31, 2002 primarily due to principal payments on our notes payable, which were partially offset by proceeds from our Common Stock issuance. Net cash provided by investing activities of $9.5 million for the three months ended May 31, 2002 related primarily to the sale of our Asset Management software business to Computer Associates.

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

        On May 23, 2002, we completed the sale of our Asset Management software business for gross proceeds of $9.5 million. This transaction is described in Note 8 to our condensed consolidated financial statements in Item I of Part I. On May 24, 2002, we issued Common Stock and warrants in a private placement to a group of institutional and individual investors for aggregate gross proceeds of $3.9 million, including $1.3 million from effective conversion of indebtedness. This transaction is described in Note 7 to our condensed consolidated financial statements in Item I of Part I. In May 2002, we fully repaid or converted into Common Stock and warrants to purchase Common Stock all of our promissory notes, which consisted of $7 million in principal and also consisted of accrued interest.

        At May 31, 2002, we did not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        The following summarizes our contractual obligations at May 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	FY 2003	FY 2004-2005	FY 2006
Capital lease obligations	$4,243	$1,695	$2,548	$—
Operating leases	2,332	1,047	1,152	133

	$6,575	$2,742	$3,700	$133

        As of May 31, 2002 our redeemable convertible preferred stock had a liquidation value of $3.6 million.

Recent Accounting Pronouncements

        On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, ("SFAS No. 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142, ("SFAS No. 142"), "Goodwill and Other Intangible Assets." These statements made significant changes to the accounting for business combinations, goodwill, and intangible assets.

        SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 established new standards for goodwill acquired in a business combination, eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. We adopted the provisions of SFAS No. 142 on March 1, 2002. As a result, we ceased amortization of $7.0 million in goodwill. Subsequently, the remaining goodwill balance was included in the determination of the gain on sale of our Asset Management software business, as discussed in Note 8.

        On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. We adopted the provisions of SFAS No. 144 during the quarter ended May 31, 2002. The disposition of our Asset Management software business (Note 8) was recognized under SFAS No. 144.

        In November 2001, the EITF reached a consensus on EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket Expenses Incurred," which includes, among other things, guidance on EITF No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"). EITF No. 01-14, as it relates to EITF No. 99-19, is to be applied for financial reporting periods beginning after December 15, 2001 and generally requires that a company recognize as revenue, travel expense and other reimbursable expenses billed to customers. We adopted EITF 01-14 during the quarter ended May 31, 2002. As a result, we classified reimbursements totalling approximately $498,000 that we received from Corporate Software relating to maintaining a team dedicated to sales of iPlanet software licenses and maintenance. All prior year amounts will be reclassified to conform to the current presentation in accordance with the transition provisions of EITF 01-14. However, there were no reimbursements received during the quarter ended May 31, 2001 to reclassify. The adoption of EITF No. 01-14 did not affect our basic net loss per share, financial position, results of operations, or cash flows.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13, although early adoption is permitted. We will adopt SFAS No. 145 on March 1, 2003, and the impact of SFAS No. 145 is not expected to have a material effect on our financial position or results of operations.

RISK FACTORS

        You should carefully consider the risks described below before making a decision to invest in our Common Stock. The risks and uncertainties described below are not the only ones facing Intraware. Additional risks and uncertainties not presently known to us or that we do not currently believe are important to an investor may also harm our business operations. If any of the events, contingencies, circumstances or conditions described in the following risks actually occur, our business, financial condition or our results of operations could be seriously harmed. If that occurs, the trading price of our Common Stock could decline, and you may lose part or all of your investment.

We have negative cash flow and may not have sufficient cash to continue operations or, even if we can continue operations, to effectively manage our working capital requirements and fund our operations for the period required to achieve profitability.

        Our Annual Report on Form 10-K for our fiscal year ended February 28, 2002 contains a disclosure expressing substantial doubt regarding our ability to continue as a going concern as a result of our recurring losses and negative cash flows from operations. We have limited cash and credit available, and may be unable to raise additional financing or establish additional lines of credit. As of May 31, 2002, we had approximately $6 million in cash and cash equivalents. We may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing. Such financing may not be available on reasonable terms, and if available such additional financing will dilute current shareholders. If such financing is required and we cannot obtain it, we will have to discontinue operations.

Our SubscribeNet service is our only product offering and demand for this service remains uncertain in the current economic climate.

        In May 2002, we sold our Asset Management software business. Accordingly, our SubscribeNet electronic software delivery and management service is now our only product offering. For most of the 2001 calendar year, we experienced weakening demand for our SubscribeNet service. The business climate for the technology sector remains uncertain. We market the SubscribeNet service primarily to enterprise software companies, and several enterprise software companies have reported reductions in demand and lowered forecasts for their products and services over the past year. We may experience similar reductions in demand for our SubscribeNet service, which would have an immediate and adverse effect on us.

If Nasdaq determines that we have failed to meet its SmallCap Market listing requirements, our Common Stock may be delisted.

        Effective May 30, 2002, our Common Stock moved from being listed on the Nasdaq National Market to being listed on the Nasdaq SmallCap Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq SmallCap Market. One requirement is that the bid price of a company's stock not fall below $1.00. The bid price of our Common Stock was below $1.00 almost continuously between September 19 and December 5, 2001 and dropped below $1.00 in April, May, June and July of 2002. If as a result of the application of any of Nasdaq's listing requirements, our Common Stock were delisted from the Nasdaq SmallCap Market, our stock would become harder to buy and sell. Further, our stock could then potentially be subject to what are known as the "penny stock" rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our Common Stock might decline. As a result, your ability to resell your shares of our Common Stock could be adversely affected.

We have a history of losses, we expect future losses and we may not ever become profitable.

        We have not achieved profitability, may incur net losses through our fiscal year ending February 28, 2003 and may not ever become profitable in the future. We incurred net losses attributable to common stockholders of $6.8 million for the quarter ended May 31, 2002, $37.4 million for the fiscal year ended February 28, 2002, $68.4 million for the year ended February 28, 2001, and $28.0 million for the year ended February 29, 2000. As of May 31, 2002, we had an accumulated deficit of approximately $149 million. We will need to generate significant additional online services and technology revenues and/or reduce operating costs to achieve and maintain positive cash flow and profitability. We have a limited operating history that makes it difficult to forecast our future operating results. Our revenues have declined in recent quarters, and we cannot be certain that we will achieve sufficient revenues or gross profits in future quarters for positive cash flow or profitability. If we do achieve positive cash flow or profitability in any period, we cannot be certain of continued or increased positive cash flow or profitability on a quarterly or annual basis.

Any termination of our relationship with Sun Microsystems or Corporate Software would have a substantial adverse effect on our business.

        We provide online software update and license management services to Sun Microsystems, Inc.'s Sun ONE (formerly iPlanet) customers through our SubscribeNet and Fulfillment services under an agreement that expires on June 30, 2003 and that is terminable by Sun Microsystems at any time on 90 days' notice. We cannot assure you that this agreement will be extended after June 30, 2003, or that Sun Microsystems will not terminate this agreement. A substantial portion of our SubscribeNet revenues to date have been generated through this contract, and our failure to extend this contract at the end of its current term could have a material adverse effect on our SubscribeNet revenues and on our business as a whole. If Sun Microsystems chose to offer its own electronic software delivery, tracking, maintenance or other services, which it is permitted to do under the current agreement, it would have a substantial adverse effect on our business, results of operations and financial condition.

        Under our Sales Alliance Agreement with Corporate Software dated June 28, 2001, we are transitioning to Corporate Software our reseller relationship with Sun Microsystems, Inc. for Sun ONE products. This agreement expires in June 2003, but may terminate earlier under certain circumstances, including any termination of the reseller contract between Corporate Software and Sun Microsystems, Inc. A significant portion of our SubscribeNet revenues since July 2001 have been generated through this Corporate Software contract, and a significant portion of our revenues in future periods could be generated through this contract. In addition, Corporate Software shares with us a portion of its gross profit from resales of Sun ONE software licenses and maintenance, and reimburses us for a significant portion of our personnel costs relating to maintaining a team dedicated to sales of Sun ONE software licenses and maintenance. Any termination of this contract before June 2003 could have a material adverse effect on our business and financial performance.

        Corporate Software was acquired by Level 3 Communications, Inc. in March 2002. While we have seen no indication that this acquisition has affected or will affect the revenues we receive under our Sales Alliance Agreement with Corporate Software, it is possible that these revenues will be affected if Level 3 chooses to approach our relationship differently than Corporate Software has in the past.

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

  •
  the cost of maintaining sufficient network bandwidth to enable purchasers to rapidly download software;

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

        We believe that a substantial amount of revenue from our SubscribeNet service in any given future period may come from a relatively small number of customers (in addition to Sun Microsystems and Corporate Software, as detailed above). If one or more major customers were to stop using our services or products, our operating results could be materially adversely affected. Our contractual relationships with most of these customers are subject to renewal annually. As a result, we cannot assure you that any of our customers will renew their contracts with us in any given year.

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

        Our operating results have fallen below the expectations of public market analysts and investors in the past. It is likely that in future quarters our operating results will again be below the expectations of public market analysts and investors and as a result, the price of our Common Stock will fall. Our operating results have varied widely in the past, and we expect that they will continue to vary significantly from quarter to quarter due to a number of risk factors, including:

  •
  potential weakening of demand for our SubscribeNet services and Sun ONE (formerly iPlanet) products that we sell jointly with Corporate Software;

  •
  the unwillingness of certain potential customers to purchase our services due to concerns about our financial strength;

  •
  the timing of sales of our services;

  •
  potential renewed cost cutting in our Sales and Marketing, Product Development and support areas;

  •
  potential loss of strategic relationships with major customers and resellers;

  •
  potential delays in introducing our products and services according to planned release schedules;

  •
  changes in our pricing policies;

  •
  reluctance among software companies to accept or outsource electronic delivery of their software;

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

        In addition, our June 2001 agreement with Corporate Software, under which we are transitioning to Corporate Software our business of reselling Sun ONE software, has resulted in and will continue to result in a decrease in revenue to us. Our May 2002 sale of our Asset Management software business to Computer Associates International, Inc. will also result in a substantial decrease in our revenue and gross profit. These decreases in our revenues and gross profit could affect the market price of our Common Stock. Our operating expenses, which include sales and marketing, product development and general and administrative expenses, are based on our expectations of future gross profits and are relatively fixed in the short term. If gross profits fall below our expectations and we are not able to quickly reduce our spending in response, our operating results would be adversely affected.

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

        Our future success depends upon the continued service of our executive officers and other key technology, sales, marketing and support personnel. None of our officers or key employees is bound by an employment agreement for any specific term. If we lost the services of one or more of our key employees, or if one or more of our executive officers or employees decided to join a competitor or otherwise compete directly or indirectly with us, this could have a significant adverse effect on our business. In particular, the services of Peter H. Jackson, our Chief Executive Officer, would be difficult to replace.

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

        Our success and ability to compete are substantially dependent upon our internally developed technology, which we protect through a combination of patent, copyright, trade secret and trademark law. We are aware that certain other companies are using or may have plans to use the name "Intraware" as a company name or as a trademark or service mark. While we have received no notice of any claims of trademark infringement from any of those companies, we cannot assure you that these companies may not claim superior rights to "Intraware" or to other marks we use. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services or technology and we cannot be certain that the steps we have taken will prevent misappropriation of our technology.

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

        In delivering third-party software through our SubscribeNet service, we must comply with U.S. export controls on software generally and encryption technology in particular. Changes in these laws could require us to implement costly changes to our automated export compliance processes. More generally, the law governing Internet transactions remains largely unsettled, even in areas where there has been some legislative action. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business by increasing our costs and administrative burdens. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. It appears that additional laws and regulations regarding protection of privacy on the Internet will be adopted at the state and federal levels in the United States. The European Union has enacted its own data protection and privacy directive, which required all 15 European Union Member States to implement laws relating to the processing and transmission of personal data. We must comply with these new regulations in both Europe and the United States, as well as any other regulations adopted by other countries where we may do business. The growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. Compliance with any newly adopted laws may prove difficult for us and may negatively affect our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At May 31, 2002, we had cash and cash equivalents of approximately $6.0 million. We have not used derivative financial instruments in our investment portfolio during fiscal 2003. We place our investments with high quality issuers, by policy, in an effort to limit the amount of credit exposure to any one issue or issuer.

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. At May 31, 2002, all of our cash, cash equivalents and investment portfolio carried maturity dates of less than 90 days. The effect of changes in interest rates of +/-10% over a six-month horizon would not have a material effect on the fair market value of the portfolio.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In October 2001, we were served with a summons and complaint in a purported securities class action lawsuit. On or about April 19, 2002, we were served with an amended complaint in this action, which is now titled In re Intraware, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-9349 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The amended complaint is brought purportedly on behalf of all persons who purchased our Common Stock from February 25, 1999 (the date of our initial public offering) through December 6, 2000. It names as defendants the Company; three of our present and former officers and directors; and several investment banking firms that served as underwriters of our initial public offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that the underwriters misused their securities analysts to manipulate the price of our stock. No specific damages are claimed.

        Lawsuits containing similar allegations have been filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. Certain pre-trial motions have been scheduled. No discovery has been served on us. We believe we have meritorious defenses to these claims and intend to defend against them vigorously.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On May 24, 2002, we completed a private placement of Common Stock and warrants to purchase Common Stock to institutional and individual investors. Under the terms of the financing, we issued an aggregate of 3,940,000 shares of Common Stock, and warrants to purchase 788,000 shares of our Common Stock with an exercise price of $1.19 per share, for aggregate gross proceeds of $3.9 million, including $2.6 million in cash and $1.3 million in cancelled indebtedness. The $1.19 per share exercise price of the warrants was the average closing sale price of our Common Stock on the five trading days preceding the closing date. The warrants issued to the investors expire four years from the issuance date.

        In addition to paying the placement agent a cash fee of $231,400 and reimbursing it for approximately $70,000 in expenses, we also issued to the placement agent and its designee warrants to purchase an aggregate of 310,200 shares of Common Stock at an exercise price of $1.00 per share, and warrants to purchase an aggregate of 62,040 shares of Common Stock at an exercise price of $1.19 per share. The warrants issued to the placement agent and its designee expire five years from the issuance date. All $1.19 warrants carry anti-dilution protection requiring a weighted-average adjustment of the exercise price and of the number of shares issuable upon exercise of the warrants for certain sales of stock by us at less than $1.19 per share during the 12 months following the closing; however, in accordance with NASD Marketplace Rules, we will not sell shares of our stock that would lead to an anti-dilution adjustment requiring us to issue a number of shares exceeding 19.9% of our then-current total common shares outstanding, without obtaining stockholder approval.

        The Common Stock and warrants were issued in a private placement without registration under the Securities Act of 1933 and could not be offered or sold in the United States of America absent registration or an applicable exemption from registration requirements. In issuing the securities, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, based in part upon the limited number of institutional type investors and their representations in the purchase agreements. We filed with the SEC a registration statement for the resale of the Common Stock issued and the Common Stock issuable upon exercise of the warrants on June 13, 2002 which went effective on June 26, 2002.

        The proceeds of the private placement were used to retire our remaining debt.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits

2.1(1)	Asset Purchase Agreement, dated as of May 15, 2002, by and between Intraware, Inc. and Computer Associates International, Inc.
4.1(2)	Warrant Agreement dated May 24, 2002 between Intraware, Inc. and Commonwealth Associates, L.P. and Form of Investor Warrant Certificate.
4.2(2)	Form of Placement Agent Warrant with $1.00 exercise price.
4.3(2)	Form of Placement Agent Warrant with $1.19 exercise price.
4.4(2)	Registration Rights Agreement, dated May 24, 2002 by and among Intraware, Inc., Commonwealth Associates, L.P. and the investors named therein.
10.1(2)	Form of Subscription Agreement, dated May 24, 2002 by and among Intraware, Inc. and the investors.
10.2(2)	Placement Agency Agreement, dated May 10, 2002 by and between Intraware, Inc. and Commonwealth Associates, L.P.
10.3(3)	Intraware Services Agreement effective as of July 1, 2002, between Sun Microsystems, Inc. and Intraware.

(1)
Incorporated by reference to Intraware's Current Report on Form 8-K dated May 31, 2002 (File No. 000-25249).

(2)
Incorporated by reference to Intraware's Registration Statement on Form S-3 (File No. 333-90442).

(3)
To be filed by an amendment to this Quarterly Report on Form 10-Q.

  b)
  Reports on Form 8-K

        On May 31, 2002, we filed a Report on Form 8-K under Item 2 announcing the sale of our Asset Management software business (including our Argis suite of products) to Computer Associates International, Inc. ("Computer Associates") in consideration for approximately $9.5 million in cash and assumption of certain liabilities. The consideration paid to us was determined as a result of arms-length negotiations with Computer Associates. As further described in our Annual Report on Form 10-K for the year ended February 28, 2002 and this Quarterly Report on Form 10-Q for the period ended May 31, 2002, we used a portion of the proceeds from the Asset Management software business sale toward repayment of our existing $7.0 million principal amount in notes payable and subsequently completed a private placement that enabled us to fully repay or effectively convert the remaining portion our outstanding notes payable. In connection with the Asset Management software business sale, we incurred employee severance, lease termination and other restructuring costs in addition to costs resulting directly from the sale.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRAWARE, INC.
Dated: July 15, 2002	By:	/s/ WENDY A. NIETO Wendy A. Nieto Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

QuickLinks

  PART I—FINANCIAL INFORMATION
  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTRAWARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
INTRAWARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
INTRAWARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
INTRAWARE, INC. NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
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