Form 10-Q
period 2002-08-31
INTRAWARE INC
filed 2002-10-15
CIK 1025134

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES—EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check ☒ whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of October 9, 2002 there were 51,495,878 shares of the registrant's Common Stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTRAWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	August 31, 2002	February 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$9,091	$2,979
Accounts receivable, net	1,264	2,717
Related party accounts receivable	1,000	—
Prepaid licenses, services and cost of deferred revenue	466	4,028
Other current assets	768	928

Total current assets	12,589	10,652
Cost of deferred revenue	175	357
Property and equipment, net	3,102	5,900
Intangible assets, net	—	1,583
Goodwill, net	—	6,979
Other assets	87	1,048

Total assets	$15,953	$26,519

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,998	$5,930
Accrued expenses	2,149	1,071
Notes payable	—	5,210
Warrants	—	347
Deferred revenue	3,303	5,668
Capital lease and other obligations	1,666	1,746

Total current liabilities	9,116	19,972
Deferred revenue	727	855
Capital lease and other obligations	1,562	2,235

Total liabilities	11,405	23,062

Contingencies (Note 12)
Redeemable convertible preferred stock; 10,000 shares authorized; $.0001 par value; 1,380 and 1,658 shares issued and outstanding at August 31 and February 28, 2002, respectively (aggregate liquidation preference of $3,170 and $3,915 at August 31 and February 28, 2002 respectively)	2,723	3,347

Stockholders' equity:
Common stock; $0.0001 par value; 250,000 shares authorized; 51,465 and 40,447 shares issued and outstanding at August 31 and February 28, 2002, respectively	5	4
Additional paid-in-capital	152,415	144,140
Stockholders' receivable	(15)	—
Unearned stock-based compensation	(195)	(1,618)
Accumulated deficit	(150,385)	(142,416)

Total stockholders' equity	1,825	110

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$15,953	$26,519

See notes to unaudited interim condensed consolidated financial information.

INTRAWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 31, 2002	August 31, 2001	August 31, 2002	August 31, 2001
Revenues:
Software product sales	$554	$9,437	$2,298	$20,476
Online services and technology	2,751	4,354	5,516	8,648
Related party online services and technology	27	—	27	—

Total revenues	3,332	13,791	7,841	29,124

Cost of revenues:
Software product sales	449	7,444	1,662	16,094
Online services and technology	927	1,045	2,073	2,311

Total cost of revenues	1,376	8,489	3,735	18,405

Gross profit	1,956	5,302	4,106	10,719

Operating expenses:
Sales and marketing	1,164	3,620	3,655	7,986
Product development	1,812	2,641	4,007	5,560
General and administrative	219	2,447	1,806	4,511
Amortization of intangibles	—	2,007	1,085	4,077
Amortization of goodwill	—	472	—	944
Restructuring	—	2,206	1,391	2,206
Impairment of long-lived assets	389	—	792	—
Loss on abandonment of assets	—	6,407	—	6,407

Total operating expenses	3,584	19,800	12,736	31,691

Loss from operations	(1,628)	(14,498)	(8,630)	(20,972)
Interest expense	(108)	(250)	(2,477)	(475)
Interest and other income and expenses	517	(4,675)	482	(4,650)
Gain on sale of Asset Management software business	—	—	2,656	—

Net loss	(1,219)	(19,423)	(7,969)	(26,097)
Deemed dividend due to beneficial conversion feature of preferred stock	—	(687)	—	(1,816)

Net loss attributable to common stockholders	$(1,219)	$(20,110)	$(7,969)	$(27,913)

Basic and diluted net loss per share attributable to common stockholders	$(0.03)	$(0.71)	$(0.18)	$(0.98)

Weighted average shares—basic and diluted	46,535	28,523	43,755	28,462

See notes to unaudited interim condensed consolidated financial information.

INTRAWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended
	August 31, 2002	August 31, 2001
Cash flows from operating activities:
Net loss	$(7,969)	$(26,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,175	2,939
Amortization of goodwill and intangibles	1,085	5,021
Amortization of unearned stock-based compensation	879	1,351
Recovery of doubtful accounts	—	(318)
Gain on sale of fixed assets	(2)	—
Gain on sale of Asset Management software business	(2,656)	—
Warrants adjustment to fair value	(460)	4,677
Amortization of discount on note payable	1,571	—
Impairment of long-lived assets	792	—
Loss on abandonment of assets	—	6,414
Amortization of warrant charge offset against revenue	936	199
Common stock options issued for services	50	—
Changes in assets and liabilities:
Accounts receivable	453	6,728
Prepaid licenses, services and cost of deferred revenue	3,310	5,159
Other assets	184	416
Accounts payable	(3,932)	(7,211)
Accrued expenses	769	226
Deferred revenue	(1,292)	(5,060)

Net cash used in operating activities	(4,107)	(5,556)

Cash flows from investing activities:
Purchases of property and equipment	(14)	(178)
Decrease in restricted cash	—	250
Proceeds from sale of Asset Management software business	9,500	—
Proceeds from sale of fixed assets	7	16

Net cash provided by investing activities	9,493	88

Cash flows from financing activities:
Proceeds from common stock and warrants, net of issuance costs and repurchases	7,196	200
Proceeds from preferred stock and warrants, net of issuance costs	—	3,220
Proceeds from notes and warrants, net of issuance costs	—	5,620
Repayment of bank borrowings	—	(3,261)
Principal payments on notes payable	(5,700)	—
Principal payments on capital lease obligations	(770)	(1,223)

Net cash provided by financing activities	726	4,556

Net increase (decrease) in cash and cash equivalents	6,112	(912)
Cash and cash equivalents at beginning of period	2,979	7,046

Cash and cash equivalents at end of period	$9,091	$6,134

Supplemental disclosure of cash flow information:
Cash paid for interest	$617	$475
Supplemental non-cash investing and financing activities:
Property and equipment leases	$16	$—
Common stock issued in connection with preferred stock conversion and warrant exercises	$889	$—

See notes to unaudited interim condensed consolidated financial information.

INTRAWARE, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONDOLIDATED FINANCIAL INFORMATION

NOTE 1. BASIS OF PRESENTATION

INTRAWARE

        The accompanying condensed consolidated financial statements for the three and six months ended August 31, 2002 and 2001 are unaudited and reflect all normal and recurring adjustments which are, in the opinion of the management of Intraware, Inc., necessary for the fair presentation of the balance sheets, statements of operations, and statements of cash flows for the periods presented.

        These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2002 and the Form 10-Q for the fiscal quarter ended May 31, 2002. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission (the "SEC"). The results of operations for the interim period ended August 31, 2002 are not necessarily indicative of results to be expected for the full year.

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

        The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders as well as securities that are not included in the diluted net loss per share attributable to common stockholders calculation because to do so would be antidilutive (in thousands, except per share amounts):

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2002	2001	2002	2001
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Numerator:
Net loss	$(1,219)	$(19,423)	$(7,969)	$(26,097)
Deemed dividend due to beneficial conversion feature of redeemable convertible preferred stock	—	(687)	—	(1,816)

Net loss attributable to common stockholders	$(1,219)	$(20,110)	$(7,969)	$(27,913)

Denominator:
Weighted average shares	46,535	28,599	43,757	28,556
Weighted average unvested common shares subject to repurchase	—	(76)	(2)	(94)

Denominator for basic and diluted calculation	46,535	28,523	43,755	28,462

Basic and diluted net loss per share attributable to common stockholders	$(0.03)	$(0.71)	$(0.18)	$(0.98)

Antidilutive securities including options, warrants, redeemable convertible preferred stock and unvested common shares subject to repurchase not included in net loss per share attributable to common stockholders	14,975	21,852	14,975	21,852

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

        SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 established new standards for goodwill acquired in a business combination, eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. We adopted the provisions of SFAS No. 142 on March 1, 2002. As a result, we ceased amortization of $7.0 million in goodwill. Subsequently, the remaining goodwill balance was included in the determination of the gain on the sale of our Asset Management software business, as discussed in Note 8.

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

        In November 2001, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which includes, among other things, guidance on EITF No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"). EITF No. 01-14, as it relates to EITF No. 99-19, is to be applied for financial reporting periods beginning after December 15, 2001 and generally requires that a company recognize as revenue travel expense and other reimbursable expenses billed to customers. We adopted EITF 01-14 effective March 1, 2002. As a result, we classified as revenue reimbursements totaling approximately $0.6 and $1.1 million during the three months and six months ended August 31, 2002, respectively, that we received from Corporate Software relating to maintaining a team dedicated to sales of SunONE (formerly iPlanet) software licenses and maintenance. Prior year amounts totaling approximately $214,000 during the three months and six months ended August 31, 2002 have been reclassified to conform to the current presentation in accordance with the transition provisions of EITF 01-14. The adoption of EITF No. 01-14 did not affect our net loss per share, financial position, results of operations, or cash flows.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 15, 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into after May 15, 2002 for the provision related to the amendment of Statement 13, although early adoption is permitted.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies the guidance of the EITF in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the Board acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect a material effect on our financial position and results of operations from the adoption of SFAS 146.

NOTE 4. CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

        During the six months ended August 31, 2002, our redeemable convertible preferred stock ("preferred stock") and stockholders' equity changed as follows (in thousands):

	Preferred Stock		Common Stock
					Additional Paid-In Capital	Stockholders' Receivable	Unearned Stock-Based Compensation	Accumulated Deficit	Stockholders' Equity	Comprehensive loss
	Shares	Amount	Shares	Amount
Balance at February 28, 2002	1,658	$3,347	40,447	$4	$144,140	$—	$(1,618)	$(142,416)	$110
Exercise of stock options, net of repurchase of unvested common stock	—	—	60	—	50	(15)	—	—	35
Issuance of common stock for employee stock purchase program	—	—	119	—	77	—	—	—	77
Stock-based deferred compensation for options forfeited	—	—	—	—	(544)	—	544	—	—
Issuance of common stock with warrants, net of issuance costs of $467	—	—	3,940	—	1,951	—	—	—	1,951
Reclassification of warrants to equity	—	—	—	—	891	—	—	—	891
Issuance of common stock, net of issuance costs of $89	—	—	6,098	1	4,911	—	—	—	4,912
Amortization of unearned stock-based compensation	—	—	—	—	—	—	879	—	879
Exercise of common stock warrants	—	—	200	—	265	—	—	—	265
Conversion of preferred stock into common stock	(278)	(624)	601	—	624	—	—	—	624
Options issued for services	—	—	—	—	50	—	—	—	50
Net loss	—	—	—	—	—	—	—	(7,969)	(7,969)	$(7,969)
Other comprehensive loss										—

Comprehensive loss										$(7,969)

Balance at August 31, 2002	1,380	$2,723	51,465	$5	$152,415	$(15)	$(195)	$(150,385)	$1,825

NOTE 5. ABILITY TO CONTINUE OPERATIONS

        The opinion of our independent accountants with respect to our audited financial statements for our fiscal year ended February 28, 2002, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern due primarily to recurring losses, working capital deficiencies and negative cash flows from operations. During the six months ended August 31, 2002, we have raised approximately $18 million in new capital (see Notes 7 and 8), have retired all of our notes payable with principal balances of $7 million (see Notes 6 and 7), and have narrowed our net loss attributable to common stockholders to $1.2 million for the three months ended August 31, 2002, as compared to a net loss attributable to common stockholders of $20.1 million for the three months ended August 31, 2001. Although the risk that potential revenue and collections shortfalls poses to our ability to continue as a going concern has diminished in recent months, we continue to experience recurring losses, working capital deficiencies and negative cash flows from operations. In addition, there remains no assurance that we will succeed in generating sufficient revenue to enable us to continue operations over the longer term.

        Our future capital requirements will depend on many factors, including our ability to increase revenue levels and/or reduce costs of operations to generate positive cash flows, the timing and extent of expenditures to support expansion of sales and marketing efforts, market acceptance of our services, and timeliness of collections of our accounts receivable. Any projections of future cash needs are subject to substantial uncertainty.

        Our ability to generate increased revenues and cash flows and, if necessary, raise additional capital is also subject to substantial uncertainty, given the challenging economic environment currently prevailing in the technology sector. The bid price of our Common Stock has been below $1.00 for much of the past 12 months. If we fail to meet the $1.00 minimum bid price requirement or the other standards for continued listing on the Nasdaq SmallCap Market, our Common Stock will likely be delisted and our ability to generate both sales and additional capital will be subject to further uncertainty.

        We have historically been able to satisfy our cash requirements through financing and investing activities, and our cash position and net losses from operations have improved substantially during the six months ended August 31, 2002. Nevertheless, we continue to suffer recurring losses, working capital deficiencies and negative cash flows from operations, and there is no assurance that we will succeed in generating sufficient cash from operations, achieving profitability, or obtaining additional capital if needed.

NOTE 6. PROMISSORY NOTES

        In May 2002, following the asset sale and private placement described in Notes 7 and 8, we repaid $5.7 million of the $7.0 million principal amount of the promissory notes that we had issued in August and September 2001. As part of this repayment we were required to accrete the portion of carrying amount of the promissory notes relating to the repayment to its full value. This resulted in a charge of approximately $973,000, which is included in interest and other income and expenses. The remaining $1.3 million in principal amount of those promissory notes was effectively converted into the private placement of Common Stock and warrants described in Note 7.

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

        The warrants were classified as a liability during the time that the associated Common Stock was unregistered, as we were obligated to register that Common Stock as well as the Common Stock issuable upon exercise of the warrants, and our ability to perform that obligation was assumed to be outside our control. During each accounting period that the warrants were classified as liabilities, the warrants were adjusted to their fair value. On June 26, 2002, as described above, the registration statement was declared effective and at that time, the warrants were reclassified as permanent equity.

        During the three months and six months ended August 31, 2002, we recorded a net credit of approximately $499,000 and $378,000 respectively, to other income and expense to adjust the carrying amount of the warrants issued on May 24, 2002 to fair value.

        During the six months ended August 31, 2002, no warrants associated with the issuance of the May 24, 2002 private placement were exercised.

        On August 12, 2002, we completed a private placement of Common Stock to Zomax Incorporated. Under the terms of the financing, we issued an aggregate of approximately 6.1 million shares of Common Stock for aggregate gross proceeds of approximately $5.0 million. As part of this transaction we incurred and expect to incur approximately $89,000 in legal, accounting and other costs. Concurrent with this agreement, we entered into a strategic alliance agreement with Zomax (see Note 9). As of August 31, 2002, Zomax held approximately 12% of our outstanding Common Stock.

        The Common Stock was issued in a private placement without registration under the Securities Act of 1933 and could not be offered or sold in the United States of America absent registration or an applicable exemption from registration requirements. In issuing the securities, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, based in part on the purchaser being an institutional type investor and on its representations in the purchase agreement. As part of the agreement we agreed to file with the SEC a registration statement to register the resale of the Common Stock issued to Zomax within one year of closing, and to use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC as promptly thereafter as practicable.

        The August 12, 2002 Common Stock financing resulted in anti-dilution adjustments to the warrants issued in connection with our issuance of redeemable convertible preferred stock on June 30, 2000. The exercise price of the warrants issued in connection with our preferred stock on June 30, 2000 was adjusted from $1.50 to $1.44.

        In addition, the August 12, 2002 Common Stock financing resulted in an anti-dilution adjustment to the exercise price of the warrants issued in connection with our May 24, 2002 Common Stock financing and an increase in the number of shares of Common Stock issuable upon exercise of those warrants. The exercise price of the warrants was adjusted from $1.19 to $1.07. The number of shares issuable upon exercise of the warrants increased from 850,040 to 944,565.

NOTE 8. ASSET SALE

        In May 2002, we sold substantially all of the assets related to our Asset Management software business to Computer Associates International, Inc. for approximately $9.5 million in cash. In connection with this sale, our July 2001 agreement with Computer Associates for its resale of our Argis suite of software products was terminated. In addition, as part of this asset sale we assigned to Computer Associates our May 2001 agreement with Corporate Software (now Software Spectrum) for its resale of our Argis suite of software products. Because of the asset sale, Software Spectrum has the right to terminate this agreement. If it does so, all of the shares subject to the warrant that we issued to Corporate Software in May 2001 will immediately become exercisable. The fair value of the warrant had been recorded as prepaid distribution costs and was being recognized as a reduction of revenue over the lesser of a ratable charge over the

24-month term of the agreement with Corporate Software or the period it took Corporate Software to generate revenue to Intraware of $1.6 million from Corporate Software's resale of our Asset Management software. As a result of the asset sale, the remaining unamortized prepaid distribution costs of $936,000 were recorded as a reduction to revenue during the three months ended May 31, 2002.

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

        The loss on abandonment of assets includes the write-off of approximately $403,000 of prepaid licenses that were held for resale. The restructuring charge consisted of approximately $345,000 for severance and benefits relating to the involuntary termination of 14 employees who were not hired by Computer Associates. We terminated an additional 33 employees, all of whom were based in North America. These 33 terminated employees were all hired by Computer Associates and therefore received no severance payments. Overall, we reduced our workforce to 71 employees from 118 in connection with the asset sale to Computer Associates. Of the 47 terminated employees, 22 were in Sales and Marketing, 10 were in Product Development and 15 were directly involved in our product support. We also closed our Pittsburgh, Pennsylvania office and various satellite offices.

        We accrued for lease and related costs of approximately $983,000 principally pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our reductions in work force. We also recognized $63,000 relating to other restructuring expenses. Due to changes in management's estimates relating to the restructuring, we recognized additional expense of $106,000 pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our reductions in work force. In addition, we did not incur severance and benefits of $106,000 and reduced the reserve accordingly.

        In our December 2000 restructuring, we closed our Fremont, California office and assigned our lease to a new tenant while acting as guarantor for that tenant. During the six months ended August 31, 2002 the new tenant defaulted on its lease. We have accrued approximately $214,000 for the related lease obligations. This amount is included in the restructuring accrual of $863,000 at August 31, 2002.

        The following table sets forth an analysis of the components of the restructuring and loss on abandonment charges recorded in the first and second quarters of fiscal 2003 and subsequent adjustments and payments made against the reserve (in thousands):

	Severance and benefits	Excess lease and related costs	Impairment of long-lived assets	Other costs	Total
May 23, 2002 restructuring	$345	$983	$403	$63	$1,794

Total	345	983	403	63	1,794
Cash paid	—	(89)	—	—	(89)
Non-cash charges	—	(18)	(403)	(63)	(484)

Reserve balance at May 31, 2002	345	876	—	—	1,221
Cash paid	(239)	(119)	—	—	(358)
Provision adjustment	(106)	106	—	—	—

Reserve balance at August 31, 2002	$—	$863	$—	$—	$863

        We expect to pay the remaining accrual in cash within one year.

NOTE 9. STRATEGIC ALLIANCE AGREEMENTS

        In April 2002, we entered into a new services agreement with Sun Microsystems, Inc., which replaced our prior services agreement with Sun when the new agreement became effective in July 2002. Under this new agreement, we provide our SubscribeNet ESDM and fulfillment services to Sun for the Sun ONE (formerly iPlanet) product line and, at Sun's option, for additional Sun software products, until June 30, 2003, with an optional one-year renewal term. The fulfillment services under that agreement consist of our making Sun ONE software products electronically available to Sun customers on a one-time basis upon their purchase of initial licenses for that software. Sun may terminate this agreement for its convenience at any time upon 90 days' notice. In October 2002, Sun and Intraware amended that agreement to make the SubscribeNet service cancelable by either party on December 31, 2002 or at the end of any calendar quarter thereafter, provided the canceling party gives 30 days' notice. The terms of the agreement with respect to our fulfillment services remain unchanged. There is now a heightened risk that Sun will elect not to renew the agreement on June 30, 2003, and will elect not to renew the SubscribeNet portion of the agreement before that date.

        On August 12, 2002, we entered into a strategic alliance agreement with Zomax Incorporated (Zomax), an international outsource provider of process management services. Under the agreement Zomax will market and resell our SubscribeNet ESDM service to its global customer base through an OEM and royalty agreement. As part of the agreement, Zomax will pay a minimum license fee of $15 million to us over 10 years, subject to certain conditions, including Zomax' right to cancel the agreement at any time with one year's notice. Zomax will also pay us non-refundable quarterly service fees, for use of the SubscribeNet service by Zomax' customers, over the term of the agreement. Under this agreement, our SubscribeNet service is the only ESDM solution Zomax may sell and Zomax is the only supply chain management outsourcing industry company that we may authorize to resell our SubscribeNet service. As part of the agreement, we are also a non-exclusive lead generator for Zomax' products and services, through which we can receive fees based on the generation of completed leads for Zomax for the first 12 months of the strategic alliance agreement. Lastly, we will reimburse Zomax for one-half of the base salary of a product sales manager, up to a maximum, in order to maximize the effectiveness of the Zomax sales force in selling the SubscribeNet service. Concurrent with signing this agreement, we completed a private placement of Common Stock to Zomax (see Note 7).

        At August 31, 2002, deferred revenue and accounts receivable balances related to this agreement totaled approximately $973,000 and $1,000,000, respectively. During the three months ended August 31, 2002, we recognized approximately $27,000 of revenue related to this agreement.

NOTE 10. OTHER EVENTS

        In July 2002, due to changes in our business and Hewlett-Packard Co.'s announcement to shut down its Bluestone Software business, we took certain computer software out of service. As a result of this impairment, we wrote off computer software with a net book value of approximately $389,000 during the three months ended August 31, 2002.

        Subsequent to February 28, 2002, we were delinquent in monthly payments to capital lessors. Under these agreements, this delinquency resulted in a breach whereby the lessors had the right to recover fees related to collecting such unpaid balances, to assess interest over the term of their delinquency, to terminate the agreements, and to accelerate all payments upon breach. As of the date of filing of this Form 10-Q, none of the lessors has indicated that additional charges will be assessed against us, nor any intention to terminate the agreements or accelerate payments as a result of such breaches. We are currently up to date with payments to these lessors.

NOTE 11. ACCOUNTING FOR GOODWILL AND INTANGIBLES

        In accordance with SFAS No. 142, goodwill amortization was discontinued as of March 1, 2002. We completed our first phase impairment analysis during the quarter ended May 31, 2002 and found no instances of impairment. There were no goodwill or intangibles recorded at August 31, 2002 due to the inclusion of the remaining goodwill balance in the determination of the gain on sale of our Asset Management software business during the quarter ended May 31, 2002 (see Note 8).

        The changes in the carrying amount of goodwill during the six months ended August 31, 2002 are as follows (in thousands):

Balance as of March 1, 2002	$6,979
Goodwill included in the determination of the gain related to the sale of Asset Management software business	(6,979)

Balance as of August 31, 2002	$—

        Summarized below are the effects on our net loss and per share data if we had followed the amortization provisions of SFAS No. 142 (in thousands, except per share amounts):

	For the Three Months Ended August 31,		For the Six Months Ended August 31,		For the years ended
					February 28, 2002	February 28, 2001	February 29, 2000
	2002	2001	2002	2001
Reported net loss attributable to common stockholders	$(1,219)	$(20,110)	$(7,969)	$(27,913)	$(37,374)	$(68,417)	$(27,951)
Addback: goodwill amortization	—	472	—	955	1,806	1,383	69
Addback: assembled workforce amortization	—	132	—	327	592	1,530	339

Adjusted net loss attributable to common stockholders	$(1,219)	$(19,506)	$(7,969)	$(26,631)	$(34,976)	$(65,504)	$(27,543)

	For the Three Months Ended August 31,		For the Six Months Ended August 31,		For the years ended
Basic and diluted net loss per share:					February 28, 2002	February 28, 2001	February 29, 2000
	2002	2001	2002	2001
Reported net loss per share attributable to common stockholders	$(0.03)	$(0.71)	$(0.18)	$(0.98)	$(1.18)	$(2.57)	$(1.14)
Addback: goodwill amortization	—	0.02	—	0.03	0.06	0.05	—
Addback: assembled workforce amortization	—	—	—	0.01	0.02	0.06	0.01

Adjusted net loss per share attributable to common stockholders	$(0.03)	$(0.69)	$(0.18)	$(0.94)	$(1.10)	$(2.46)	$(1.13)

NOTE 12. CONTINGENCIES

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

        On August 26, 2002, we were served with a summons and complaint in a lawsuit by Deborah Donoghue against us, ComVest Venture Partners, LP ("ComVest") and Robert Priddy in the United States District Court for the Southern District of New York, Civ. No. 02-6578 (S.D.N.Y.). The complaint alleges that ComVest and Mr. Priddy, while they owned more than 10% of a class of our equity securities, bought and sold our equity securities within a 6-month period and failed to disgorge to us the profits allegedly realized in those trades, thereby violating Section 16(b) of the Securities Exchange Act of 1934 ("Section 16(b)"). During the period of those trades, the general partner of ComVest was ComVest Management, LLC ("ComVest Management"), a wholly owned subsidiary of Commonwealth Associates Management Company, Inc. ("CAMC"). During that period, Michael S. Falk was a manager of ComVest Management and the chairman and principal shareholder of CAMC, and was also a member of our Board of Directors. The complaint demands that ComVest and Mr. Priddy pay over to Intraware the profits they allegedly realized and retained in violation of Section 16(b), together with interest and legal costs, and also demands reimbursement of the plaintiff's legal and accounting costs in connection with the lawsuit. According to the compliant, the amount of those alleged profits is unknown to the plaintiff, however, the information alleged in the complaint suggests that amount may be approximately $1.3 million. Answers to the complaint are due in late October 2002.

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

INTRAWARE OVERVIEW

        Intraware, Inc. was incorporated in Delaware on August 14, 1996. We are a leading provider of electronic software delivery and management (ESDM) services. Using our ESDM solutions, enterprise software companies and other types of companies that offer software or digital goods can reduce their costs, improve their customer satisfaction, strengthen their compliance with U.S. export laws, and better understand how their customers are using their software.

        We have a limited operating history upon which investors may evaluate our business and prospects. Since inception, we have incurred significant losses, and, as of August 31, 2002, had an accumulated deficit of approximately $150 million. We expect to incur additional net losses at least through our fiscal year ending February 28, 2003. There can be no assurance that our gross profit will increase or continue at its current level. There also can be no assurance that we will generate cash from operations in future periods, or achieve or maintain profitability or finance our operations without raising additional capital. Our future must be considered in light of our liquidity issues and the risks frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as Internet-based services. To address these risks, we must, among other things, continue to develop new services, implement and successfully execute our business and marketing strategies, continue to develop and upgrade our technology, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and our failure to do so would have a material adverse effect on our business, financial condition and results of operations. Our current and future expense levels are based largely on our planned operations and estimates of future sales. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast, particularly in the current business environment. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales would have an immediate adverse effect on our business, financial condition, results of operations and cash flows. In view of the rapidly evolving nature of our business and our limited operating history, we are unable to accurately forecast our sales and believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

        In May 2002, we sold substantially all of the assets related to our Asset Management software business for approximately $9.5 million in cash. We also completed a private placement of Common Stock and warrants to purchase Common Stock for aggregate gross proceeds of $3.9 million, including $2.6 million in cash and $1.3 million in cancelled indebtedness. In May 2002, we also repaid $5.7 million of the $7.0 million principal amount of the promissory notes we had issued in August and September 2001. The remaining $1.3 million was effectively converted in the private placement described above. On August 12, 2002 we issued Common Stock in a private placement to Zomax Incorporated for aggregate gross proceeds of $5.0 million.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        Online services and technology revenue results from sales of our SubscribeNet electronic software delivery and management service to software vendors. It also results from a percentage of the gross profit derived from sales of Sun ONE (formerly iPlanet) software licenses and maintenance services as well as reimbursements from Software Spectrum (formerly Corporate Software) for our cost of maintaining a team dedicated to sales of Sun ONE software licenses and maintenance services as part of our Software Spectrum alliance. Online services and technology revenue also resulted from the sale of our proprietary software licenses and related maintenance to companies that use those products internally or that use those products to provide web-based services to their customers. These sales were either made through our direct sales force or through authorized resellers. Online services and technology revenue also resulted from professional services that we provided to integrate our proprietary software, to convert data for customers, and to customize our SubscribeNet service for individual customer needs. As a result of the sale of our Asset Management software business in May 2002 (discussed below in Liquidity and Capital Resources), we will no longer derive revenue from the sale of our proprietary software licenses, related maintenance and professional services arrangements described above after our fiscal quarter ended May 31, 2002.

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

        We defer services revenue related to our SubscribeNet service and generally recognize it ratably over the term of the service arrangement. If additional services are included in an arrangement and are considered to be essential to the arrangement, we recognize the related revenue over the service term once the additional services are performed.

        We obtained vendor specific objective evidence of fair value for the maintenance element of the resold and proprietary software arrangements based on historical and contractual renewal rates for maintenance. In such cases, we deferred the maintenance revenue at the outset of the arrangement and recognized it ratably over the period during which the maintenance was to be provided (generally 12 months), which normally commenced on the date the software was delivered. Changes in the previously mentioned factors could have had a material impact on actual revenue recognized. At the time of a license or service sale we assessed whether or not any services included within the arrangement required us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performed as the customer requested. If these services were considered to be an essential part of an arrangement, we recognized the entire software license or service fee using the percentage of completion method. We estimated the percentage of completion based on the time incurred to date as a percentage of the total estimated time to complete the project. Recognized revenues and profit were subject to revisions as the contract progressed to completion. Revisions in profit estimates were charged to income in the period in which the facts that gave rise to the revision became known. Provisions for estimated losses on incomplete contracts were made in the period in which estimated losses were determined.

        Revenue for transactions through authorized resellers was recognized when the licenses and maintenance were resold, utilized by the reseller or our related obligations were satisfied. We have provided for sales allowances for authorized resellers and direct sales on an estimated basis, based on prior history as well as contractual requirements.

Prepaid licenses

        We write down our prepaid licenses for estimated non-realizability in an amount equal to the difference between the cost of our prepaid licenses and the estimated recoverable value of our prepaid licenses based on assumptions about future demand, market conditions and our rights to return under stock rotation agreements. If actual future demand or market conditions were less favorable than those we projected, additional prepaid license write-downs would have been required. During the six months ended August 31, 2002 we recorded approximately $403,000 in prepaid license write-downs as this amount was not considered to be recoverable.

Allowance for doubtful accounts

        We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments. We analyze specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Changes in the above factors can have a material impact on actual bad debts incurred. During the three months ended August 31, 2002 we recovered approximately $724,000 in accounts receivable that had previously been written off. This credit was recorded in general and administrative expense.

Impairment of long-lived assets

        As discussed in Note 1 of the consolidated financial statements included in our Annual Report on Form 10-K filed on May 29, 2002, we are required to regularly review all of our long-lived assets and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we compare the book value of such assets to the future undiscounted cash flows attributable to those assets. If the book value is less than the future undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. During the three months ended August 31, 2002, we recorded a charge of approximately $389,000 related to the impairment of certain software.

Income taxes

        In conjunction with preparing our financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Given that we have incurred losses since inception and therefore have not been required to pay income taxes, we have fully reserved our deferred tax assets at August 31, 2002. In the event that we are able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset balance would increase income in the period that this is determined.

RESULTS OF OPERATIONS

Total revenues

        Revenue for the three months ended August 31, 2002 was $3.3 million, which represents a 76% decrease from revenue for the three months ended August 31, 2001 of $13.8 million. In addition, for the three months ended August 31, 2002, product revenue accounted for $554,000 or 17% of revenue, while online service and technology revenue accounted for $2.8 million or 83% of revenue. For the three months ended August 31, 2001, product revenue accounted for $9.4 million or 68% of revenue, while online service and technology revenue accounted for $4.4 million or 32% of revenue.

        Revenue for the six months ended August 31, 2002 was $7.8 million, which represents a 73% decrease from revenue for the six months ended August 31, 2001 of $29.1 million. In addition, for the six months ended August 31, 2002, product revenue accounted for $2.3 million or 29% of revenue, while online service and technology revenue accounted for $5.5 million or 70% of revenue. For the six months ended August 31, 2001, product revenue accounted for $20.5 million or 70% of revenue, while online service and technology revenue accounted for $8.6 million or 30% of revenue.

        The decline in product revenue and the majority of the decline in total revenue was due to our transition out of the business of reselling third-party software products and related maintenance. The decrease in online services and technology revenue is primarily due to our sale of our Asset Management software business in May 2002. In June 2001, we entered into an agreement with Corporate Software whereby Corporate Software assumed our rights and obligations under our Sun ONE (formerly iPlanet) software reseller agreement, and agreed to pay to us a percentage of the gross profit derived from Corporate Software's sales of Sun ONE software licenses and services. Corporate

Software has since been merged into, and our agreement is now with, Software Spectrum. We expect our third-party product revenue to continue to decrease substantially as a result of this agreement. We also expect our online services and technology revenue for our full fiscal year 2003 to decrease substantially primarily as a result of our sale of our Asset Management software business to Computer Associates International, Inc. in May 2002. The two previous sentences are forward-looking statements and actual results could differ materially from those anticipated. In addition, we recently renegotiated our services agreement with one of our major customers, Sun Microsystems, Inc. As a result of this renegotiation, a portion of the services agreement is renewable every three months. There is also a heightened risk that Sun will elect not to renew the services agreement as a whole when the current term ends on June 30, 2003. If Sun elects not to renew the SubscribeNet portion of the agreement during any of these three-month periods, or if Sun elects not to renew the agreement as a whole after June 30, 2003, our revenues may be materially adversely affected.

Cost of revenues

        Total cost of revenues decreased to $1.4 million for the three months ended August 31, 2002 from $8.5 million for the three months ended August 31, 2001. Our gross margin increased to 59% for the three months ended August 31, 2002 from 38% for the three months ended August 31, 2001.

        Total cost of revenues decreased to $3.7 million for the six months ended August 31, 2002 from $18.4 million for the six months ended August 31, 2001. Our gross margin increased to 52% for the six months ended August 31, 2002 from 37% for the six months ended August 31, 2001.

        Costs of revenue primarily consist of the cost of third-party products sold and certain allocated costs related to Internet connectivity, customer support and professional services personnel. We purchased third-party products at a discount to the third-party's established list prices according to standard reseller terms. The decrease in the cost of revenues primarily reflects our decrease in revenue and changes in the mix of products sold. The margin percentage increase primarily reflects our focus on the sale of our own services and technology, which generates higher margins than the third-party products we resold. We expect our gross profit margin to continue to increase as a result of our focus on the sale of our own services and technology. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

Sales and marketing expenses

        For the three months ended August 31, 2002, sales and marketing expenses were $1.2 million or 35% of revenue, a decrease from $3.6 million or 26% of revenue for the three months ended August 31, 2001.

        For the six months ended August 31, 2002, sales and marketing expenses were $3.7 million or 47% of revenue, a decrease from $8.0 million or 27% of revenue for the six months ended August 31, 2001.

        Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, promotional materials and trade show expenses. The decrease is due to our restructuring efforts and the sale of our Asset Management software business in May 2002, which reduced expenditures on salaries and marketing, eliminated rent on closed offices and lowered commission expense due to lower sales.

        We plan to continue to develop strategic relationships to sell our products and services directly to our customer base. We expect total expenditures to be higher than in our 2002 fiscal year as a percentage of revenue, but lower in the aggregate. The previous two sentences are forward-looking statements and actual results could differ materially from those anticipated.

Product development expenses

        For the three months ended August 31, 2002, product development expenses were $1.8 million or 54% of revenue, a decrease from $2.6 million or 19% of revenue for the three months ended August 31, 2001.

        For the six months ended August 31, 2002, product development expenses were $4.0 million or 51% of revenue, a decrease from $5.6 million or 19% of revenue for the six months ended August 31, 2001.

        Product development expenses primarily consist of personnel compensation, consulting, software and related maintenance and equipment depreciation expenses. Costs related to research, design and development of products and services have been charged to product development expense as incurred. The decrease is due to our current and prior year restructuring efforts, which reduced expenditures on salaries and on some product and service lines. We anticipate continuing to invest in development for our SubscribeNet service. We expect product development expenses to fluctuate from time to time to the extent we make incremental investments in product development. We cannot give assurance that these development efforts will result in improved or new products, features or functionalities or that the market will accept any improved or new products, features or functionalities developed. We expect total expenditures for product development to be higher than in our 2002 fiscal year as a percentage of revenue, but lower in the aggregate. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

General and administrative expenses

        For the three months ended August 31, 2002, general and administrative expenses were $219,000 or 7% of revenue, an overall decrease from $2.4 million or 18% of revenue for the three months ended August 31, 2001.

        For the six months ended August 31, 2002, general and administrative expenses were $1.8 million or 23% of revenue, an overall decrease from $4.5 million or 15% of revenue for the six months ended August 31, 2001.

        General and administrative expenses consist primarily of compensation for administrative and executive personnel, facility costs and fees for professional services. A significant part of our decreased general and administrative expenses stems from the recovery of accounts previously written off during our 2001 fiscal year of approximately $724,000 that were deemed to be uncollectible at that time. We continued to pursue collection efforts and recovered these amounts during the third quarter ended August 31, 2002. The decrease in general and administrative expenses is also due to the restructuring efforts in August 2001, which resulted in a reduction of compensation expense and lease costs for office space. We expect total expenditures to increase from our 2002 fiscal year levels as a percentage of revenue, but decrease in the aggregate. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

Restructuring and impairment of long-lived assets

        In May 2002, we sold substantially all of the assets related to our Asset Management software business to Computer Associates for approximately $9.5 million in cash. In connection with this sale, our July 2001 agreement with Computer Associates for its resale of our Argis suite of software products was terminated. In addition, as part of this asset sale we assigned to Computer Associates our May 2001 agreement with Corporate Software (now Software Spectrum) for its resale of our Argis suite of software products. Because of the asset sale, Software Spectrum has the right to terminate this agreement. If it does so, the warrant that we issued to Corporate Software in May 2001 will immediately become exercisable. The fair value of the warrant had been recorded as prepaid distribution costs and was being recognized as a reduction of revenue over the lesser of a ratable charge over the 24-month term of the agreement with Corporate Software or the period it took Corporate Software to generate revenue to Intraware of $1.6 million from Corporate Software's resale of our Asset Management software. As a result of the asset sale, the remaining unamortized prepaid distribution costs of $936,000 were recorded as a reduction to revenue during the three months ended May 31, 2002.

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

        The loss on abandonment of assets includes the write-off of approximately $403,000 of prepaid licenses that were held for resale. The restructuring charge consisted of approximately $345,000 for severance and benefits relating to the involuntary termination of 14 employees who were not hired by Computer Associates. We terminated an additional 33 employees, all of whom were based in North America. These 33 terminated employees were all hired by Computer Associates and therefore received no severance payments. Overall, we reduced our workforce to 71 employees from 118 in connection with the asset sale to Computer Associates. Of the 47 terminated employees, 22 were in Sales and Marketing, 10 were in Product Development and 15 were directly involved in our product support. We also closed our Pittsburgh, Pennsylvania office and various satellite offices.

        We accrued for lease and related costs of approximately $983,000 principally pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our reductions in work force. We also recognized $63,000 relating to other restructuring expenses. Due to changes in management's estimates relating to the restructuring, we recognized additional expense of $106,000 pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our reductions in work force. In addition, we did not incur severance and benefits of $106,000 and reduced the reserve accordingly.

        In our December 2000 restructuring, we closed our Fremont, California office and assigned our lease to a new tenant while acting as guarantor for that tenant. During the six months ended August 31, 2002 the new tenant defaulted on its lease. We have accrued approximately $214,000 for the related lease obligations. This amount is included in the restructuring accrual of $863,000 at August 31, 2002.

        The following table sets forth an analysis of the components of the restructuring and loss on abandonment charges recorded in the first and second quarters of fiscal 2003 and subsequent adjustments and payments made against the reserve (in thousands):

	Severance and benefits	Excess lease and related costs	Impairment of long-lived assets	Other costs	Total
May 23, 2002 restructuring	$345	$983	$403	$63	$1,794

Total	345	983	403	63	1,794
Cash paid	—	(89)	—	—	(89)
Non-cash charges	—	(18)	(403)	(63)	(484)

Reserve balance at May 31, 2002	345	876	—	—	1,221
Cash paid	(239)	(119)	—	—	(358)
Provision adjustment	(106)	106	—	—	—

Reserve balance at August 31, 2002	$—	$863	$—	$—	$863

        We expect to pay the remaining accrual in cash within one year.

        In July 2002, due to changes in our business and Hewlett-Packard Co.'s announcement to shut down its Bluestone Software business, we took certain computer software out of service. As a result of this impairment, we wrote off computer software with a net book value of approximately $389,000 during the three months ended August 31, 2002.

Amortization of Intangibles and Goodwill

        For the three months ended August 31, 2002, there was no amortization of intangibles and goodwill, a decrease from $2.5 million for the three months ended August 31, 2001.

        For the six months ended August 31, 2002, amortization of intangibles and goodwill were $1.1 million, a decrease from $5.0 million for the six months ended August 31, 2001.

        Amortization of intangibles is a charge related to our acquisitions of BITSource, Inc. in October 1999 and Janus Technologies, Inc. in July 2000. On March 1, 2002, we ceased amortization of our goodwill balance. Subsequently, in May 2002, as part of our Asset Management software business sale to Computer Associates, we included our remaining intangible assets in the determination of the gain on sale.

Interest Expense

        For the three months ended August 31, 2002, interest expense was $108,000, a decrease from $250,000 for the three months ended August 31, 2001.

        For the six months ended August 31, 2002, interest expense was $2.5 million, an increase from $475,000 for the six months ended August 31, 2001.

        Interest expense relates to obligations under capital leases, accretion of discounts on notes payable balances and borrowings under a bank line. For the six months ended August 31, 2002, the increase in interest expense is primarily the result of accretion to redemption value of a portion of our $7.0 million notes payable, which were fully converted or paid off at May 31, 2002.

Interest and Other Income and Expenses, Net

        For the three months ended August 31, 2002, interest and other income and expenses, was a $517,000 credit, an increase from a net charge of $4.7 million for the three months ended August 31, 2001.

        For the six months ended August 31, 2002, interest and other income and expenses, was a $482,000 credit, an increase from a net charge of $4.7 million for the six months ended August 31, 2001.

        Interest and other income and expenses, net relates to interest earned on our investment balances and warrants recorded as liabilities adjusted to fair value. The increase in interest and other income and expenses is primarily the result of the decrease in the charges recorded to adjust the warrants we issued in connection with our August 31 and September 20, 2001 debt issuances and our May 24, 2002 Common Stock financing to fair value. The net credit recorded to adjust the warrants to fair value during the three and six months ended August 31, 2002 was $499,000 and $378,000, respectively, compared to a charge of $4.7 million during the three and six months ended August 31, 2001. During the three months ended August 31, 2002, the warrants were reclassified to permanent equity and as a result, we will no longer need to adjust the warrants to fair value.

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

Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through private sales of preferred stock and Common Stock, the initial public offering of our Common Stock and the issuance of debt. As we have not yet achieved positive cash flow from our operations, we will continue to use our capital raised to date to support our operations until we become cash flow positive. While we have made progress toward becoming cash flow positive, there can be no assurance that we will be successful in becoming cash flow positive without additional capital financing or at all.

        Our cash and cash equivalents at August 31, 2002 were $9.1 million, increasing by $6.1 million from $3.0 million at February 28, 2002. This increase was due to $9.5 million provided by investing activities and $0.7 million provided by financing activities, offset by $4.1 million used in operating activities.

        The net cash used in operating activities of $4.1 million for the six months ended August 31, 2002 was primarily due to our net loss and decreases in deferred revenues and accounts payable offset by decreases in accounts receivable and prepaid licenses and services. Financing activities provided $0.7 million for the six months ended August 31, 2002 primarily due to proceeds from Common Stock issuances offset by our principal payments on our notes payable. Net cash provided by investing activities of $9.5 million for the six months ended August 31, 2002 related primarily to the sale of our Asset Management software business to Computer Associates.

        Our future capital requirements will depend on many factors, including our ability to increase revenue levels and/or reduce costs of operations to generate positive cash flows, the timing and extent of spending to support expansion of sales and marketing, market acceptance of our services, and timeliness of collections of our accounts receivable. Our capital needs will be highly dependent on our ability to control expenses and increase online services and technology revenues, and any projections of future cash needs are subject to substantial uncertainty.

        Our ability to generate increased revenues and cash flows and, if necessary, raise additional capital is also subject to substantial uncertainty, given the challenging economic environment currently prevailing in the technology sector. The bid price of our Common Stock has been below $1.00 for much of the past 12 months. If we fail to meet the $1.00 minimum bid price requirement or the other standards for continued listing on the Nasdaq SmallCap Market, our Common Stock will likely be delisted and our ability to generate both sales and additional capital will be subject to further uncertainty.

        We have historically been able to satisfy our cash requirements, and our cash position and net losses from operations have improved substantially over the past five months. Nevertheless, we continue to suffer recurring losses, working capital deficiencies and negative cash flows from operations, and there is no assurance that we will succeed in generating sufficient cash from operations, achieving profitability, or obtaining additional capital if needed.

        On May 23, 2002, we completed the sale of our Asset Management software business for gross proceeds of $9.5 million. This transaction is described in Note 8 to our condensed consolidated financial statements in Item I of Part I. On May 24, 2002, we issued Common Stock and warrants in a private placement to a group of institutional and individual investors for aggregate gross proceeds of $3.9 million, including $1.3 million from the effective conversion of indebtedness. This transaction is described in Note 7 to our condensed consolidated financial statements in Item I of Part I. In May 2002, we fully repaid or converted into Common Stock and warrants to purchase Common Stock all of our promissory notes, which consisted of $7 million in principal and also consisted of accrued interest. On August 12, 2002 we issued Common Stock in a private placement to Zomax Incorporated for aggregate gross proceeds of $5.0 million. This transaction is discussed in Note 7 and Note 9 to our condensed consolidated financial statements in Item I of Part I.

        At August 31, 2002, we did not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        The following summarizes our contractual obligations at August 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	2003	2004-2005	2006	2007
Capital lease obligations	3,540	1,034	2,506	—	—
Operating leases	4,282	729	2,867	686	374

	$7,822	$1,763	$5,373	$686	$374

        As of August 31, 2002 our redeemable convertible preferred stock had a liquidation value of $3.2 million.

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

        SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 established new standards for goodwill acquired in a business combination, eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. We adopted the provisions of SFAS No. 142 on March 1, 2002. As a result, we ceased amortization of $7.0 million in goodwill. Subsequently, the remaining goodwill balance was included in the determination of the gain on the sale of our Asset Management software business, as discussed in Note 8.

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

        In November 2001, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which includes, among other things, guidance on EITF No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"). EITF No. 01-14, as it relates to EITF No. 99-19, is to be applied for financial reporting periods beginning after December 15, 2001 and generally requires that a company recognize as revenue, travel expense and other reimbursable expenses billed to customers. We adopted EITF 01-14 effective March 1, 2002. As a result, we classified reimbursements totaling approximately $0.6 and $1.1 million during the three months and six months ended August 31, 2002, respectively, that we received from Corporate Software relating to maintaining a team dedicated to sales of SunONE (formerly iPlanet) software licenses and maintenance as revenue. Prior year amounts totaling approximately $214,000 during the three months and six months ended August 31, 2002 have been reclassified to conform to the current presentation in accordance with the transition provisions of EITF 01-14. The adoption of EITF No. 01-14 did not affect our net loss per share, financial position, results of operations, or cash flows.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 15, 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning after May 15, 2002 for the provision related to the amendment of Statement 13, although early adoption is permitted.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies the guidance of the EITF in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the Board acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect a material effect on our financial position and results of operations from the adoption of SFAS 146.

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

        In May 2002, we sold our Asset Management software business. Accordingly, our SubscribeNet electronic software delivery and management service is now our only product offering. For most of the 2001 calendar year, we experienced weakening demand for our SubscribeNet service and this demand has not increased during our 2002 calendar year. The business climate for the technology sector remains uncertain. We market the SubscribeNet service primarily to enterprise software companies, and many enterprise software companies have reported reductions in demand and lowered forecasts for their products and services over the past year. We may experience similar reductions in demand for our SubscribeNet service, which would have an immediate and adverse effect on us.

        If Nasdaq determines that we have failed to meet its SmallCap Market listing requirements, our Common Stock may be delisted.

        Effective May 30, 2002, our Common Stock moved from being listed on the Nasdaq National Market to being listed on the Nasdaq SmallCap Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq SmallCap Market. For example, one requirement is that the bid price of a company's stock not fall below $1.00. The bid price of our Common Stock has fallen and remained below $1.00 on numerous occasions during the six months ended August 31, 2002. If as a result of the application of any of Nasdaq's listing requirements, our Common Stock were delisted from the Nasdaq SmallCap Market, our stock would become harder to buy and sell. Further, our stock could then potentially be subject to what are known as the "penny stock" rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our Common Stock might decline. As a result, your ability to resell your shares of our Common Stock could be adversely affected.

        We have negative cash flow from operations and may not have sufficient cash to continue operations or, even if we can continue operations, to effectively manage our working capital requirements and fund our operations for the period required to achieve profitability.

        Our Annual Report on Form 10-K for our fiscal year ended February 28, 2002 contains a disclosure expressing substantial doubt regarding our ability to continue as a going concern as a result of our recurring losses and negative cash flows from operations. We have limited cash and credit available, and may be unable to raise additional financing or establish additional lines of credit. As of August 31, 2002, we had approximately $9 million in cash and cash equivalents. We may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing. Such financing may not be available on reasonable terms, and if available such additional financing may dilute current shareholders. If such financing is required and we cannot obtain it, we will have to discontinue operations.

        We have a history of losses, we expect future losses and we may not ever become profitable.

        We have not achieved profitability, may incur net losses through our fiscal year ending February 28, 2003 and may not ever become profitable in the future. We incurred net losses attributable to common stockholders of $1.2 million for the quarter ended August 31, 2002, $8.0 million for the six months ended August 31, 2002, $37.4 million for the fiscal year ended February 28, 2002, $68.4 million for the year ended February 28, 2001, and $28.0 million for the year ended February 29, 2000. As of August 31, 2002, we had an accumulated deficit of approximately $150 million. We will need to generate significant additional online services and technology revenues and/or reduce operating costs to achieve and maintain positive cash flow and profitability. We have a limited operating history that makes it difficult to forecast our future operating results. Our revenues have declined in recent quarters, and we cannot be certain that we will achieve sufficient revenues or gross profits in future quarters for positive cash flow or profitability. If we do achieve positive cash flow or profitability in any period, we cannot be certain of continued or increased positive cash flow or profitability on a quarterly or annual basis.

        Termination of our relationship with Sun Microsystems, Software Spectrum (formerly Corporate Software) or Zomax Incorporated would have a substantial adverse effect on our business.

        We provide online software update and license management services to Sun Microsystems, Inc.'s Sun ONE (formerly iPlanet) customers through our SubscribeNet and fulfillment services under an agreement that expires on June 30, 2003 and that is terminable by Sun Microsystems at any time on 90 days' notice. The fulfillment services under that agreement consist of our making Sun ONE software products electronically available to Sun customers on a one-time basis upon their purchase of initial licenses for that software. In October 2002, we and Sun amended that agreement to make the SubscribeNet service cancelable by either party on December 31, 2002 or at the end of any calendar quarter thereafter, provided the canceling party gives 30 days' notice. The terms of the agreement with respect to our fulfillment services remain unchanged. There is now a heightened risk that Sun will elect not to renew the agreement on June 30, 2003, and will elect not to renew the SubscribeNet portion of the agreement before that date. A substantial portion of our online services and technology revenues to date have been generated through this contract, and Sun's termination of this contract or the SubscribeNet portion of this contract could have a material adverse effect on our revenues.

        Under our Sales Alliance Agreement with Software Spectrum dated June 28, 2001, we have transitioned to Software Spectrum our reseller relationship with Sun Microsystems, Inc. for Sun ONE products. This agreement expires in June 2003, but may terminate earlier under certain circumstances, including any termination of the reseller contract between Software Spectrum and Sun Microsystems, Inc. A significant portion of our SubscribeNet revenues since July 2001 have been generated through this Software Spectrum contract, and a significant portion of our revenues in future periods could be generated through this contract. In addition, Software Spectrum shares with us a portion of its gross profit from resales of Sun ONE software licenses and maintenance, and reimburses us for a significant portion of our personnel costs relating to maintaining a team dedicated to sales of Sun ONE software licenses and maintenance. Any termination of this contract before June 2003 could have a material adverse effect on our business and financial performance.

        Corporate Software was acquired by Level 3 Communications, Inc. in March 2002 and subsequently merged into Software Spectrum, another Level 3 subsidiary. While we have seen no indication that this acquisition has affected or will affect the revenues we receive under our Sales Alliance Agreement with Software Spectrum, it is possible that these revenues will be affected if Level 3 chooses to approach our relationship differently than Corporate Software has in the past.

        Under our Strategic Alliance Agreement with Zomax Incorporated (Zomax) dated August 12, 3003, Zomax will market and resell Intraware's SubscribeNet ESDM service to Zomax' customer base. Under the agreement Zomax will pay Intraware a minimum of $15 million in fees over 10 years, subject to some conditions. Zomax may terminate this agreement at its option with one year's prior written notice. Any early termination of this contract could have a material adverse effect on our business and financial performance.

        Software manufacturers may not wish to start using, and our current customers may not wish to continue to use, our SubscribeNet service as a way of outsourcing electronic delivery of their software.

        Our strategy for achieving profitability assumes significant revenue growth from our SubscribeNet service. However, we cannot assure you that software manufacturers that are not currently our SubscribeNet customers will find it strategically or economically justifiable to use start using, or that our current customers will find it strategically or economically justifiable to increase their use of or continue using, the SubscribeNet service to deliver software to their end-users. Some software manufacturers are reluctant for security reasons to deliver their software via the Internet or to authorize a third party to do so on their behalf. Some software manufacturers believe that they can internally develop an adequate electronic software delivery system at a cost lower than the fees we charge for SubscribeNet. These and other concerns on the part of software manufacturers could make it difficult for us to achieve growth in SubscribeNet revenue, which could in turn hinder our ability to achieve profitability and positive cash flow.

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

        We believe that a substantial amount of revenue from our SubscribeNet service in any given future period may come from a relatively small number of customers (in addition to Software Spectrum and Zomax, as detailed above). If one or more major customers were to stop using our services or products, our operating results could be materially adversely affected. Our contractual relationships with most of these customers are subject to renewal annually. As a result, we cannot assure you that any of our customers will renew their contracts with us in any given year.

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

        Our operating results have fallen below the expectations of public market analysts and investors in the past. It is likely that in future quarters our operating results will again be below the expectations of public market analysts and investors and as a result, the price of our Common Stock will fall. Our operating results have varied widely in the past, and we expect that they will continue to vary significantly from quarter to quarter due to a number of risk factors, including:

  •
  potential cancellations of SubscribeNet contracts due to development of in-house electronic software download systems by our customers;

  •
  potential weakening of demand for our SubscribeNet services and Sun ONE (formerly iPlanet) products that we sell jointly with Software Spectrum;

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

        In addition, our June 2001 agreement with Software Spectrum, under which we have transitioned to Software Spectrum our business of reselling Sun ONE software, has resulted in and will continue to result in a decrease in overall revenue to us. Our May 2002 sale of our Asset Management software business to Computer Associates International, Inc. will also result in a substantial decrease in our revenue and gross profit. These decreases in our revenues and gross profit could affect the market price of our Common Stock. Our operating expenses, which include sales and marketing, product development and general and administrative expenses, are based on our expectations of future gross profits and are relatively fixed in the short term. If gross profits fall below our expectations and we are not able to quickly reduce our spending in response, our operating results would be adversely affected.

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

        Our future success depends upon the continued service of our executive officers and other key technology, sales, marketing and support personnel. None of our officers or key employees is bound by an employment agreement for any specific term. If we lost the services of one or more of our key employees, or if one or more of our executive officers or employees decided to join a competitor or otherwise compete directly or indirectly with us, this could have a significant adverse effect on our business. In particular, the services of Peter H. Jackson, our President and Chief Executive Officer and Wendy A. Nieto, our Chief Financial Officer and Senior Vice President of Finance, would be difficult to replace.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At August 31, 2002, we had cash and cash equivalents of approximately $9.1 million. We have not used derivative financial instruments in our investment portfolio during fiscal 2003. We place our investments with high quality issuers, by policy, in an effort to limit the amount of credit exposure to any one issue or issuer.

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. At August 31, 2002, all of our cash, cash equivalents and investment portfolio carried maturity dates of less than 90 days. The effect of changes in interest rates of +/-10% over a six-month horizon would not have a material effect on the fair market value of the portfolio.

ITEM 4. CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        (b)    Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

        On August 26, 2002, we were served with a summons and complaint in a lawsuit by Deborah Donoghue against us, ComVest Venture Partners, LP ("ComVest") and Robert Priddy in the United States District Court for the Southern District of New York, Civ. No. 02-6578 (S.D.N.Y.). The complaint alleges that ComVest and Mr. Priddy, while they owned more than 10% of a class of our equity securities, bought and sold our equity securities within a 6-month period and failed to disgorge to us the profits allegedly realized in those trades, thereby violating Section 16(b) of the Securities Exchange Act of 1934 ("Section 16(b)"). During the period of those trades, the general partner of ComVest was ComVest Management, LLC ("ComVest Management"), a wholly owned subsidiary of Commonwealth Associates Management Company, Inc. ("CAMC"). During that period, Michael S. Falk was a manager of ComVest Management and the chairman and principal shareholder of CAMC, and was also a member of our Board of Directors. The complaint demands that ComVest and Mr. Priddy pay over to Intraware the profits they allegedly realized and retained in violation of Section 16(b), together with interest and legal costs, and also demands reimbursement of the plaintiff's legal and accounting costs in connection with the lawsuit. According to the complaint, the amount of those alleged profits is unknown to the plaintiff, however, the information alleged in the complaint suggests that amount may be approximately $1.3 million. Answers to the complaint are due in late October 2002.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On August 12, 2002, we completed a private placement of Common Stock to Zomax Incorporated. Under the terms of the financing, we issued an aggregate of 6.1 million shares of Common Stock for aggregate gross proceeds of $5.0 million. As part of this transaction we incurred and expect to incur approximately $89,000 in legal, accounting and other costs. Concurrent with this agreement, we entered into a strategic alliance agreement with Zomax. As of August 31, 2002, Zomax held approximately 12% of our outstanding Common Stock.

        The Common Stock was issued in a private placement without registration under the Securities Act of 1933 and could not be offered or sold in the United States of America absent registration or an applicable exemption from registration requirements. In issuing the securities, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, based in part on the purchaser being an institutional type investor and on its representations in the purchase agreement. As part of the agreement we agreed to file with the SEC a registration statement to register the resale of the Common Stock issued to Zomax within one year of closing, and to use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC as promptly thereafter as practicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          a)    Exhibits

          4.1(1)  Form of Registration Rights Agreement, dated August 12, 2002, by and between Intraware, Inc. and Zomax Incorporated.

          10.1 Employment Agreement dated July 17, 2002 between Intraware, Inc. and Frost R. R. Prioleau.

          10.2(1)  Form of Common Stock Purchase Agreement, dated August 12, 2002, by and between Intraware, Inc. and Zomax Incorporated.

          99.1 Chief Executive Officer and Chief Financial Officer Certification Letter dated October 15, 2002.

          (1)  Incorporated by reference to Intraware's Current Report on Form 8-K dated August 12, 2002 (File No. 000-25249).

          b)    Reports on Form 8-K

        Intraware, Inc. filed a Form 8-K dated August 12, 2002 with the SEC reporting under Item 5 that Intraware, Inc. and Zomax Incorporated announced that they had entered into a strategic alliance in which Zomax will market and resell Intraware's SubscribeNet ESDM service to Zomax's customer base through an OEM and royalty agreement and that Intraware also sold Zomax 6,097,561 shares of Intraware Common Stock at a per share price of $0.82.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRAWARE, INC.
Dated: October 15, 2002	By:	/s/ PETER H. JACKSON Peter H. Jackson President and Chief Executive Officer
	By:	/s/ WENDY A. NIETO Wendy A. Nieto Senior Vice President and Chief Financial Officer

Chief Financial Officer Certification

        I, Wendy A. Nieto, Chief Financial Officer and Senior Vice President of Finance of Intraware, Inc. certify that:

(1)
I have reviewed this Quarterly Report on Form 10-Q of Intraware, Inc. (the "registrant");

(2)
Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

(4)
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(i)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(ii)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

(iii)
presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(ii)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)
The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated October 15, 2002
/s/ WENDY A. NIETO Wendy A. Nieto Chief Financial Officer and Senior Vice President of Finance of Intraware, Inc. (Principal Financial Officer)

Chief Executive Officer Certification

        I, Peter H. Jackson, President and Chief Executive Officer of Intraware, Inc. certify that:

(1)
I have reviewed this Quarterly Report on Form 10-Q of Intraware, Inc. (the "registrant");

(2)
Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

(4)
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(i)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(ii)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

(iii)
presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(ii)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)
The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated October 15, 2002
/s/ PETER H. JACKSON Peter H. Jackson President and Chief Executive Officer of Intraware, Inc. (Principal Executive Officer)

QuickLinks

  PART I FINANCIAL INFORMATION
  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTRAWARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)
INTRAWARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except for per share amounts) (unaudited)
INTRAWARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
INTRAWARE, INC. NOTES TO UNAUDITED INTERIM CONDENSED CONDOLIDATED FINANCIAL INFORMATION
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Chief Financial Officer Certification
Chief Executive Officer Certification