Form 10-Q
period 2002-11-30
INTRAWARE INC
filed 2003-01-14
CIK 1025134

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-25249

INTRAWARE, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	68-0389976 (IRS Employer Identification Number)
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

Yes ☐        No ☐

        As of December 31, 2002 there were 51,929,021 shares of the registrant's Common Stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTRAWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	November 30, 2002	February 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$8,695	$2,979
Accounts receivable, net	1,138	2,717
Prepaid licenses, services and cost of deferred revenue	391	4,028
Other current assets	629	928

Total current assets	10,853	10,652
Cost of deferred revenue	91	357
Property and equipment, net	2,484	5,900
Intangible assets, net	—	1,583
Goodwill, net	—	6,979
Other assets	87	1,048

Total assets	$13,515	$26,519

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,538	$5,930
Accrued expenses	1,814	1,071
Notes payable	—	5,210
Warrants	—	347
Deferred revenue	3,215	5,668
Capital lease and other obligations	1,576	1,746

Total current liabilities	8,143	19,972
Deferred revenue	493	855
Capital lease and other obligations	1,228	2,235

Total liabilities	9,864	23,062

Contingencies (Note 12)
Redeemable convertible preferred stock; 10,000 shares authorized; $.0001 par value; 1,380 and 1,658 shares issued and outstanding at November 30 and February 28, 2002, respectively (aggregate liquidation preference of $2,110 and $3,915 at November 30 and February 28, 2002, respectively).	2,717	3,347

Stockholders' equity:
Common stock; $0.0001 par value; 250,000 shares authorized; 51,599 and 40,447 shares issued and outstanding at November 30 and February 28, 2002, respectively.	5	4
Additional paid-in-capital	152,505	144,140
Unearned stock-based compensation	(47)	(1,618)
Accumulated deficit	(151,529)	(142,416)

Total stockholders' equity	934	110

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$13,515	$26,519

See notes to unaudited interim condensed consolidated financial information.

INTRAWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 30, 2002	November 30, 2001	November 30, 2002	November 30, 2001
Revenues:
Software product sales	$193	$5,989	$2,491	$26,465
Online services and technology	2,625	3,814	8,141	12,462
Related party online services and technology	125	—	152	—

Total revenues	2,943	9,803	10,784	38,927

Cost of revenues:
Software product sales	189	4,053	1,851	20,147
Online services and technology	1,118	1,474	3,191	3,785

Total cost of revenues	1,307	5,527	5,042	23,932

Gross profit	1,636	4,276	5,742	14,995

Operating expenses:
Sales and marketing	972	2,585	4,627	10,571
Product development	1,219	2,249	5,226	7,809
General and administrative	528	1,217	2,334	5,728
Amortization of intangibles	—	1,320	1,085	5,397
Amortization of goodwill	—	431	—	1,375
Restructuring	—	150	1,391	2,356
Impairment of assets	—	—	792	—
Loss on abandonment of assets	—	328	—	6,735

Total operating expenses	2,719	8,280	15,455	39,971

Loss from operations	(1,083)	(4,004)	(9,713)	(24,976)
Interest expense	(92)	(1,144)	(2,569)	(1,619)
Interest and other income and expenses, net	31	1,062	513	(3,588)
Gain on sale of Asset Management software business	—	—	2,656	—

Net loss	(1,144)	(4,086)	(9,113)	(30,183)
Deemed dividend due to beneficial conversion feature of preferred stock	—	(880)	—	(2,696)

Net loss attributable to common stockholders	$(1,144)	$(4,966)	$(9,113)	$(32,879)

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.16)	$(0.20)	$(1.13)

Weighted average shares—basic and diluted	51,546	30,517	46,317	29,164

See notes to unaudited interim condensed consolidated financial information.

INTRAWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	November 30, 2002	November 30, 2001
Cash flows from operating activities:
Net loss	$(9,113)	$(30,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,039	4,258
Amortization of goodwill and intangibles	1,085	6,772
Amortization of unearned stock-based compensation	1,027	1,964
Recovery of doubtful accounts	(50)	(268)
Gain on sale of fixed assets	(2)	—
Gain on sale of Asset Management software business	(2,656)	—
Warrants adjustment to fair value	(460)	3,629
Amortization of discount on note payable	1,571	727
Impairment of assets	792	—
Loss on abandonment of assets	—	6,735
Amortization of warrant charge offset against revenue	936	454
Common stock options issued for services	64	—
Accrued interest	—	139
Changes in assets and liabilities:
Accounts receivable	1,629	7,787
Prepaid licenses, services and cost of deferred revenue	3,468	9,480
Other assets	324	1,318
Accounts payable	(4,558)	(8,472)
Accrued expenses	434	(1,184)
Deferred revenue	(1,614)	(11,731)

Net cash used in operating activities	(4,084)	(8,575)

Cash flows from investing activities:
Purchases of property and equipment	(260)	(181)
Purchases of property and equipment in accounts payable	165	—
Decrease in restricted cash	—	479
Proceeds from sale of Asset Management software business	9,500	—
Proceeds from sale of fixed assets	7	240

Net cash provided by investing activities	9,412	538

Cash flows from financing activities:
Proceeds from common stock and warrants, net of issuance costs and repurchases	7,281	257
Proceeds from preferred stock and warrants, net of issuance costs	—	3,220
Proceeds from notes and warrants, net of issuance costs	—	6,399
Repayment of bank borrowings	—	(3,261)
Principal payments on notes payable	(5,700)	—
Principal payments on capital lease obligations	(1,193)	(1,568)

Net cash provided by financing activities	388	5,047

Net increase (decrease) in cash and cash equivalents	5,716	(2,990)
Cash and cash equivalents at beginning of period	2,979	7,046

Cash and cash equivalents at end of period	$8,695	$4,056

Supplemental disclosure of cash flow information:
Cash paid for interest	$415	$597
Supplemental non-cash investing and financing activities:
Property and equipment leases	$16	$366
Common stock issued in connection with preferred stock conversion and warrant exercises	$630	$—

See notes to unaudited interim condensed consolidated financial information.

INTRAWARE, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
FINANCIAL INFORMATION

NOTE 1. BASIS OF PRESENTATION

INTRAWARE

        The accompanying condensed consolidated financial statements for the three and nine months ended November 30, 2002 and 2001, are unaudited and reflect all adjusting entries consisting of normal and recurring adjustments which are, in the opinion of the management of Intraware, Inc., necessary for the fair presentation of the balance sheets, statements of operations, and statements of cash flows for the periods presented.

        These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2002, and the Form 10-Q for the fiscal quarters ended May 31, 2002 and August 31, 2002. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission (the "SEC"). The results of operations for the interim period ended November 30, 2002, are not necessarily indicative of results to be expected for the full year.

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

        The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders as well as securities that are not included in the diluted net loss per share attributable to common stockholders calculation because to do so would be antidilutive:

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Numerator:
Net loss	$(1,144)	$(4,086)	$(9,113)	$(30,183)
Deemed dividend due to beneficial conversion feature of redeemable convertible preferred stock	—	(880)	—	(2,696)

Net loss attributable to common stockholders	$(1,144)	$(4,966)	$(9,113)	$(32,879)

Denominator:
Weighted average shares	51,546	30,548	46,319	29,227
Weighted average unvested common shares subject to repurchase	—	(31)	(2)	(63)

Denominator for basic and diluted calculation	51,546	30,517	46,317	29,164

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.16)	$(0.20)	$(1.13)

Antidilutive securities including options, warrants, convertible redeemable preferred stock and unvested common shares subject to repurchase not included in net loss per share attributable to common stockholders	14,428	9,640	14,428	9,640

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

        On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. We adopted the provisions of SFAS No. 144 during the quarter ended May 31, 2002. The disposition of our Asset Management software business (Note 8) was recognized under SFAS No. 144.

        In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which includes, among other things, guidance on EITF No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". EITF No. 01-14, as it relates to EITF No. 99-19, is to be applied for financial reporting periods beginning after December 15, 2001, and generally requires that a company recognize as revenue travel expense and other reimbursable expenses billed to customers. We adopted EITF 01-14 effective March 1, 2002. As a result, we classified as revenue reimbursements totaling approximately $0.5 and $1.6 million during the three months and nine months ended November 30, 2002, respectively, that we received from Software Spectrum, Inc. (formerly Corporate Software) relating to maintaining a team dedicated to sales of SunONE (formerly iPlanet) software licenses and maintenance. Prior year amounts totaling approximately $0.4 million and $0.6 million during the three months and nine months ended November 30, 2001, respectively, have been reclassified to conform to the current presentation in accordance with the transition provisions of EITF 01-14. The adoption of EITF No. 01-14 did not affect our net loss per share, financial position, results of operations, or cash flows.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 15, 2002, for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into after May 15, 2002, for the provision related to the amendment of Statement 13, although early adoption is permitted. We do not expect a material effect on our financial position and results of operations from the adoption of SFAA 145.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies the guidance in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the Board acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect a material effect on our financial position and results of operations from the adoption of SFAS 146.

        In November 2002, the EITF reached a consensus on issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing what the impact of the guidance would have on our financial statements.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, ("SFAS No. 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123." SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, ("SFAS No. 123") "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendments to the transition and disclosure provisions shall be effective for fiscal years ending after December 15, 2002. The amendment to Opinion 28 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We are currently evaluating whether to adopt SFAS No. 148. We will adopt the disclosure provisions of SFAS No. 148 in our Annual Report on Form 10-K for the year ending February 28, 2003.

NOTE 4. CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

        During the nine months ended November 30, 2002, our redeemable convertible preferred stock ("preferred stock") and stockholders' equity changed as follows (in thousands):

	Preferred Stock		Common Stock
					Additional Paid-In Capital	Unearned Stock-Based Compensation	Accumulated Deficit	Stockholders' Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount
Balance at February 28, 2002	1,658	$3,347	40,447	$4	$144,140	$(1,618)	$(142,416)	$110
Exercise of stock options, net of repurchase of unvested common stock	—	—	91	—	58	—	—	58
Issuance of common stock for employee stock purchase program	—	—	212	—	139	—	—	139
Stock-based deferred compensation for options forfeited	—	—	—	—	(544)	544	—	—
Issuance of common stock with warrants, net of issuance costs of $467	—	—	3,940	—	1,951	—	—	1,951
Reclassification of warrants to equity	—	—	—	—	891	—	—	891
Issuance of common stock, net of issuance costs of $89	—	—	6,098	1	4,911	—	—	4,912
Amortization of unearned stock-based compensation	—	—	—	—	—	1,027	—	1,027
Exercise of common stock warrants	—	—	200	—	265	—	—	265
Conversion of preferred stock into common stock	(278)	(630)	611	—	630	—	—	630
Options issued for services	—	—	—	—	64	—	—	64
Net loss	—	—	—	—	—	—	(9,113)	(9,113)	$(9,113)
Other comprehensive loss	—	—	—	—	—	—	—	—	—

Comprehensive loss	—	—	—	—	—	—	—	—	$(9,113)

Balance at November 30, 2002	1,380	$2,717	51,599	$5	$152,505	$(47)	$(151,529)	$934

NOTE 5. ABILITY TO CONTINUE OPERATIONS

        Our Annual Report on Form 10-K for our fiscal year ended February 28, 2002, contains a disclosure expressing substantial doubt regarding our ability to continue as a going concern as a result of our recurring losses and negative cash flows from operations. During the nine months ended November 30, 2002, we raised approximately $18 million in new capital (see Notes 7 and 8), retired all of our notes payable with an aggregate principal balance of $7 million (see Notes 6 and 7), and narrowed our net loss attributable to common stockholders to $1.1 million for the three months ended November 30, 2002, as compared to a net loss attributable to common stockholders of $5.0 million for the three months ended November 30, 2001. Although the risks that potential revenue and collections shortfalls pose to our ability to continue as a going concern diminished in recent months, we continued to experience recurring losses, working capital deficiencies and negative cash flows from operations for the nine months ended November 30, 2002. In addition, there remains no assurance that we will succeed in generating sufficient revenue to enable us to continue operations over the longer term.

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

        Our ability to generate increased revenues and cash flows and, if necessary, raise additional capital is also subject to substantial uncertainty, given the challenging economic environment currently prevailing in the technology sector. The bid price of our Common Stock has been below $1.00 numerous times over the past 12 months. If we fail to meet the $1.00 minimum bid price requirement or the other standards for continued listing on the Nasdaq SmallCap Market, our Common Stock will likely be delisted and our ability to generate both sales and additional capital will be subject to further uncertainty.

        We have historically been able to satisfy our cash requirements through financing and investing activities, and our cash position and net losses from operations have improved substantially during the nine months ended November 30, 2002. Nevertheless, we continued to suffer recurring losses, working capital deficiencies and negative cash flows from operations for that period, and there is no assurance that we will succeed in generating sufficient cash from operations on a regular basis, achieving profitability, or obtaining additional capital if needed.

NOTE 6. PROMISSORY NOTES

        In May 2002, following the asset sale and private placement described in Notes 7 and 8, we repaid $5.7 million of the $7.0 million principal amount of the promissory notes that we had issued in August and September 2001. As part of this repayment, we were required to accrete the portion of carrying amount of the promissory notes relating to the repayment to its full value. This resulted in a charge of approximately $973,000, which is included in interest and other income and expenses. The remaining $1.3 million in principal amount of those promissory notes was effectively converted into the private placement of Common Stock and warrants described in Note 7.

NOTE 7. COMMON STOCK

        On May 24, 2002, we completed a private placement of our Common Stock and warrants to purchase our Common Stock to institutional and individual investors. Under the terms of the financing, we issued an aggregate of 3,940,000 shares of Common Stock, and warrants to purchase 788,000 shares of our Common Stock with an exercise price of $1.19 per share, for aggregate gross proceeds of $3.9 million, including $2.6 million in cash and $1.3 million in cancelled indebtedness. The $1.19 per share exercise price of the warrants was the average closing sale price of our Common Stock on the five trading days preceding the closing date. The warrants issued to the investors expire four years from the issuance date. In addition to paying the placement agent a cash fee of $231,400 and reimbursing it for approximately $70,000 in expenses, we also issued to the placement agent and its designee warrants to purchase an aggregate of 310,200 shares of Common Stock at an exercise price of $1.00 per share, and warrants to purchase an aggregate of 62,040 shares of Common Stock at an exercise price of $1.19 per share. The warrants issued to the placement agent and its designee expire five years from the issuance date. All $1.19 warrants carry anti-dilution protection requiring a weighted-average adjustment of the exercise price and of the number of shares issuable upon exercise of the warrants for certain sales of stock by us at less than $1.19 per share during the 12 months following the closing; however, in accordance with NASD Marketplace Rules, we will not sell shares of our stock that would lead to an anti-dilution adjustment requiring us to issue a number of shares exceeding 19.9% of our then-current total common shares outstanding, without obtaining stockholder approval. As part of this transaction, we incurred approximately $165,000 in legal, accounting and other costs.

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

        During the three months and nine months ended November 30, 2002, we recorded a net credit of approximately zero and $378,000 respectively, to other income and expense to adjust the carrying amount of the warrants issued on May 24, 2002, to fair value.

        During the nine months ended November 30, 2002, no warrants associated with the issuance of the May 24, 2002 private placement were exercised.

        On August 12, 2002, we completed a private placement of Common Stock to Zomax Incorporated. Under the terms of the financing, we issued an aggregate of approximately 6.1 million shares of Common Stock for aggregate gross proceeds of approximately $5.0 million. As part of this transaction, we incurred and expect to incur approximately $89,000 in legal, accounting and other costs. Concurrent with that agreement, we entered into a strategic alliance agreement with Zomax (see Note 9). As of November 30, 2002, Zomax held approximately 12% of our outstanding Common Stock.

        The Common Stock was issued in a private placement without registration under the Securities Act of 1933 and could not be offered or sold in the United States of America absent registration or an applicable exemption from registration requirements. In issuing the securities, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, based in part on the purchaser being an institutional type investor and on its representations in the purchase agreement. As part of the agreement, we agreed to file with the SEC a registration statement to register the resale of the Common Stock issued to Zomax within one year of closing, and to use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC as promptly thereafter as practicable.

        The August 12, 2002, Common Stock financing resulted in anti-dilution adjustments to the warrants issued in connection with our issuance of redeemable convertible preferred stock on June 30, 2000. The exercise price of the warrants issued in connection with our preferred stock on June 30, 2000, was adjusted from $1.50 to $1.44.

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

NOTE 8. ASSET SALE

        In May 2002, we sold substantially all of the assets related to our Asset Management software business to Computer Associates International, Inc. for approximately $9.5 million in cash. In connection with this sale, our July 2001 agreement with Computer Associates for its resale of our Argis suite of software products was terminated. In addition, as part of that asset sale, we assigned to Computer Associates our May 2001 agreement with Corporate Software (now Software Spectrum) for its resale of our Argis suite of software products. Because of the asset sale, Software Spectrum has the right to terminate that agreement. If it does so, all of the shares subject to the warrant that we issued to Corporate Software in May 2001 will immediately become exercisable. The fair value of the warrant had been recorded as prepaid distribution costs and was being recognized as a reduction of revenue over the lesser of a ratable charge over the 24-month term of the agreement with Corporate Software or the period it took Corporate Software to generate revenue to Intraware of $1.6 million from Corporate Software's resale of our Asset Management software. As a result of the asset sale, the remaining unamortized prepaid distribution costs of $936,000 were recorded as a reduction to revenue during the three months ended May 31, 2002.

        The total proceeds from the sale of $9.5 million, less the book value of transferred equipment, intangible assets, deferred revenue, and transaction costs, based on their respective carrying values at the sale date, were recorded as a gain on sale of assets in the quarter ended May 31, 2002.

        The calculation of the gain on the sale was determined as follows (in thousands):

Total consideration	$9,500
Net book value of equipment, intangible assets and deferred revenue	(6,536)
Transaction costs	(308)

Gain on sale	$2,656

        In connection with our disposition of the Asset Management software business, we announced a restructuring and workforce reduction to reduce our operating expenses.

        We recorded a charge of $1.8 million relating to this restructuring and the impairment of assets during the three months ended May 31, 2002.

        The impairment of assets includes the write-off of approximately $403,000 in prepaid licenses that were held for resale. The restructuring charge consisted of approximately $345,000 for severance and benefits relating to the involuntary termination of 14 employees who were not hired by Computer Associates. We terminated an additional 33 employees, all of whom were based in North America. These 33 terminated employees were all hired by Computer Associates and therefore received no severance payments. Overall, we reduced our workforce to 71 employees from 118 in connection with the asset sale to Computer Associates. Of the 47 terminated employees, 22 were in Sales and

Marketing, 10 were in Product Development and 15 were directly involved in our product support. We also closed our Pittsburgh, Pennsylvania office and various satellite offices.

        We accrued for lease and related costs of approximately $983,000, principally pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our reductions in work force. We also recognized $63,000 relating to other restructuring expenses. Due to changes in management's estimates relating to the restructuring during the three months ended August 31, 2002, we recognized an additional expense of $106,000 pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our reductions in work force. In addition, we did not incur severance and benefits of $106,000 and reduced the reserve accordingly.

        In our December 2000 restructuring, we closed our Fremont, California office and assigned our lease to a new tenant while acting as guarantor for that tenant. In May 2002, the new tenant defaulted on its lease. During the three months ended November 30, 2002, we made a cash payment of approximately $214,000 to terminate this lease.

        The following table sets forth an analysis of the components of the restructuring and impairment of assets charges recorded in the first, second and third quarters of fiscal 2003 and subsequent adjustments and payments made against the reserve (in thousands):

	Severance and benefits	Excess lease and related costs	Impairment of assets	Other costs	Total
May 23, 2002 restructuring	$345	$983	$403	$63	$1,794

Total	345	983	403	63	1,794
Cash paid	—	(89)	—	—	(89)
Non-cash charges	—	(18)	(403)	(63)	(484)

Reserve balance at May 31, 2002	345	876	—	—	1,221
Cash paid	(239)	(119)	—	—	(358)
Provision adjustment	(106)	106	—	—	—

Reserve balance at August 31, 2002	—	863	—	—	863
Cash paid	—	(294)	—	—	(294)

Reserve balance at November 30, 2002	$—	$569	$—	$—	$569

        We expect to pay the remaining accrual in cash within one year.

NOTE 9. STRATEGIC ALLIANCE AGREEMENTS

        In April 2002, we entered into a new services agreement with Sun Microsystems, Inc., which replaced our prior services agreement with Sun when the new agreement became effective in July 2002. Under this new agreement, we provide our SubscribeNet ESDM and fulfillment services to Sun for the Sun ONE (formerly iPlanet) product line, and at Sun's option, for additional Sun software products, until June 30, 2003, with an optional one-year renewal term. The fulfillment services under that agreement consist of our making Sun ONE software products electronically available to Sun customers on a one-time basis upon their purchase of initial licenses for that software. Sun may terminate this agreement for its convenience at any time upon 90 days' notice. In October 2002, Sun and Intraware amended that agreement, making the SubscribeNet service cancelable by either party at the end of any calendar quarter, provided the canceling party gives 30 days' notice. The terms of the agreement with respect to our fulfillment services remain unchanged. There is now a heightened risk that Sun will elect not to renew the agreement on June 30, 2003, and will elect not to renew the SubscribeNet portion of the agreement before that date.

        On August 12, 2002, we entered into a strategic alliance agreement with Zomax Incorporated ("Zomax"), an international outsource provider of process management services. Under the agreement, Zomax will market and resell our SubscribeNet ESDM service to its global customer base through an OEM and royalty agreement. As part of the agreement, Zomax will pay a minimum license fee of $15 million to us over 10 years, subject to some conditions, including Zomax' right to cancel the agreement at any time with one year's notice. Zomax will also pay us non-refundable quarterly service fees, for use of the SubscribeNet service by Zomax' customers, over the term of the agreement. Under this agreement, our SubscribeNet service is the only ESDM solution Zomax may sell and Zomax is the only supply chain management outsourcing industry company that we may authorize to resell our SubscribeNet service. As part of the agreement, we are also a non-exclusive lead generator for Zomax' products and services, through which we can receive fees based on the generation of completed leads for Zomax for the first 12 months of the strategic alliance agreement. Lastly, we will reimburse Zomax for one-half of the base salary of a product sales manager, up to a maximum amount. Concurrent with signing this agreement, we completed a private placement of Common Stock to Zomax (see Note 7).

        At November 30, 2002, deferred revenue and accounts receivable balances related to this agreement totaled approximately $873,000 and zero, respectively. During the three and nine months ended November 30, 2002, we recognized approximately $125,000 and $152,000 of revenue, respectively, related to this agreement.

NOTE 10. OTHER EVENTS

        In July 2002, due to changes in our business and Hewlett-Packard Co.'s announcement to shut down its Bluestone Software business, we took some computer software out of service. As a result of this impairment, we wrote off computer software with a net book value of approximately $389,000 during the three months ended August 31, 2002.

        Subsequent to February 28, 2002, we were delinquent in monthly payments to capital lessors. Under these agreements, this delinquency resulted in a breach, and the lessors had the right to recover fees related to collecting such unpaid balances, to assess interest over the term of their delinquency, to terminate the agreements, and to accelerate all payments upon breach. As of the date of filing of this Form 10-Q, none of the lessors has indicated that additional charges will be assessed against us, nor have they indicated any intention to terminate the agreements or accelerate payments as a result of such breaches. We are currently up to date with payments to these lessors.

NOTE 11. ACCOUNTING FOR GOODWILL AND INTANGIBLES

        In accordance with SFAS No. 142, goodwill amortization was discontinued as of March 1, 2002, and $1.2 million of intangibles relating to assembled workforce was subsumed in goodwill. We completed our first phase impairment analysis during the quarter ended May 31, 2002, and found no instances of impairment. There were no goodwill or intangibles recorded at November 30, 2002, due to the inclusion of the remaining goodwill balance in the determination of the gain on sale of our Asset Management software business during the quarter ended May 31, 2002 (see Note 8).

        The changes in the carrying amount of goodwill during the nine months ended November 30, 2002, are as follows (in thousands):

Balance as of March 1, 2002	$6,979
Goodwill included in the determination of the gain related to the sale of Asset Management software business	(6,979)

Balance as of November 30, 2002	$—

        Summarized below are the effects on our net loss and per share data if we had followed the amortization provisions of SFAS No. 142 (in thousands, except per share amounts):

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,		For the years ended
					February 28, 2002	February 28, 2001	February 29, 2000
	2002	2001	2002	2001
Reported net loss attributable to common stockholders	$(1,144)	$(4,966)	$(9,113)	$(32,879)	$(37,374)	$(68,417)	$(27,951)
Addback: goodwill amortization	—	431	—	1,375	1,806	1,383	69
Addback: assembled workforce amortization	—	132	—	459	592	1,530	339

Adjusted net loss attributable to common stockholders	$(1,144)	$(4,403)	$(9,113)	$(31,045)	$(34,976)	$(65,504)	$(27,543)

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,		For the years ended
					February 28, 2002	February 28, 2001	February 29, 2000
	2002	2001	2002	2001
Basic and diluted net loss per share:
Reported net loss per share attributable to common stockholders	$(0.02)	$(0.16)	$(0.20)	$(1.13)	$(1.18)	$(2.57)	$(1.14)
Addback: goodwill amortization	—	0.01	—	0.05	0.06	0.05	—
Addback: assembled workforce amortization	—	—	—	0.02	0.02	0.06	0.01

Adjusted net loss per share attributable to common stockholders	$(0.02)	$(0.15)	$(0.20)	$(1.06)	$(1.10)	$(2.46)	$(1.13)

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

        Lawsuits containing similar allegations have been filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which Intraware and its three named current and former officers and directors are a part, on common pleadings issues. That motion was heard before the Court in New York on November 1, 2002. On or about October 9, 2002, the Court entered and ordered a Stipulation of Dismissal, which dismissed the three named current and former officers and directors from the litigation without prejudice. No discovery has been served on us. We believe we have meritorious defenses to these claims and intend to defend against them vigorously. We are not presently able to estimate losses, if any, related to this lawsuit.

        On August 26, 2002, we were served with a summons and complaint in a lawsuit by Deborah Donoghue against us, ComVest Venture Partners, LP ("ComVest") and Robert Priddy in the United States District Court for the Southern District of New York, Civ. No. 02-6578 (S.D.N.Y.). The complaint alleges that ComVest and Mr. Priddy, while they owned more than 10% of a class of our equity securities, bought and sold our equity securities within a 6-month period and failed to disgorge to us the profits allegedly realized in those trades, thereby violating Section 16(b) of the Securities Exchange Act of 1934. On November 4, 2002, defendants in this lawsuit filed answers to the complaint denying any liability. Subsequently, on November 20, 2002, the plaintiff filed a notice to voluntarily dismiss the complaint with prejudice.

        We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2002. This discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements regarding our future cash and liquidity position, the amount and timing of future revenues and expenses and customer demand, the deployment of our services, and our reliance on third parties. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those discussed in "Risk Factors" below and elsewhere in this Quarterly Report on Form 10-Q.

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

        We have a limited operating history upon which investors may evaluate our business and prospects. Since inception, we have incurred significant losses, and, as of November 30, 2002, had an accumulated deficit of approximately $152 million. We expect to incur additional net losses at least through our fiscal year ending February 28, 2003. There can be no assurance that our gross profit will increase or continue at its current level. There also can be no assurance that we will generate cash from operations in future periods, or achieve or maintain profitability or finance our operations without raising additional capital. Our future must be considered in light of our liquidity issues and the risks frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as Internet-based services. To address these risks, we must, among other things, continue to develop new services, implement and successfully execute our business and marketing strategies, continue to develop and upgrade our technology, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and our failure to do so would have a material adverse effect on our business, financial condition and results of operations. Our current and future expense levels are based largely on our planned operations and estimates of future sales. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast, particularly in the current business environment. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales would have an immediate adverse effect on our business, financial condition, results of operations and cash flows. In view of the rapidly evolving nature of our business and our limited operating history, we are unable to accurately forecast our sales and believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

Revenue recognition

        We derive software product revenues from resold licenses and maintenance for multiple business software product lines. Although we stopped selling third party software licenses and maintenance as of July 1, 2001, we will continue to recognize revenue from third party software licenses and support over the life of the arrangements made prior to July 1, 2001.

        Online services and technology revenue results from sales of our SubscribeNet electronic software delivery and management service to software vendors. It also results from a percentage of the gross profit derived from sales of Sun ONE (formerly iPlanet) software licenses and maintenance services by Software Spectrum (formerly Corporate Software), as well as reimbursements from Software Spectrum for our cost of maintaining a team dedicated to sales of Sun ONE software licenses and maintenance services, as part of our Software Spectrum alliance. Online services and technology revenue also resulted from the sale of our proprietary software licenses and related maintenance to companies that use those products internally or that use those products to provide web-based services to their customers. These sales were either made through our direct sales force or through authorized resellers. Online services and technology revenue also resulted from professional services that we provided to integrate our proprietary software, to convert data for customers, and to customize our SubscribeNet service for individual customer needs. As a result of the sale of our Asset Management software business in May 2002 (discussed below in Liquidity and Capital Resources), we no longer derive revenue from the sale of our proprietary software licenses, related maintenance and professional services arrangements described above.

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

        Revenue for software transactions through authorized resellers was recognized when the licenses and maintenance were resold, utilized by the reseller or our related obligations were satisfied. We have provided for sales allowances for authorized resellers and direct sales on an estimated basis, based on prior history as well as contractual requirements.

Prepaid licenses

        We write down our prepaid software licenses for estimated non-realizability of the difference between the cost of our prepaid licenses and the estimated recoverable value of our prepaid licenses based on assumptions about future demand, market conditions and our rights to return under stock rotation agreements. If actual future demand or market conditions were less favorable than those we projected, additional prepaid license write-downs would have been required. During the nine months ended November 30, 2002, we recorded approximately $403,000 in prepaid license write-downs, as we believed it unlikely we would recover that amount.

Allowance for doubtful accounts

        We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments. We analyze specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Changes in the above factors can have a material impact on actual bad debts incurred. During the nine months ended November 30, 2002, we recovered approximately $1.1 million in accounts receivable that had been written off previously. This credit was recorded in general and administrative expense.

Impairment of long-lived assets

        As discussed in Note 1 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended February 28, 2002, we are required to regularly review all of our long-lived assets and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we compare the book value of such assets to the future undiscounted cash flows attributable to those assets. If the book value is less than the future undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes, including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense.

Income taxes

        In conjunction with preparing our financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Given that we have incurred losses since inception and therefore have not been required to pay income taxes, we have fully reserved our deferred tax assets at November 30, 2002. In the event that we are able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset balance would increase income in the period that this is determined.

RESULTS OF OPERATIONS

Total revenues

        Revenue for the three months ended November 30, 2002, was $2.9 million, which represents a 70% decrease from revenue for the three months ended November 30, 2001, of $9.8 million. In addition, for the three months ended November 30, 2002, product revenue accounted for $193,000 or 7% of revenue, while online service and technology revenue accounted for $2.8 million or 93% of revenue. For the three months ended November 30, 2001, product revenue accounted for $6.0 million or 61% of revenue, while online service and technology revenue accounted for $3.8 million or 39% of revenue.

        Revenue for the nine months ended November 30, 2002, was $10.8 million, which represents a 72% decrease from revenue for the nine months ended November 30, 2001, of $38.9 million. In addition, for the nine months ended November 30, 2002, product revenue accounted for $2.5 million or 23% of revenue, while online service and technology revenue accounted for $8.3 million or 77% of revenue. For the nine months ended November 30, 2001, product revenue accounted for $26.5 million or 68% of revenue, while online service and technology revenue accounted for $12.5 million or 32% of revenue.

        The decrease in online services and technology revenue for the three and nine months ended November 30, 2002, is primarily due to our sale of our Asset Management software business in May 2002. In addition, as a result of the sale of our Asset Management software business, we recorded the remaining unamortized prepaid distribution costs relating to warrants issued to Software Spectrum as a reduction of revenue during the three months ended May 31, 2002. The decline in product revenue and the majority of the decline in total revenue for the three and nine months ended November 30, 2002, was due to our transition out of the business of reselling third-party software products and related maintenance. In June 2001, we entered into an agreement with Corporate Software whereby Corporate Software assumed our rights and obligations under our Sun ONE (formerly iPlanet) software reseller agreement, and agreed to pay to us a percentage of the gross profit derived from Corporate Software's sales of Sun ONE software licenses and services. Corporate Software has since been merged into, and our agreement is now with, Software Spectrum. We expect our third-party product revenue to continue to decrease substantially as a result of this agreement. We also expect our online services and technology revenue for our full fiscal year 2003 to decrease substantially, primarily as a result of our sale of our Asset Management software business to Computer Associates International, Inc. in May 2002. The two previous sentences are forward-looking statements and actual results could differ materially from those anticipated. In addition, we recently renegotiated our services agreement with one of our major customers, Sun Microsystems, Inc. As a result of this renegotiation, a portion of the services agreement is renewable every three months. There is now a heightened risk that Sun will elect not to renew the services agreement as a whole when the current term ends on June 30, 2003, and will elect not to renew the SubscribeNet portion of the agreement before that date. If Sun elects not to renew the SubscribeNet portion of the agreement during any of these three-month periods, or if Sun elects not to renew the agreement as a whole after June 30, 2003, our revenues may be materially adversely affected.

Cost of revenues

        Total cost of revenues decreased to $1.3 million for the three months ended November 30, 2002, from $5.5 million for the three months ended November 30, 2001. Our gross margin increased to 56% for the three months ended November 30, 2002, from 44% for the three months ended November 30, 2001.

        Total cost of revenues decreased to $5.0 million for the nine months ended November 30, 2002, from $23.9 million for the nine months ended November 30, 2001. Our gross margin increased to 53% for the nine months ended November 30, 2002, from 39% for the nine months ended November 30, 2001.

        Costs of revenue primarily consist of the cost of third-party products sold and certain allocated costs related to Internet connectivity, customer support, professional services and information technology personnel. We purchased third-party products at a discount to the third-party's established list prices according to standard reseller terms. The decrease in the cost of revenues primarily reflects our decrease in revenue and changes in the mix of products sold. The margin percentage increase primarily reflects our focus on the sale of our own services and technology, which generates higher margins than the third-party products we resold. We expect our gross profit margin percentage to continue to increase as a result of our focus on the sale of our own services and technology. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

Sales and marketing expenses

        For the three months ended November 30, 2002, sales and marketing expenses were $1.0 million or 33% of revenue, as compared to $2.6 million or 26% of revenue for the three months ended November 30, 2001.

        For the nine months ended November 30, 2002, sales and marketing expenses were $4.6 million or 43% of revenue, as compared to $10.6 million or 27% of revenue for the nine months ended November 30, 2001.

        Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, promotional materials and trade show expenses. The decrease in the dollar amount of our sales and marketing expenses is due to our restructuring efforts and the sale of our Asset Management software business in May 2002, which reduced expenditures on salaries and marketing, eliminated rent on closed offices and lowered commission expense due to lower sales. Our sales and marketing expenses increased as a percentage of revenue because of the reduction in revenue that resulted from our transition from our third party software resale business.

        We plan to expand our direct sales force and to continue developing strategic relationships to market and sell our services. As a result, we expect total expenditures in fiscal year 2003 to be higher than in our 2002 fiscal year as a percentage of revenue, though lower in the aggregate. The previous two sentences are forward-looking statements and actual results could differ materially from those anticipated.

Product development expenses

        For the three months ended November 30, 2002, product development expenses were $1.2 million or 41% of revenue, as compared to $2.2 million or 23% of revenue for the three months ended November 30, 2001.

        For the nine months ended November 30, 2002, product development expenses were $5.2 million or 48% of revenue, as compared to $7.8 million or 20% of revenue for the nine months ended November 30, 2001.

        Product development expenses primarily consist of personnel compensation, consulting, software and related maintenance and equipment depreciation expenses. Costs related to research, design and development of products and services have been charged to product development expense as incurred. The decrease in dollar amounts is due to our current and prior year restructuring efforts, which reduced expenditures on salaries and on some product and service lines. We also shifted our product development resources to roles directly supporting our growing customer base and to performing increasingly complex implementations for new customer contracts. We anticipate continuing to invest in development for our SubscribeNet service, and expect product development expenses to fluctuate from time to time as we make those investments. We cannot give assurance that these development efforts will result in improved or new products, features or functionalities or that the market will accept those new developments. We expect total expenditures for product development in our 2003 fiscal year to be higher than in our 2002 fiscal year as a percentage of revenue, but lower in the aggregate. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

General and administrative expenses

        For the three months ended November 30, 2002, general and administrative expenses were $0.5 million or 18% of revenue, as compared to $1.2 million or 12% of revenue for the three months ended November 30, 2001.

        For the nine months ended November 30, 2002, general and administrative expenses were $2.3 million or 22% of revenue, as compared to $5.7 million or 15% of revenue for the nine months ended November 30, 2001.

        General and administrative expenses consist primarily of compensation for administrative and executive personnel, facility costs and fees for professional services. A significant part of our decreased general and administrative expenses stems from the recovery of accounts previously written off during our 2001 fiscal year as uncollectible. Of those accounts we deemed uncollectible, we recovered $0.4 million and $1.1 million during the three and nine months ended November 30, 2002, respectively. We continued to pursue collection efforts and recovered these amounts during the second quarter ended August 31, 2002 and the third quarter ended November 30, 2002. The decrease in general and administrative expenses is also due to the restructuring efforts in August 2001, which resulted in a reduction of compensation expense and lease costs for office space. We expect total expenditures to increase in our 2003 fiscal year from our 2002 fiscal year levels as a percentage of revenue, but decrease in the aggregate. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

Restructuring and impairment of long-lived assets

        In May 2002, we sold substantially all of the assets related to our Asset Management software business to Computer Associates International, Inc. for approximately $9.5 million in cash. In connection with this sale, we terminated our July 2001 agreement with Computer Associates for its resale of our Argis suite of software products. In addition, as part of this asset sale, we assigned to

Computer Associates our May 2001 agreement with Corporate Software (now Software Spectrum) for its resale of our Argis suite of software products. Because of the asset sale, Software Spectrum has the right to terminate this agreement. If it does so, all of the shares subject to the warrant that we issued to Corporate Software in May 2001 will immediately become exercisable. The fair value of the warrant had been recorded as prepaid distribution costs and was being recognized as a reduction of revenue over the lesser of a ratable charge over the 24-month term of the agreement with Corporate Software or the period it took Corporate Software to generate revenue to Intraware of $1.6 million from Corporate Software's resale of our Asset Management software. As a result of the asset sale, the remaining unamortized prepaid distribution costs of $936,000 were recorded as a reduction to revenue during the three months ended May 31, 2002.

        The total proceeds from the sale of $9.5 million, less the book value of transferred equipment, intangible assets, deferred revenue, and transaction costs, based on their respective carrying values at the sale date, were recorded as a gain on sale of assets in the quarter ended May 31, 2002.

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

        We recorded a charge of $1.8 million relating to this restructuring and the impairment of assets during the three months ended May 31, 2002.

        The impairment of assets includes the write-off of approximately $403,000 of prepaid licenses that were held for resale. The restructuring charge consisted of approximately $345,000 for severance and benefits relating to the involuntary termination of 14 employees who were not hired by Computer Associates. We terminated an additional 33 employees, all of whom were based in North America. These 33 terminated employees were all hired by Computer Associates and therefore received no severance payments. Overall, we reduced our workforce to 71 employees from 118 in connection with the asset sale to Computer Associates. Of the 47 terminated employees, 22 were in Sales and Marketing, 10 were in Product Development and 15 were directly involved in our product support. We also closed our Pittsburgh, Pennsylvania office and various satellite offices.

        We accrued for lease and related costs of approximately $983,000 principally pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our reductions in work force. We also recognized $63,000 relating to other restructuring expenses. Due to changes in management's estimates relating to the restructuring during the three months ended August 31, 2002, we recognized an additional expense of $106,000 pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our reductions in work force. In addition, we did not incur severance and benefits of $106,000 and reduced the reserve accordingly.

        In our December 2000 restructuring, we closed our Fremont, California office and assigned our lease to a new tenant while acting as guarantor for that tenant. In May 2002, the new tenant defaulted on its lease. During the three months ended November 30, 2002, we made a cash payment of approximately $214,000 to terminate this lease.

        The following table sets forth an analysis of the components of the restructuring and impairment of assets charges recorded in the first, second and third quarters of fiscal 2003 and subsequent adjustments and payments made against the reserve (in thousands):

	Severance and benefits	Excess lease and related costs	Impairment of assets	Other costs	Total
May 23, 2002 restructuring	$345	$983	$403	$63	$1,794

Total	345	983	403	63	1,794
Cash paid	—	(89)	—	—	(89)
Non-cash charges	—	(18)	(403)	(63)	(484)

Reserve balance at May 31, 2002	345	876	—	—	1,221
Cash paid	(239)	(119)	—	—	(358)
Provision adjustment	(106)	106	—	—	—

Reserve balance at August 31, 2002	—	863	—	—	863
Cash paid	—	(294)	—	—	(294)

Reserve balance at November 30, 2002	$—	$569	$—	$—	$569

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

Amortization of Intangibles and Goodwill

        For the three months ended November 30, 2002, there was no amortization of intangibles and goodwill, a decrease from $1.8 million for the three months ended November 30, 2001.

        For the nine months ended November 30, 2002, amortization of intangibles and goodwill were $1.1 million, a decrease from $6.8 million for the nine months ended November 30, 2001.

        Amortization of intangibles was a charge related to our acquisitions of BITSource, Inc. in October 1999 and Janus Technologies, Inc. in July 2000. On March 1, 2002, we ceased amortization of our goodwill balance. Subsequently, in May 2002, as part of our Asset Management software business sale to Computer Associates, we included our remaining intangible assets in the determination of the gain on sale.

Interest Expense

        For the three months ended November 30, 2002, interest expense was $92,000, a decrease from $1.1 million for the three months ended November 30, 2001.

        For the nine months ended November 30, 2002, interest expense was $2.6 million, an increase from $1.6 million for the nine months ended November 30, 2001.

        Interest expense relates to obligations under capital leases, accretion of discounts on notes payable balances and borrowings under a bank line. For the nine months ended November 30, 2002, the increase in interest expense is primarily the result of accretion to redemption value of a portion of our $7.0 million notes payable, which were fully converted or paid off at May 31, 2002. For the three months ended November 30, 2002, the decrease in interest expense is due to paying off or converting our outstanding debt during the three months ended May 31, 2002.

Interest and Other Income and Expenses, Net

        For the three months ended November 30, 2002, interest and other income and expenses, net, was a $31,000 credit, a decrease from a credit of $1.1 million for the three months ended November 30, 2001.

        For the nine months ended November 30, 2002, interest and other income and expenses, net, was a $513,000 credit, an increase from a net charge of $3.6 million for the nine months ended November 30, 2001.

        Interest and other income and expenses, net, primarily relates to interest earned on our investment balances and warrants recorded as liabilities adjusted to fair value. The increase in interest and other income and expenses, net is primarily the result of the decrease in the charges recorded to adjust the warrants we issued in connection with our August 31 and September 20, 2001 debt issuances, and our May 24, 2002 Common Stock financing to fair value. The decrease in interest and other income and expenses, net during the three months ended November 30, 2002, was primarily due to the fact that the prior year's total included a net credit recorded to adjust the warrants to fair value of $1.1 million. The increase in interest and other income and expenses, net during the nine months ended November 30, 2002, was primarily due to the fact that the prior year's total included a charge recorded to adjust the warrants to fair value of $3.6 million. During the three months ended August 31, 2002, all remaining warrants classified as liabilities were reclassified to permanent equity and as a result, we no longer need to adjust the warrants to fair value.

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

Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through private sales of preferred stock and Common Stock, the initial public offering of our Common Stock and the issuance of debt. We will continue to use our capital raised to date to support our operations until we become cash flow positive on a regular basis. While we have made progress toward becoming cash flow positive, there can be no assurance that we will be successful in becoming regularly cash flow positive without additional capital financing or at all.

        Our cash and cash equivalents at November 30, 2002, were $8.7 million, increasing by $5.7 million from $3.0 million at February 28, 2002. This increase was due to $9.4 million provided by investing activities and $0.4 million provided by financing activities, offset by $4.1 million used in operating activities.

        The net cash used in operating activities of $4.1 million for the nine months ended November 30, 2002, was primarily due to our net loss and decreases in deferred revenues and accounts payable offset by decreases in accounts receivable and prepaid licenses and services. Financing activities provided $0.4 million for the nine months ended November 30, 2002, primarily due to proceeds from Common Stock issuances offset by our principal payments on our notes payable and capital lease payments. Net cash provided by investing activities of $9.4 million for the nine months ended November 30, 2002, related primarily to the sale of our Asset Management software business to Computer Associates.

        Our Annual Report on Form 10-K for our fiscal year ended February 28, 2002, contains a disclosure expressing substantial doubt regarding our ability to continue as a going concern as a result of our recurring losses and negative cash flows from operations. During the nine months ended November 30, 2002, we raised approximately $18 million in new capital (see Notes 7 and 8), retired all of our notes payable with an aggregate principal balance of $7 million (see Notes 6 and 7), and narrowed our net loss attributable to common stockholders to $1.1 million for the three months ended November 30, 2002, as compared to a net loss attributable to common stockholders of $5.0 million for the three months ended November 30, 2001. Although the risks that potential revenue and collections shortfalls pose to our ability to continue as a going concern diminished in recent months, we continued to experience recurring losses, working capital deficiencies and negative cash flows from operations for the nine months ended November 30, 2002. In addition, there remains no assurance that we will succeed in generating sufficient revenue to enable us to continue operations over the longer term.

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

        Our ability to generate increased revenues and cash flows and, if necessary, raise additional capital is also subject to substantial uncertainty, given the challenging economic environment currently prevailing in the technology sector. The bid price of our Common Stock has been below $1.00 numerous times over the past 12 months. If we fail to meet the $1.00 minimum bid price requirement or the other standards for continued listing on the Nasdaq SmallCap Market, our Common Stock will likely be delisted and our ability to generate both sales and additional capital will be subject to further uncertainty.

        We have historically been able to satisfy our cash requirements through financing and investing activities, and our cash position and net losses from operations have improved substantially during the nine months ended November 30, 2002. Nevertheless, we continued to suffer recurring losses, working capital deficiencies and negative cash flows from operations for that period, and there is no assurance that we will succeed in generating sufficient cash from operations on a regular basis, achieving profitability, or obtaining additional capital if needed.

        On May 23, 2002, we completed the sale of our Asset Management software business for gross proceeds of $9.5 million. This transaction is described in Note 8 to our condensed consolidated financial statements in Item I of Part I. On May 24, 2002, we issued Common Stock and warrants in a private placement to a group of institutional and individual investors for aggregate gross proceeds of $3.9 million, including $1.3 million from the effective conversion of indebtedness. This transaction is described in Note 7 to our condensed consolidated financial statements in Item I of Part I. In May 2002, we fully repaid or converted into Common Stock and warrants to purchase Common Stock all of our promissory notes, which consisted of $7 million in principal and also consisted of accrued interest. On August 12, 2002, we issued Common Stock in a private placement to Zomax Incorporated for aggregate gross proceeds of $5.0 million. This transaction is discussed in Note 7 and Note 9 to our condensed consolidated financial statements in Item I of Part I.

        At November 30, 2002, we did not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        The following summarizes our lease obligations at November 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	2003	2004	2005	2006	Total
Capital lease obligations	$484	$1,598	$950	$—	$3,032
Operating leases	240	870	700	284	2,094

	$724	$2,468	$1,650	$284	$5,126

        As of November 30, 2002, our redeemable convertible preferred stock had a liquidation value of $2.1 million.

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

        On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. We adopted the provisions of SFAS No. 144 during the quarter ended May 31, 2002. The disposition of our Asset Management software business (Note 8) was recognized under SFAS No. 144.

        In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which includes, among other things, guidance on EITF No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". EITF No. 01-14, as it relates to EITF

No. 99-19, is to be applied for financial reporting periods beginning after December 15, 2001, and generally requires that a company recognize as revenue travel expense and other reimbursable expenses billed to customers. We adopted EITF 01-14 effective March 1, 2002. As a result, we classified as revenue reimbursements totaling approximately $0.5 and $1.6 million during the three months and nine months ended November 30, 2002, respectively, that we received from Software Spectrum, Inc. (formerly Corporate Software) relating to maintaining a team dedicated to sales of SunONE (formerly iPlanet) software licenses and maintenance. Prior year amounts totaling approximately $430,000 and $644,000 during the three months and nine months ended November 30, 2001, respectively, have been reclassified to conform to the current presentation in accordance with the transition provisions of EITF 01-14. The adoption of EITF No. 01-14 did not affect our net loss per share, financial position, results of operations, or cash flows.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 15, 2002, for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into after May 15, 2002, for the provision related to the amendment of Statement 13, although early adoption is permitted. We do not expect a material effect on our financial position and results of operations from the adoption of SFAS 145.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies the guidance in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the Board acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect a material effect on our financial position and results of operations from the adoption of SFAS 146.

        In November 2002, the EITF reached a consensus on issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing what the impact of the guidance would have on our financial statements.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, ("SFAS No. 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123." SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, ("SFAS No. 123") "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendments to the transition and disclosure provisions shall be effective for fiscal years ending after December 15, 2002. The amendment to Opinion 28 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We are currently evaluating whether to adopt SFAS No. 148. We will adopt the disclosure provisions of SFAS No. 148 in our Annual Report on Form 10-K for the year ending February 28, 2003.

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

        In May 2002, we sold our Asset Management software business. Accordingly, our SubscribeNet electronic software delivery and management service is now our only product offering. For most of the 2001 calendar year, we experienced weakening demand for our SubscribeNet service and this demand has not increased during the 2002 calendar year. The business climate for the technology sector remains uncertain. We market the SubscribeNet service primarily to enterprise software companies, and many enterprise software companies have reported reductions in demand and lowered forecasts for their products and services over the past year. We may experience similar reductions in demand for our SubscribeNet service, which would have an immediate and adverse effect on us.

If Nasdaq determines that we have failed to meet its SmallCap Market listing requirements, our Common Stock may be delisted.

        Effective May 30, 2002, our Common Stock moved from being listed on the Nasdaq National Market to being listed on the Nasdaq SmallCap Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq SmallCap Market. For example, one requirement is that the bid price of a company's stock not fall below $1.00. The bid price of our Common Stock fell and remained below $1.00 on several occasions during November of 2002. If as a result of the application of any of Nasdaq's listing requirements, our Common Stock were delisted from the Nasdaq SmallCap Market, our stock would become harder to buy and sell. Further, our stock could then potentially be subject to what are known as the "penny stock" rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our Common Stock might decline. As a result, your ability to resell your shares of our Common Stock could be adversely affected.

Sales of our stock by our large shareholders, directors and/or executive officers could cause declines in our stock price and jeopardize our Nasdaq SmallCap Market listing.

        Sales of large amounts of stock by our large shareholders has put downward pressure on the price of our stock, and will continue to do so in the future, absent increased demand for our stock by investors. In addition, sales of our stock by directors and/or executive officers could be viewed negatively by the investment community and therefore result in a decline in our stock price. Large shareholders, directors, and executive officers may need to raise funds and may sell our stock in order to do so. Directors and executive officers who have pledged our stock as collateral for loans may need to sell shares of our stock in order to repay the loans. Any of these factors could cause our stock price to decline, thereby reducing the value of your investment and increasing the possibility that our stock will be delisted from the Nasdaq SmallCap Market.

We have negative cash flow from operations for the current fiscal year and may not have sufficient cash to continue operations or, even if we can continue operations, to effectively manage our working capital requirements and fund our operations for the period required to achieve profitability.

        Our Annual Report on Form 10-K for our fiscal year ended February 28, 2002, contains a disclosure expressing substantial doubt regarding our ability to continue as a going concern as a result of our recurring losses and negative cash flows from operations. We have limited cash and credit available, and may be unable to raise additional financing or establish additional lines of credit. As of November 30, 2002, we had approximately $8.7 million in cash and cash equivalents. We may not be able to achieve the revenue and gross margin objectives necessary to maintain positive cash flow or profitability without obtaining additional financing. Such financing may not be available on reasonable terms, and if available, such additional financing may dilute current shareholders. If such financing is required and we cannot obtain it, we will have to substantially curtail or discontinue operations.

We have a history of losses, we expect future losses and we may not ever become profitable.

        We have not achieved profitability, may incur net losses through our fiscal year ending February 28, 2003, and may not ever become profitable in the future. We incurred net losses attributable to common stockholders of $1.1 million for the quarter ended November 30, 2002, $9.1 million for the nine months ended November 30, 2002, $37.4 million for the fiscal year ended February 28, 2002, $68.4 million for the year ended February 28, 2001, and $28.0 million for the year ended February 29, 2000. As of November 30, 2002, we had an accumulated deficit of approximately $152 million. We will need to generate significant additional online services and technology revenues and/or reduce operating costs to maintain positive cash flow and achieve profitability. We have a limited operating history that makes it difficult to forecast our future operating results. Our revenues have declined in recent quarters, and we cannot be certain that we will achieve sufficient revenues or gross profits in future quarters for profitability or to maintain positive cash flow. If we do achieve profitability in any period, we cannot be certain of continued or increased profitability or positive cash flow on a quarterly or annual basis.

Termination of our relationship with Sun Microsystems, Software Spectrum (formerly Corporate Software) or Zomax Incorporated would have a substantial adverse effect on our business.

        We provide online software update and license management services to Sun Microsystems, Inc.'s Sun ONE (formerly iPlanet) customers through our SubscribeNet and fulfillment services under an agreement that expires on June 30, 2003, and that is terminable by Sun Microsystems at any time on 90 days' notice. The fulfillment services under that agreement consist of our making Sun ONE software products electronically available to Sun customers on a one-time basis upon their purchase of initial licenses for that software. In October 2002, we and Sun amended that agreement to make the SubscribeNet service cancelable by either party on December 31, 2002, or at the end of any calendar quarter thereafter, provided the canceling party gives 30 days' notice. The terms of the agreement with respect to our fulfillment services remain unchanged. We have received notice from Sun that it will continue to use the SubscribeNet service at least through March 31, 2003. There is now a heightened risk that Sun will elect not to renew the agreement on June 30, 2003, and will elect not to renew the SubscribeNet portion of the agreement before that date. A substantial portion of our online services and technology revenues to date has been generated through this contract, and Sun's termination of this contract or the SubscribeNet portion of this contract could have a material adverse effect on our revenues.

        Under our Sales Alliance Agreement with Software Spectrum dated June 28, 2001, we have transitioned to Software Spectrum our reseller relationship with Sun Microsystems, Inc. for Sun ONE products. This agreement expires in June 2003, but may terminate earlier under certain circumstances, including any termination of the reseller contract between Software Spectrum and Sun Microsystems, Inc. A significant portion of our online services and technology revenues since July 2001 have been generated through this Software Spectrum contract, and a significant portion of our revenues in future periods could be generated through this contract. In addition, Software Spectrum shares with us a portion of its gross profit from resales of Sun ONE software licenses and maintenance, and reimburses us for a significant portion of our personnel costs relating to maintaining a team dedicated to sales of Sun ONE software licenses and maintenance. Any termination of this contract before June 2003, or failure of the parties to extend or renew this contract beyond June 2003, could have a material adverse effect on our business and financial performance.

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

        Under our Strategic Alliance Agreement with Zomax Incorporated dated August 12, 2002, Zomax will market and resell Intraware's SubscribeNet ESDM service to Zomax' customer base. Under the agreement Zomax will pay Intraware a minimum of $15 million in fees over 10 years, subject to some conditions. Zomax may terminate this agreement at its option with one year's prior written notice. Any early termination of this contract could have a material adverse effect on our business and financial performance.

Software manufacturers may not wish to start using, and our current customers may not wish to continue to use, our SubscribeNet service as a way of outsourcing electronic delivery of their software.

        Our strategy for achieving profitability assumes significant revenue growth from our SubscribeNet service. However, we cannot assure you that software manufacturers that are not currently our SubscribeNet customers will find it strategically or economically justifiable to use or start using, or that our current customers will find it strategically or economically justifiable to increase their use of or continue using, the SubscribeNet service to deliver software to their end-users. Some software manufacturers are reluctant for security reasons to deliver their software via the Internet or to authorize a third party to do so on their behalf. Some software manufacturers believe that they can internally develop an adequate electronic software delivery system at a cost lower than the fees we charge for the SubscribeNet service. These and other concerns on the part of software manufacturers could make it difficult for us to achieve growth in SubscribeNet revenue, which could in turn hinder our ability to achieve profitability and maintain positive cash flow.

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

        We believe that a substantial amount of revenue from our SubscribeNet service in any given future period may come from a relatively small number of customers (in addition to Sun, Software Spectrum and Zomax, as detailed above). If one or more major customers were to stop using our services or products, our operating results could be materially adversely affected. Our contractual relationships with most of these customers are subject to renewal annually. As a result, we cannot assure you that any of our customers will renew their contracts with us in any given year.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At November 30, 2002, we had cash and cash equivalents of approximately $8.7 million. We have not used derivative financial instruments in our investment portfolio during fiscal 2003. We place our investments with high quality issuers, by policy, in an effort to limit the amount of credit exposure to any one issue or issuer.

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. At

November 30, 2002, all of our cash, cash equivalents and investment portfolio carried maturity dates of less than 90 days. The effect of changes in interest rates of +/-10% over a nine-month horizon would not have a material effect on the fair market value of the portfolio.

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

        Lawsuits containing similar allegations have been filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which Intraware and its three named current and former officers and directors are a part, on common pleadings issues. That motion was heard before the Court in New York on November 1, 2002. On or about October 9, 2002, the Court entered and ordered a Stipulation of Dismissal, which dismissed the three named current and former officers and directors from the litigation without prejudice. No discovery has been served on us. We believe we have meritorious defenses to these claims and intend to defend against them vigorously. We are not presently able to estimate losses, if any, related to this lawsuit.

        On August 26, 2002, we were served with a summons and complaint in a lawsuit by Deborah Donoghue against us, ComVest Venture Partners, LP ("ComVest") and Robert Priddy in the United States District Court for the Southern District of New York, Civ. No. 02-6578 (S.D.N.Y.). The complaint alleges that ComVest and Mr. Priddy, while they owned more than 10% of a class of our equity securities, bought and sold our equity securities within a 6-month period and failed to disgorge to us the profits allegedly realized in those trades, thereby violating Section 16(b) of the Securities Exchange Act of 1934. On November 4, 2002, defendants in this lawsuit filed answers to the complaint denying any liability. Subsequently, on November 20, 2002, the plaintiff filed a notice to voluntarily dismiss the complaint with prejudice.

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

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        On November 6, 2002, we held our Annual Meeting of Stockholders. At the meeting, the stockholders elected as Class I director Frost R. R. Prioleau (with 34,231,880 affirmative votes and 5,296,339 votes withheld). Messrs. Ronald E. F. Codd, Mark B. Hoffman, Peter H. Jackson and Brendan A. McLoughlin continued as directors after the Annual Meeting.

        The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the current fiscal year (with 39,461,476 affirmative votes, 19,803 negative votes, and 46,940 abstentions).

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits

Exhibit Number	Description
10.1*	Sales Alliance Agreement dated June 28, 2001 between Intraware, Inc. and CorpSoft, Inc.
99.1	Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*
We have requested confidential treatment from the SEC for portions of this exhibit.

Reports on Form 8-K

        A Report on Form 8-K dated as of August 12, 2002, was filed with the SEC on September 11, 2002, reporting under Item 5, "Other Events" that Intraware and Zomax had announced that they had entered into a strategic alliance and that Intraware had sold shares of its Common Stock to Zomax.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRAWARE, INC.
Dated: January 14, 2003	By:	/s/ PETER H. JACKSON Peter H. Jackson President and Chief Executive Officer
	By:	/s/ WENDY A. NIETO Wendy A. Nieto Senior Vice President and Chief Financial Officer

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

        (4)  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

        (5)  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

          (i)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (ii)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        (6)  The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated January 14, 2003

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

          (4)  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

          (5)  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

            (i)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (ii)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          (6)  The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Dated January 14, 2002

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