Form 10-K
period 2003-02-28
INTRAWARE INC
filed 2003-05-01
CIK 1025134

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: February 28, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, is $44,022,508. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

        As of April 4, 2003, the registrant had outstanding 52,107,150 shares of common stock.

EXPLANATORY NOTE

        This annual report on Form 10-K contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements. Actual results and the timing of events could differ materially from those projected in the forward-looking statements as a result of known and unknown factors, including the risk factors beginning on page    of this annual report and other factors discussed elsewhere in this annual report. We have identified many of these forward-looking statements for your convenient reference.

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

PART I

ITEM 1. BUSINESS

Introduction

        We are a leading provider of global electronic software delivery and management (ESDM) solutions. Our ESDM solutions help software publishers reduce operational and support costs, increase customer satisfaction and retention, accelerate and strengthen software revenue recognition processes, and comply with U.S. export regulations. We also offer complementary products and services, including enterprise software sales and marketing, and global web-based content caching and delivery. Over the next several months, we plan to add products and services complementary to our current offerings in order to address the needs of our current customers as well as potential customers in the market for electronic delivery and management of digital goods.

        In May 2002, as part of our strategy to focus on our core ESDM business, we sold our Asset Management software business to Computer Associates International, Inc.

Services

SubscribeNet ESDM Service

        We market our ESDM services under the brand name "SubscribeNet." First offered in 1996, the SubscribeNet service is an integrated web-based delivery and support solution that enables companies to easily deliver, track, and manage the software they distribute to their end-users worldwide. Customers of our SubscribeNet service include companies whose main business is software publishing, companies that distribute software as a secondary business, and companies that resell software (for simplicity we refer to them all as "software companies"). Software companies purchase the SubscribeNet service to help them save costs by replacing physical distribution of CD-ROMs with web-based electronic delivery, as well as increase customer satisfaction and retention, generate higher maintenance renewal rates, monitor customer usage and demand for their software, and strengthen export and revenue recognition compliance.

        The SubscribeNet solution provides a comprehensive set of features benefiting software companies as well as their end-users and partners. For software companies, the SubscribeNet service automates and secures critical software delivery processes, enables comprehensive and real-time reporting of end-user account activity, employs multi-layered screening to help enforce compliance with U.S. export regulations, and provides a user interface that integrates seamlessly with each software company's website. In addition, the SubscribeNet service integrates easily with the software company's existing business systems to tighten and simplify the links between software delivery, product release management, customer support and other business systems. For end-users and partners of those software companies, the SubscribeNet solution offers an aggregated online software archive, proactive email notifications of software updates, an array of account management tools, authenticated delivery, global multi-location deployment, flexible user administration, high availability, and a means for taking tax-free delivery of software in many states, all in a manner that is personalized for each end-user or partner.

        Key features of the SubscribeNet service include:

  •
  Seamless integration with the software company's existing website.

  •
  An account-specific software management portal that provides end-users with self-service account administration.

  •
  Archive of all entitled software, updates, and documentation.

  •
  Data tools.

  •
  Download tracking.

  •
  Transaction and license information.

  •
  Authenticated file transfer methods.

  •
  Fast, secure, on-demand downloads.

  •
  Proactive notification of new software and updates.

  •
  Leveraging of existing investments in customer relationship management, financial and order processing systems; and

  •
  24x7 download call center support.

We typically sell the SubscribeNet service on a subscription basis, charging a periodic service fee that is usually tied to the number of accounts or customers that a software company has authorized to use the service.

        As of April 4, 2003, 30 companies subscribed to the SubscribeNet service. Two of our customers accounted for greater than 10% of our revenue during our fiscal year 2003, Sun Microsystems, Inc. and Software Spectrum, Inc. (formerly CorpSoft, Inc.). We expect Sun Microsystems, Inc. to account for less than 10% of our revenue during our fiscal year 2004 (see "Risk Factors" beginning on page 31 below, and Note 2 of our "Notes to Consolidated Financial Statements" beginning on page F-17).

Content Delivery Network Services

        We recently introduced a web-based content delivery network (CDN) service as a value-added service alongside our SubscribeNet solution. Our CDN service, offered under a resale arrangement with Cable & Wireless Internet Services, Inc., is an industry-leading web-caching service that enables customers to quickly deliver all types of content worldwide, on a 24x7 basis, through Cable & Wireless' global server network. We may in the future provide CDN services of other providers as well, depending on the needs of our customers and on whether we are able to negotiate acceptable arrangements with those other providers.

Outsourced Sales and Marketing Services

        We provide contracted sales and marketing services to Software Spectrum, Inc.    Software Spectrum is a global business-to-business software services company that is one of the world's largest business software resellers and a wholly owned subsidiary of Level 3 Communications, Inc. Under our agreement with Software Spectrum, we act as an outsourced sales force assisting Software Spectrum in its resales of Sun Microsystems, Inc. Sun ONE software, in exchange for a portion of the gross margin from those resales and reimbursement of certain costs. We also provide our SubscribeNet service to Software Spectrum to enable them to deliver Sun ONE software to their customers electronically. We describe this relationship between Intraware and Software Spectrum further in Part I, Item 1 "Business," "Sales," "Outsourced Sales and Marketing Services," Part I, Item 1 "Business," "Sales," "Channel Sales of SubscribeNet ESDM Service" below, Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Critical Accounting Policies and Estimates," "Revenue Recognition," "Results of Operations," "Total Revenue," and in Part IV, Item 15 "Exhibits, Financial Statement Schedules and Reports on Form 8-K," Note 2 of our "Notes to Consolidated Financial Statements," "Resale of Sun ONE (formerly iPlanet) software by Intraware and Software Spectrum (formerly Corporate Software)."

        We intend to selectively seek additional opportunities to provide our sales and marketing expertise to software and computer hardware companies, to assist them in sales of enterprise software licenses and maintenance and in securing their customers' renewal of software and hardware maintenance contracts. We are in the early stages of this effort and do not know whether we will succeed in expanding this area of our business.

Planned Future Products and Services

        We are currently planning new products and services complementary to our current offerings, to address the needs of our current customers as well as potential customers in the market for electronic delivery and management of digital goods.

        Potential new products and services include a licensed SubscribeNet software package, new software license management and digital rights management tools, on-demand documentation printing services, and system integration services.

        We currently plan to begin offering these products and services over the next several months. However, many factors could cause us to delay or permanently cancel launch of these products and services, including weakness in customer demand, changing business conditions, or, where the product or service is to be offered with a third party, the third party's unwillingness to support the arrangement at a level and on terms acceptable to us. Any of these factors could also cause the revenues or contract value derived from these planned products or services to be below our expectations. Additional factors that may affect whether we release these planned products and services, the timing of any release, and revenues and contract value derived from these planned products and services, are listed in the "Risk Factors" beginning on page 31 below.

Sales

Direct Sales of SubscribeNet ESDM Service and CDN Service

        We sell our SubscribeNet and CDN services primarily through a direct sales force dedicated to our SubscribeNet and CDN businesses. We have established direct sales offices for our SubscribeNet and CDN sales at our headquarters in Orinda, California, and in Los Angeles, California and Boston, Massachusetts. Each SubscribeNet and CDN sales representative has a territory that he or she covers through telecommunications and in-person sales calls. The sales cycle for these services is lengthy, as our sales efforts must target the prospective customer's executive level personnel in marketing, sales, customer satisfaction, operations and management.

Channel Sales of SubscribeNet ESDM Service

        We maintain a number of channel sales arrangements intended to complement our direct sales efforts and broaden sales of our SubscribeNet service.

  •
  Agreement with Zomax Incorporated. In August 2002 we entered into a strategic alliance agreement with Zomax Incorporated, a leading international outsource provider of supply chain management services. Zomax provides an integrated suite of outsourcing services that includes e-commerce, customer care programs, multimedia replication, packaging, assembly, warehousing, distribution, fulfillment and returns processing. Zomax' customers include several of the world's premier information technology companies. Under our agreement, Zomax has the right to market and resell the SubscribeNet solution as part of its suite of outsourcing services. Zomax offers the SubscribeNet service through its worldwide sales force, including a sales engineer dedicated to SubscribeNet sales. Our two companies' sales forces collaborate through joint sales calls, lead sharing and joint sales training activities. Customers who purchase the SubscribeNet solution through Zomax contract directly with, and obtain first-level support directly from, Zomax. Under the agreement, Zomax will pay Intraware $15 million in periodic license fees over 10 years, subject to certain conditions, including Zomax' right to cancel the agreement at any time on one year's notice. The agreement also provides for Zomax' payment of periodic royalties for completed SubscribeNet sales, and fees for referrals of new customers who purchase other Zomax services. The agreement also restricts Intraware and Zomax from selling competitive services to one another's existing customers and from entering into a similar relationship with one another's competitors. At the time we signed this agreement, Zomax also invested $5 million in Intraware, acquiring approximately 12% of our common stock through a private placement. Zomax has appointed an observer to our Board of Directors and has the right to change that observer to a director. We describe the relationship between Zomax and Intraware further in Part IV, Item 15 "Exhibits, Financial Statement Schedules and Reports on Form 8-K," Note 2 of our "Notes to Consolidated Financial Statements," and Part IV, Item 15 "Exhibits, Financial Statement Schedules and Reports on Form 8-K," Note 7 of our "Notes to Consolidated Financial Statements." We do not expect Zomax to cancel this agreement, but cannot guarantee that Zomax will not cancel it. (See "Risk Factors" beginning on page 31 below.)

  •
  Agreements with Software Spectrum.

  •
  ESDM Services for Sun ONE Software. Under an agreement that we signed in June 2001 with Software Spectrum's predecessor, CorpSoft, Inc., Software Spectrum uses our SubscribeNet service to manage electronic delivery of Sun ONE enterprise software to end-users who purchase Sun ONE software licenses and maintenance through Software Spectrum. Software Spectrum pays us a periodic SubscribeNet service fee based on Sun ONE software license and maintenance sales generated by Intraware as an outsourced sales force for Software Spectrum (see Part I, Item 1 "Business," "Services," "Outsourced Sales and Marketing Services" above, and Part I, Item 1 "Business," "Sales," "Outsourced Sales and Marketing Services" below). This agreement expires in June 2003 and is renewable for subsequent one-year terms. We expect but cannot guarantee that it will be renewed (see "Risk Factors" beginning on page 31 below).

  •
  ESDM Services for Other Enterprise Software. In October 2002 we entered into another strategic alliance agreement with Software Spectrum. Under this agreement, Software Spectrum is using our SubscribeNet solution to manage electronic delivery of enterprise software that it resells, other than Sun ONE software. Currently the agreement is being used to manage delivery to large end-user customers under their enterprise license agreements with Software Spectrum for software published by a leading information technology company. Software Spectrum pays us a one-time SubscribeNet service fee for each end-user customer, based on the software license and maintenance fee charged by Software Spectrum to that customer. The term of this agreement expires in October 2005.

  •
  Referral Arrangements for SubscribeNet Sales. We also maintain various other referral arrangements under which we pay fees to companies that refer new SubscribeNet customers to us.

Outsourced Sales and Marketing Services

        We use an inside sales force to assist Software Spectrum in its resales of Sun ONE enterprise software and related maintenance. Each inside sales representative has a territory that he or she covers using telephone, facsimile and email communications. The length of sales cycles for sales of Sun ONE software tends to correspond to the dollar values of those sales.

        Our relationship with Software Spectrum evolved from an earlier relationship with Netscape Communications Corporation. In 1998 we entered into an agreement with Netscape for our resale and electronic distribution of Netscape software. In early 1999, America Online, Inc. acquired Netscape and formed an alliance with Sun to manage Netscape's business software division. In July 1999 we signed an agreement with Sun for our resale and electronic distribution of Netscape business software and maintenance services. That software was marketed under the brands "Sun/Netscape Alliance" and "iPlanet," and is currently marketed under the brand "Sun ONE." In June 2001, we signed an agreement with CorpSoft, Inc. (Corporate Software) under which we transferred to Corporate Software our Sun ONE software resale business, including our agreement with Sun for resale of Sun ONE software and maintenance. In 2002, Level 3 Communications, Inc. acquired Corporate Software and merged Corporate Software into another Level 3 subsidiary, Software Spectrum. Accordingly, our June 2001 agreement is now with Software Spectrum.

        Under this agreement with Software Spectrum, Software Spectrum is now the reseller of record for Sun ONE software and maintenance. However, we assist Software Spectrum in its sales and marketing of Sun ONE software and maintenance, and also provide our SubscribeNet service to Software Spectrum to enable it to deliver Sun ONE software to its customers electronically. As part of this arrangement, Software Spectrum pays us a percentage of the gross profit derived from its sales of Sun ONE software licenses and maintenance services, and reimburses us for our cost in maintaining a team dedicated to sales of Sun ONE software licenses and maintenance. Software Spectrum also pays us a periodic SubscribeNet service fee based on Sun ONE software license and maintenance sales generated by Intraware as an outsourced sales force for Software Spectrum. The term of this agreement will expire in June 2003 and is renewable for subsequent one-year terms. We expect but cannot guarantee that it will be renewed (see Part I, Item 1 "Business," "Services," "Outsourced Sales and Marketing Services" above, Part I, Item 1 "Business," "Sales," "Channel Sales of SubscribeNet ESDM Service" above, and the "Risk Factors" beginning on page 31 below).

Marketing

        Our central marketing goal is to attract and retain customers for our services. We target our marketing efforts to senior information technology, operations, and finance personnel in software companies, mid-to-large corporations and government agencies. We use an integrated approach of interactive web-based seminars, or "webinars," targeted advertising and promotions, and general brand-awareness campaigns, to stimulate demand for our services and generate sales leads.

        We employ a variety of marketing tools to achieve these goals. In our webinars, our senior executives and other panelists who may include independent IT analysts, senior executives of our customers and partners, and other industry experts, educate prospective customers on ESDM, e-commerce, and other topics relevant to our business. We have an active public relations program that helps maintain press coverage of the company and helps secure invitations to present at IT industry events. Our print, online and wireless advertising campaigns are designed to target senior information technology, operations, and finance personnel and educate them on our products and services. Our co-branding with Software Spectrum for sales of Sun ONE software and maintenance helps us penetrate highly qualified market segments. We also use trade shows, direct mail, online promotions, and regional marketing to further our marketing goals of expanding our customer base and heightening awareness of the "Intraware" brand.

Competition

        The electronic software delivery and management market is young, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Our primary competition comes from our potential customers, including software companies and other companies that distribute software or digital goods, who choose to develop an in house alternative to the Intraware SubscribeNet service. Additionally, we face increasing competition from other providers of outsourced electronic software delivery services. A number of these competitors have historically provided e-commerce services, or replication and distribution of physical media such as CDs, and relatively recently have begun to provide electronic software delivery services. We believe this trend will continue as software and other digital goods companies convert from physical to digital distribution of their products, stimulating additional potential demand for ESDM services.

        We believe we compete effectively as a result of our early deployment of a centralized, high-capacity, web-based, customizable ESDM solution containing valuable administrative and reporting tools. Principal competitive factors include:

  •
  performance, features and functionality of the ESDM technology;

  •
  comprehensiveness of the services offered;

  •
  cost of Intraware's ESDM service versus the cost of a competing ESDM service or the cost of building, deploying and maintaining an alternative service in-house; and

  •
  open architecture which facilitates integration with a software manufacturer's existing customer relations management, order processing and enterprise resource planning systems.

        We believe we compete effectively as to all of these factors. We believe our principal advantages include our relatively senior position as one of the first ESDM service providers; our high-capacity, high-availability network that is able to deliver enterprise-class software applications rapidly and securely; the flexibility of our solution, which is easily customized and personalized; and our suite of administrative and reporting tools that add value for software companies and their end-users.

        Nevertheless, we face a number of competitive challenges. Our greatest challenge is resistance from software companies that determine, for perceived strategic reasons or based on their cost assessments, that they do not wish to outsource electronic software delivery. One of the purposes of our planned customer-hosted SubscribeNet software product is to help us overcome this challenge; however, we do not know whether it will succeed in this regard. In addition, many of our competitors have longer and more profitable operating histories than we have, even if they have only recently begun offering electronic software delivery services. They may also have significantly greater financial and other resources, wider name recognition, and a larger installed base of customers (including non-ESDM customers) than we have. In addition, our limited financial resources may be perceived as a viability concern for current and prospective customers. As a result, competitors may have greater credibility with our existing and potential customers. They also may be able to devote greater resources to the development, promotion and sale of their products than we can, which would allow them to respond more quickly to new or emerging technologies and changes in customer requirements. Changes in customer requirements may include an increased desire to seek business and technical solutions from a small number of providers. Existing and potential competitors may be able to provide a wider range of solutions to address a broader set of customer needs than we can currently provide. In addition, many of our competitors have existing relationships with divisions of our current or potential customers, and may be able to leverage their existing relationships to discourage these customers from purchasing additional services or products from us, or may be able to persuade these customers to replace our services or products with their own.

Intellectual Property, Proprietary Rights and Licenses

        Our future success depends in part on our proprietary rights and technology. We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. Although we seek to take advantage of available intellectual property protections, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology.

        To date, we own three U.S. patents on electronic commerce technologies, expiring in July 2016, September 2017 and February 2018, respectively. In addition, we have one patent application pending in the United States on our SubscribeNet ESDM technology. We plan to file additional patent applications on our SubscribeNet ESDM technology.

        We have 10 trademark registrations in the United States. Our key registered and unregistered trademarks and service marks include Intraware, SubscribeNet, The Way Digital Goods Move, Control Your Technology and NetInsights. We also hold registrations and pending applications for a number of trademarks and service marks outside the United States. We are aware that certain other companies are using the name "Intraware" as a company name or as a trademark or service mark outside the United States. While we do not believe we have infringed any rights and we have received no notice of any claims of infringement from any of those companies, and we own registrations for the "Intraware" trademark in the United States and in other countries, we can make no assurance that these or other companies will not claim superior rights to "Intraware" or other marks used in our business.

        We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, it may be possible for unauthorized parties to copy certain portions of our products or services, or reverse-engineer or obtain and use information we regard as proprietary. If we begin selling licenses for our SubscribeNet software for installation on our customers' servers, it will become more difficult for us to control unauthorized use of that software, even if we include protections in our license agreements. There can be no assurance that the steps we take will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the United States.

        We purchase licenses and will continue to purchase licenses for certain products integral to our services and products, including products which are integrated with our software code and used with our products to provide key functionality. We cannot be assured that these third party product licenses will continue to be available to us on commercially reasonable terms or that we will be able to successfully integrate such third party products into our solutions. Such product licenses may expose us to increased risks, including risks associated with the assimilation of new products, claims of infringement resulting from the use of such third party products, the diversion of resources from the development of our products, the inability to generate revenues from new products sufficient to offset associated acquisition costs, and the maintenance of uniform, appealing products. The inability to maintain any of these licenses could result in delays in development or services until equivalent products can be identified, licensed and integrated. Any such delays could harm our business, operating results and financial condition.

        Litigation over intellectual property rights is an important factor in the web-services and software industries, and we expect that solutions may be increasingly subject to third-party infringement claims as the number of competitors in our industry grows and the functionality of products in different industry segments overlaps. Any such claims could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product and service delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. A successful infringement claim against us and our failure or inability to license the infringed technology or a similar technology could have a material adverse effect on our business, operating results and financial condition.

        In addition, through our SubscribeNet service we globally distribute software containing high encryption and other features restricted by U.S. laws and regulations from exportation to certain countries, types of recipients, and specific end-users. Our SubscribeNet solution incorporates automated procedures to help ensure that these types of software are not downloaded in violation of U.S. export laws and regulations. However, these procedures may not prevent unauthorized exports of restricted software in every case. If an unauthorized export of restricted software occurs through the SubscribeNet service and the U.S. government determines that we violated the U.S. export laws or regulations, we could be sanctioned under those laws or regulations.

Employees

        As of April 4, 2002, we had approximately 67 employees, including part-time employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2. PROPERTIES

        We rent approximately 14,000 square feet of office space located in Orinda, California under a lease expiring in August 2009. We have additional field sales offices in Los Angeles, California, and Boston, Massachusetts.

ITEM 3. LEGAL PROCEEDINGS

        In October 2001, we were served with a summons and complaint in a purported securities class action lawsuit. On or about April 19, 2002, we were served with an amended complaint in this action, which is now titled In re Intraware, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-9349 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The amended complaint is brought purportedly on behalf of all persons who purchased our common stock from February 25, 1999 (the date of our initial public offering) through December 6, 2000. It names as defendants Intraware; three of our present and former officers and directors; and several investment banking firms that served as underwriters of our initial public offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that the underwriters misused their securities analysts to manipulate the price of our stock. No specific damages are claimed.

        Lawsuits containing similar allegations have been filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which Intraware and its three named current and former officers and directors are a part, on common pleadings issues. On or about October 9, 2002, the Court entered and ordered a Stipulation of Dismissal, which dismissed the three named current and former officers and directors from the litigation without prejudice. On February 19, 2002, the Court entered an order denying in part the issuer defendants' omnibus motion to dismiss, including those portions of the motion to dismiss relating to Intraware. No discovery has been served on us to date. We believe we have meritorious defenses to these claims and intend to defend against them vigorously. We are not presently able to estimate losses, if any, related to this lawsuit.

        On February 28, 2003 a purported securities class action lawsuit, Liu v. Credit Suisse First Boston et al., was filed in the United States District Court, Southern District of Florida. The defendants are Credit Suisse Group, several of Credit Suisse Group's current and former directors and officers, and several public companies and certain of their current and former directors and officers, including Intraware and its chief executive officer and former chief financial officer. The suit alleges that the defendants engaged in a scheme to under-price initial public offerings and then artificially inflate prices of those stocks in the aftermarket, in violation of Florida blue sky law, Sections 11, 12 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the common law of fraud and negligence. The suit seeks unspecified damages, restitution, and injunctive relief. We believe we have meritorious defenses to these claims and intend to defend against them vigorously. We are not presently able to estimate losses, if any, related to this lawsuit.

        We are also subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

        Our common stock was traded on the Nasdaq National Market under the symbol "ITRA" from February 26, 1999 until May 29, 2002. Since May 30, 2002, our common stock has traded on the Nasdaq SmallCap Market under the symbol "ITRA." The following table reflects the range of reported high and low sale prices for our common stock for the periods indicated.

	High	Low
For the quarter ended
February 28, 2003	$1.40	$0.86
November 30, 2002	1.47	0.88
August 31, 2002	1.35	0.56
May 31, 2002	2.05	0.96
For the quarter ended
February 28, 2002	2.30	0.81
November 30, 2001	1.20	0.60
August 31, 2001	1.86	1.00
May 31, 2001	2.50	0.88

        On April 4, 2003, the last reported sale price for our common stock on the Nasdaq SmallCap Market was $1.04 per share. As of April 4, 2003, Intraware estimates that there were approximately 443 holders of record of Intraware common stock and a substantially greater number of beneficial owners.

Equity Compensation Plan Information

        The following table sets forth information, as of February 28, 2003, about equity awards under our equity compensation plans (in thousands, except weighted average exercise price information):

	A		B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(1)	6,905	(2)	$2.45	3,108	(3)
Equity Compensation Plans Not Approved by Shareholders	1,430	(4)	$3.20	—

Total	8,335		$2.57	3,108

(1)
Includes our 1996 Stock Option Plan, which provides for an annual increase in the number of shares available for issuance under the plan equal to the lesser of (i) 3,000,000 shares, (ii) 6% of the number of outstanding shares of our common stock on such date, or (iii) a lesser amount determined by the Board of Directors; and our 1998 Director Stock Option Plan.

(2)
Includes shares of common stock issuable upon exercise of options granted under our 1996 Stock Option Plan and 1998 Director Stock Option Plan.

(3)
Number of securities available for future issuance includes approximately 2,116,000 shares of common stock available for issuance under our 1996 Stock Option Plan and 260,000 shares available for issuance under our 1998 Director Stock Option Plan and approximately 732,000 shares of common stock available for issuance under our Employee Stock Purchase Plan. (See Note 9 of our "Notes to Consolidated Financial Statements" for a description of our equity compensation plans.)

(4)
Includes shares of common stock to be issued upon exercise of options granted under our 1999 Non-Qualified Acquisition Stock Option Plan, our Janus Technologies, Inc. 1997 Stock Option Plan (which we assumed when we acquired Janus Technologies, Inc. in 2000), and our BitSource, Inc. 1996 Stock Option Plan (which we assumed when we acquired BitSource, Inc. in 1999).

        Below is a brief description of the material features of each of our equity compensation plans that have not been approved by our shareholders.

BitSource, Inc. 1996 Stock Option Plan

        We assumed the BitSource 1996 Stock Option Plan (the "BitSource Plan") upon the closing of our acquisition of all the outstanding shares of BitSource, Inc. in October 1999. Since our assumption of the BitSource Plan, we have not granted any options under the plan, and have kept the plan in effect solely to the extent of options granted before we assumed the plan that remain outstanding. The shares issuable upon exercise of those options were exchanged from BitSource common stock to Intraware common stock using the same exchange ratio as was used to calculate the number of Intraware shares received by the BitSource shareholders in the merger. As of February 28, 2003, 118 shares of our common stock were reserved for issuance under the BitSource Plan, and the same number of shares were issuable pursuant to options outstanding under the plan as of that date.

        The BitSource Plan provided for the granting of stock options to BitSource employees, directors and consultants. Options granted under the BitSource Plan could be either incentive stock options (that is, options intended to qualify as incentive stock options under the Internal Revenue Code, or "ISOs") or nonqualified stock options (that is, options not intended to qualify as incentive stock options under the Internal Revenue Code, or "NSOs"). The BitSource Plan provided that the options be exercisable over a period not to exceed ten years from the date of the grant; however, in the case of an option granted to a person owning more than 10% of the combined voting power of all classes of BitSource stock, the term of the option would be five years from the date of the grant. Under the BitSource Plan, the stated exercise price could not be less than 85% of the fair market value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (a) the exercise price of an ISO could not be less than 100% of the fair market value of the shares on the date of grant, and (b) the exercise price of an ISO or NSO granted to a 10% shareholder could not be less than 110% of the fair market value of the shares on the date of grant. Vesting terms for stock options were to be determined by the Board of Directors at the time of the respective grants.

Internet Image, Inc. 1997 Stock Plan

        We assumed the Internet Image, Inc. 1997 Stock Option Plan (the "Internet Image Plan") upon the closing of our acquisition of all the outstanding shares of Internet Image, Inc. in December 1999. Since our assumption of the Internet Image Plan, we have not granted any options under the plan, and have kept the plan in effect solely to the extent of options granted before we assumed the plan that remain outstanding. The shares issuable upon exercise of those options were exchanged from Internet Image common stock to Intraware common stock using the same exchange ratio as was used to calculate the number of Intraware shares received by the Internet Image shareholders in the merger.

As of February 28, 2003, 1,485 shares of our common stock were available for issuance under the Internet Image Plan. There are currently no options outstanding under this plan.

        The Internet Image Plan provided for the granting of stock options to Internet Image employees, directors and consultants. Options granted under the Internet Image Plan could be either incentive stock options or nonqualified stock options. The Internet Image Plan provided that the options be exercisable over a period not to exceed ten years from the date of the grant; however, in the case of an option granted to a person owning more than 10% of the combined voting power of all classes of Internet Image stock, the term of the option would be five years from the date of the grant. Under the Internet Image Plan, the stated exercise price could not be less than 85% of the fair market value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (a) the exercise price of an ISO could not be less than 100% of the fair market value of the shares on the date of grant, and (b) the exercise price of an ISO or NSO granted to a 10% shareholder could not be less than 110% of the fair market value of the shares on the date of grant. Vesting terms for stock options were to be determined by the Board of Directors at the time of the respective grants. Grants typically vested ratably over a two-year period. Under the Plan, optionees were permitted to exercise their options as to unvested shares, subject to a right of the company to repurchase those unvested shares upon termination of employment. The plan also provided for immediate vesting of all unvested shares upon a change of control of the company.

Janus Technologies, Inc. 1997 Stock Option Plan

        We assumed the Janus Technologies, Inc. 1997 Stock Option Plan (the "Janus Plan") upon the closing of our acquisition of all the outstanding shares of Janus Technologies, Inc. in July 2000. Since our assumption of the Janus Plan, we have not granted any options under the plan, and have kept the plan in effect solely to the extent of options granted before we assumed the plan that remain outstanding. The shares issuable upon exercise of those options were exchanged from Janus Technologies common stock to Intraware common stock using the same exchange ratio as was used to calculate the number of Intraware shares received by the Janus Technologies shareholders in the merger. As of February 28, 2003, 7,608 shares of our common stock were reserved for issuance under the Janus Plan, and the same number of shares were issuable pursuant to options outstanding under the plan as of that date.

        The Janus Plan provided for the granting of stock options to Janus employees and non-employees. Options granted under the Janus Plan could be either incentive stock options or nonqualified stock options. The Janus Plan provided that the options be exercisable over a period not to exceed ten years from the date of the grant; however, in the case of an option granted to a person owning more than 10% of the combined voting power of all classes of Janus Technologies stock, the term of the option would be five years from the date of the grant. Under the Janus Plan, the stated exercise price could not be less than 100% of the fair market value of the shares on the date of grant as determined by the Board of Directors, provided, however, the exercise price of an option granted to a 10% shareholder could not be less than 110% of the fair market value of the shares on the date of grant. Vesting terms for stock options were to be determined by the Board of Directors at the time of the respective grants.

1999 Non-Qualified Acquisition Stock Option Plan

        We adopted the Non-Qualified Acquisition Stock Option Plan (the "1999 Plan") in October 1999. The 1999 Plan provided for the granting of NSOs to our employees and consultants. Officers could only receive grants under the 1999 Plan in connection with their initial service to us, and Board members could not receive any grants under the 1999 Plan. The standard form of Stock Option Agreement used under the 1999 Plan provides that the options are exercisable over a period not to exceed ten years from the date of the grant. Options granted under the 1999 Plan generally vest as to 25% of the shares one year after the date of grant and as to the remaining options in equal monthly installments over the next 36 months. The exercise price of all options granted under the 1999 Plan has been the fair market value of our common stock on the grant date, as determined by the closing price of the common stock on the applicable Nasdaq exchange on that date.

        Effective May 30, 2002, the day our common stock began trading on the Nasdaq SmallCap Market, we ceased granting options under the 1999 Plan. However, the 1999 Plan remains in effect solely to the extent of options granted before May 30, 2002, that remain outstanding. As of February 28, 2003, 1,570,634 shares of our common stock were reserved for issuance under the 1999 Plan, and the same number of shares were issuable pursuant to options outstanding under the plan as of that date.

ITEM 6. SELECTED HISTORICAL FINANCIAL INFORMATION

        The following tables present selected historical financial information for Intraware. This information has been derived from our respective consolidated financial statements and notes, some of which are included elsewhere in this annual report. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and are qualified by reference to the consolidated financial statements and notes thereto and appearing elsewhere in this annual report. The consolidated statement of operations data set forth below for the years ended February 28, 2003, February 28, 2002, and February 28, 2001, and the consolidated balance sheet data at February 28, 2003 and February 28, 2002, are derived from, and are qualified by reference to, the audited consolidated financial statements of Intraware included elsewhere in this annual report. The consolidated statement of operations data for the years ended February 29, 2000 and February 28, 1999, and the balance sheet data at February 28, 2001, February 29, 2000, and February 28, 1999, are derived from audited consolidated financial statements of Intraware which are not included or incorporated by reference in this annual report. The historical results are not necessarily indicative of results to be expected for any future period.

	For the year ended
	February 28, 2003	February 28, 2002	February 28, 2001	February 29, 2000	February 28, 1999
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Software product sales	$2,622	$36,801	$98,809	$84,495	$34,741
Online services and technology	6,872	14,015	23,027	12,419	3,827
Alliance and reimbursement	4,271	2,621	—	—	—
Related party online services and technology	277	—	—	—	—

Total revenues	14,042	53,437	121,836	96,914	38,568

Cost of revenues:
Software product sales	1,972	29,304	80,417	72,380	29,665
Online services and technology	2,385	3,752	4,773	2,002	789
Alliance and reimbursement	2,023	1,210	—	—	—

Total cost of revenues	6,380	34,266	85,190	74,382	30,454

Gross profit	7,662	19,171	36,646	22,532	8,114

Operating expenses:
Sales and marketing	5,430	12,647	37,564	32,042	15,823
Product development	6,184	10,119	19,632	9,788	3,778
General and administrative	3,017	6,898	20,451	8,883	3,585
Amortization of intangibles	1,085	6,125	5,248	2,048	—
Amortization of goodwill	—	2,397	3,297	409	—
Restructuring	1,239	2,356	2,841	—	—
Impairment of assets	792	—	—	—	—
Loss on abandonment of assets	128	6,735	6,019	—	—

Total operating expenses	17,875	47,277	95,052	53,170	23,186

Loss from operations	(10,213)	(28,106)	(58,406)	(30,638)	(15,072)
Interest expense	(2,650)	(2,728)	(660)	(118)	(198)
Interest and other income and expenses	544	(3,844)	675	2,805	246
Gain on sale of Asset Management software business	2,656	—	—	—	—

Net loss	(9,663)	(34,678)	(58,391)	(27,951)	(15,024)
Redeemable convertible preferred stock accrued dividends, accretion to liquidation value and beneficial conversion feature	—	(2,696)	(10,026)	—	—

Net loss attributable to common stockholders	$(9,663)	$(37,374)	$(68,417)	$(27,951)	$(15,024)

Basic and diluted net loss per share attributable to common stockholders	$(0.20)	$(1.18)	$(2.57)	$(1.14)	$(3.00)

Weighted average shares—basic and diluted(1)	47,722	31,690	26,647	24,532	5,002

	February 28, 2003	February 28, 2002	February 28, 2001	February 29, 2000	February 28, 1999
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and investments	$6,841	$2,979	$7,046	$46,885	$2,832
Working capital (deficit)	2,642	(9,320)	(7,488)	13,564	(646)
Total assets	10,936	26,519	80,227	131,112	36,663
Other long term obligations	906	2,235	3,339	399	168
Redeemable convertible preferred stock	2,473	3,347	4,666	—	—
Total stockholders' equity	$764	$110	$18,428	$50,603	$1,668

Note: Historical results of operations are not necessarily indicative of future results. Refer to "Risk Factors" under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of factors that may impact future results. In addition, our historical results of operations reflect our acquisition of BitSource, Inc. in October 1999 and Janus Technologies in July 2000.

All historical information has been restated to reflect the acquisition of Internet Image during the year ended February 28, 2000, which was accounted for as a pooling of interests.

In our year ended February 28, 2003 we adopted Statement of Financial Accounting Standards No. 142, which requires that assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) no longer be amortized.

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

INTRAWARE OVERVIEW

        Intraware, Inc. was incorporated in Delaware on August 14, 1996. We are a leading provider of global electronic software delivery and management (ESDM) solutions. Our ESDM solutions help software publishers reduce operational and support costs, increase customer satisfaction and retention, accelerate and strengthen software revenue recognition processes, and comply with U.S. export regulations. We also offer complementary products and services, including enterprise software sales and marketing, and global web-based content caching and delivery.

        We have a limited operating history upon which investors may evaluate our business and prospects. Since inception, we have incurred significant losses, and, as of February 28, 2003, had an accumulated deficit of approximately $152 million. We expect to incur additional net losses during our fiscal year ending February 29, 2004. There can be no assurance that our gross profit will increase or continue at its current level. There also can be no assurance that we will generate cash from operations in future periods, or achieve or maintain profitability, or that we will be able to finance our operations without raising additional capital.

        Our future must be considered in light of our liquidity issues and the risks frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as Internet-based services. To address these risks, we must, among other things, continue to develop new services, implement and successfully execute our business and marketing strategy, continue to develop and upgrade our technology, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. We may also be required to raise additional capital. There can be no assurance we will be successful in addressing those risks, and our failure to do so would have a material adverse effect on us. Our current and future expense levels are based largely on our planned operations and estimates of future sales. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast, particularly in the current business environment. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in sales would have an immediate adverse effect on us and our cash flows. In view of the rapidly evolving nature of our business and our limited operating history, we are unable to accurately forecast our sales and believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments. We base our estimates and judgments on historical experience and on various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We consider accounting policies related to revenue recognition, prepaid licenses, allowance for doubtful accounts, goodwill and intangibles, and income taxes to be critical accounting policies due to the estimation process involved in each.

Revenue recognition

        Online services and technology revenue results primarily from three types of arrangements. First, it results from sales of our SubscribeNet electronic software delivery and management service to software vendors. Second, it results from the sale of our proprietary software licenses and related maintenance to companies using those products internally or using those products to provide web-based services to their customers. Third, it results from professional services that we provide to integrate our proprietary software, to convert data for customers, and to customize our SubscribeNet Service for individual customer needs. In the past, the proprietary software licenses we sold were primarily licenses to use our asset management software; however, we may recognize future revenues as a result of our plan to sell licenses for our proprietary software underlying our SubscribeNet service and related maintenance. As a result of the sale of our Asset Management software business in May 2002 (discussed below in Liquidity and Capital Resources), we are not currently deriving significant revenue from licenses for our proprietary software. We sell our SubscribeNet service and our proprietary software licenses primarily through our direct sales force or through authorized resellers.

        Alliance and reimbursement revenue primarily relates to our alliance agreement with Software Spectrum for sales of Sun ONE software licenses and maintenance. The revenue from Software Spectrum consists of a percentage of the gross profit derived from the sales of Sun ONE software licenses and maintenance services, and reimbursement for the costs of maintaining a sales team dedicated to selling Sun ONE software for Software Spectrum. This revenue is recognized as we provide the services to Software Spectrum.

        We derive software product revenues from resold licenses and maintenance for multiple business software product lines. Although as of July 1, 2001, we no longer resell third party software licenses and maintenance, we will continue to recognize revenue from third party software licenses and related maintenance contracts over the life of the arrangements made prior to July 1, 2001. Vendor specific objective evidence of fair value for the maintenance element of the resold software arrangements is based on historical and contractual renewal rates for maintenance. We defer the maintenance revenue at the outset of the arrangement and recognize it ratably over the period during which the maintenance is to be provided (generally 12 months), which normally commences on the date the software is delivered.

        We defer services revenue related to our SubscribeNet service and generally recognize it ratably over the term of the service arrangement. Professional service fees revenue related to our SubscribeNet service is deferred until completion of the professional services, then recognized ratably over the remaining term of the service arrangement.

        We recognize revenue when all of the following conditions are met:

  •
  There is persuasive evidence of an arrangement;
  •
  We provide the service to the customer or we have made the software available for customer download through our web site, or shipped the software to the customer;
  •
  We believe that collection of these fees is probable; and
  •
  The amount of fees to be paid by the customer is fixed or determinable.

        Revenue from transactions through authorized resellers has been recognized when the licenses and maintenance have been resold, utilized by the reseller or our related obligations have been satisfied. We have provided for sales allowances for authorized resellers and direct sales on an estimated basis. This estimation was based on prior history as well as contractual requirements. Vendor specific objective evidence of fair value for the maintenance element of the proprietary software arrangements is based on historical and contractual renewal rates for maintenance. We defer the maintenance revenue at the outset of the arrangement and recognize it ratably over the period during which the maintenance is to be provided (generally 12 months), which normally commences on the date the software is delivered.

        As mentioned above, a determination that the collection of fees is probable is a precursor to recognizing revenue. Determination of collectibility of payments requires judgment on the part of management and includes performing periodic credit evaluations of customers (see "Allowance for doubtful accounts" below).

Prepaid Licenses

        We write down our prepaid licenses for estimated obsolescence equal to the difference between the cost of the prepaid licenses and the estimated recoverable value based on assumptions about future demand, market conditions and our rights to return under stock rotation agreements. If actual future demand or market conditions are less favorable than those we project, additional prepaid license write-downs may be required. These prepaid licenses were originally obtained as a result of our third party reseller business. As of July 1, 2001, we ceased reselling third party software licenses (see "Revenue Recognition" above). During the year ended February 28, 2003, we recorded approximately $403,000 in prepaid license write-downs.

Allowance for doubtful accounts

        We maintain an allowance for doubtful accounts for estimated losses from our inability to collect required payments from our customers. We analyze specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Changes in the above factors can have a material impact on actual bad debts incurred.

Goodwill and Intangibles

        As discussed in Note 1 of the consolidated financial statements, we are required to regularly review all of our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review for intangible and long-lived assets is necessary based upon the existence of one or more of the above indicators of impairment, we compare the book value of such assets to the future undiscounted cash flows attributable to those assets. If the book value is greater than the future undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. When we determine an impairment review of goodwill is necessary based on an impairment indicator or based on our annual testing requirements, we compare the fair value of the reporting unit to the carrying value of the reporting unit. If the carrying value of the reporting unit is greater than the fair value of the reporting unit, an impairment may be necessary. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. We recorded a write-off of approximately $3.7 million of intangibles in fiscal year 2002 relating to the BitSource, Inc. acquisition, as discussed in Note 11 of our "Notes to Consolidated Financial Statements." During fiscal year 2003, our remaining goodwill and intangibles were included in our calculation of the gain on sale of our Asset Management software business, as discussed in Note 13 to our "Notes to Consolidated Financial Statements."

Income taxes

        In conjunction with preparing our financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Given that we have incurred losses since inception and therefore have not been required to pay income taxes, we have fully reserved our deferred tax assets at February 28, 2003. In the event that we are able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period that this is determined.

Results of Operations

Total Revenue

        Revenue decreased to $14.0 million for the year ended February 28, 2003 from $53.4 million for the year ended February 28, 2002, and from $121.8 million for the year ended February 28, 2001. For the year ended February 28, 2003, product revenue accounted for $2.6 million or 19% of revenue, compared to $36.8 million or 69% of revenue for the year ended February 28, 2002 and $98.8 million or 81% of revenue for the year ended February 28, 2001. Online services and technology and related party online services and technology revenue for the year ended February 28, 2003, accounted for $7.1 million or 51% of revenue compared to $14.0 million or 26% of revenue for the year ended February 28, 2002, and $23.0 million or 19% of revenue for the year ended February 28, 2001. Alliance and reimbursement revenue for the year ended February 28, 2003, accounted for $4.3 million or 30% of revenue compared to $2.6 million or 5% of revenue for the year ended February 28, 2002. We had no alliance and reimbursement revenue in the year ended February 28, 2001.

        The decrease in online services and technology revenue for the year ended February 28, 2003, is primarily due to our sale of our Asset Management software business in May 2002. As a result of the sale of our Asset Management software business, we recorded the remaining unamortized prepaid distribution costs relating to warrants issued to Software Spectrum (formerly Corporate Software) as a reduction of revenue of approximately $936,000 during the year ended February 28, 2003. In addition, as a result of our Asset Management software business sale, our SubscribeNet electronic software delivery and management service is now our primary service offering. We expect our online services and technology revenue and related party online services and technology revenue to increase, primarily as a result of the introduction of new products and services, the acquisition of additional customers and an increase in total fees from existing customers through increased use of our services. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated. In particular, our expected growth in revenue from the introduction of new products and services is subject to the risk that these new products and services may not be introduced in a timely manner, or may be canceled altogether, or even if they are introduced, customers may not be willing to buy them (see "Risk Factors" beginning on page 31 below). In addition, we recently renegotiated our services agreement with one of our major customers, Sun Microsystems, Inc. As a result of this renegotiation, the fulfillment portion of our agreement will remain in effect through June 2004; however, the fees payable by Sun for our fulfillment services have been reduced substantially effective March 1, 2003. Also, Sun canceled the SubscribeNet portion of the agreement effective March 31, 2001.

        The increase in alliance and reimbursement revenue for the year ended February 28, 2003, is primarily due to our agreement with Software Spectrum, which was signed in June 2001, but did not go into effect until July 2001. As part of this agreement, Software Spectrum assumed our rights and obligations under our Sun ONE (formerly iPlanet) software reseller agreement, and agreed to pay to us a percentage of the gross profit derived from Software Spectrum's sales of Sun ONE software licenses and services and a reimbursement for the costs of maintaining a sales team dedicated to selling Sun ONE software for Software Spectrum. We expect our alliance and reimbursement revenues in our fiscal year 2004 to remain at approximately the same level as in our year ended February 28, 2003. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

        The decline in software product revenue and the majority of the decline in total revenue for the year ended February 28, 2003, was due to our transition out of the business of reselling third-party software products and related maintenance (see above). We expect our exited third-party product revenue to continue to decrease. However, we may recognize future revenues for complementary SubscribeNet services provided by other third parties but sold through Intraware as part of a comprehensive ESDM business solution. The previous two sentences are forward-looking statements and actual results could differ materially from those anticipated.

Cost of Revenues

        Total cost of revenues decreased to $6.4 million for the year ended February 28, 2003, from $34.3 million for the year ended February 28, 2002, and $85.2 million for the year ended February 28, 2001. The decrease in cost of revenues is primarily due to the phasing out of our software reseller business.

        Our gross margin increased to 55% for the year ended February 28, 2003, from 36% for the year ended February 28, 2002, and 30% for the year ended February 28, 2001. The margin percentage increase primarily reflects our focus on the sale of our own services and technology, which generate higher margins than third-party products we resold.

        Costs of revenues primarily consist of certain allocated costs related to our Internet connectivity, assets supporting costs of revenues, and customer support and the costs associated with maintaining our sales team dedicated to selling Sun ONE software for which Software Spectrum reimburses us. Costs of revenues also consist of professional services personnel costs and the cost of third-party products sold. We purchased third-party products at a discount to the third-party's established list prices according to standard reseller terms. We expect our overall costs of revenues and gross profit margin percentage to increase over our fiscal year 2003 levels. However, the actual mix of sales transactions and the timing of the transactions may cause our cost of revenues and gross profit margins to fluctuate materially from those anticipated.

Sales and Marketing Expenses

        For the year ended February 28, 2003, sales and marketing expenses were $5.4 million or 39% of revenue, a decrease from $12.6 million or 24% of revenue for the year ended February 28, 2002, and $37.6 million or 31% of revenue for the year ended February 28, 2001.

        Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, promotional materials and trade show expenses. The decrease in the dollar amount of our sales and marketing expenses is due to our restructuring efforts and the sale of our Asset Management software business in May 2002, which reduced expenditures on salaries and marketing, eliminated rent on closed offices and lowered commission expense due to lower sales, while the increase as a percentage of revenue is primarily a result of lowered revenues (see "Total Revenue" above).

        We plan to invest in sales and marketing at levels lower than our fiscal year 2003 levels as a percentage of revenue. We plan to continue to market and sell our service and proprietary software licenses directly to customers using our existing sales force. We also plan to continue to develop additional business relationships to sell our services to a broader customer base. The previous three sentences are forward-looking statements and actual results could differ materially from those anticipated.

Product Development Expenses

        For the year ended February 28, 2003, product development expenses were $6.2 million or 44% of revenue, a decrease from $10.1 million or 19% of revenue for the year ended February 28, 2002, and $19.6 million or 16% of revenue for the year ended February 28, 2001.

        Product development expenses primarily consist of personnel, consulting, software and related maintenance and equipment depreciation expenses. Costs related to research, design and development of products and services have been charged to product development expense as incurred. The decrease in the dollar amount of our product development expenses is due to our restructuring efforts and the sale of our Asset Management software business in May 2002, which eliminated expenditures on salaries and consulting fees for Asset Management software development personnel, and reduced software and related maintenance and equipment depreciation expenses through the sale or retirement of software and equipment, while the increase as a percentage of revenue is primarily a result of our lowered revenues (see "Total Revenue" above). We anticipate continuing to invest in additional functionality for our SubscribeNet service and underlying proprietary software. However, we expect those investments to fluctuate over time, and expect our product development expenses to fluctuate accordingly. Total product development expenditures are expected to be lower in fiscal year 2004 than fiscal year 2003 levels as a percentage of revenue. We cannot give assurance that our product development efforts will result in products, features or functionality or that the market will accept the products, features or functionality developed.

General and Administrative Expenses

        For the year ended February 28, 2003, general and administrative expenses were $3.0 million or 21% of revenue, a decrease from $6.9 million or 13% of revenue for the year ended February 28, 2002, and $20.5 million or 17% of revenue for the year ended February 28, 2001.

        General and administrative expenses consist primarily of compensation for administrative and executive personnel, facility costs and fees for professional services. A significant part of the decrease in our general and administrative expenses stems from the recovery of accounts previously written off during our 2001 fiscal year as uncollectible. In addition, our restructuring efforts in December 2000 and August 2001 resulted in a reduction in compensation expense and lease costs for office space. Total expenditures are expected to be higher than fiscal year 2003 levels in total and as a percentage of revenue. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

December 2000 Restructuring and Loss on Abandonment of Assets

        On December 1, 2000, we announced a strategic restructuring. This restructuring reduced our total headcount to approximately 200, from 380 at November 30, 2000. In addition, we consolidated our three San Francisco Bay Area offices into two and reduced our number of outside sales offices from eleven to seven. We took a charge relating to this restructuring in our fourth quarter ended February 28, 2001, of $8.9 million. The restructuring charges were primarily due to the following:

  •
  $6.1 million primarily for the abandonment of property and equipment, net of anticipated proceeds of approximately $782,000;
  •
  $1.1 million for rent and sublease expenses and expenses related to the closure of certain offices, net of anticipated sublease income for office leases;
  •
  $1.1 million for severance costs in connection with the termination of employees;
  •
  $403,000 for expenses relating to the write-off of our E-Learning service; and
  •
  $119,000 for other restructuring expenses.

        We made cash payments of $1.7 million and incurred approximately $6.6 million in non-cash charges during the year ended February 28, 2001, related to the restructuring. At February 28, 2001, we had a remaining restructuring accrual of $628,000 of which $616,000 was related to future lease and related expenses and the remainder was severance costs. We have settled all liabilities associated with the December 2000 strategic restructuring.

August 2001 Restructuring and Loss on Abandonment of Assets

        On August 8, 2001, we announced a strategic reorganization. We recorded a charge of $8.6 million relating to this restructuring and the loss on abandonment of assets during the quarter ended August 31, 2001.

        The loss on abandonment of assets includes the write off of approximately $6.4 million of property and equipment and certain intangibles relating to the BitSource, Inc. acquisition, as we have abandoned the related technology. The write off consisted of the following components: $2.7 million for property and equipment, $0.5 million for trademarks, $0.5 million for goodwill, and $2.7 million for existing technology.

        The property and equipment written off includes assets taken out of service, as they were deemed unnecessary due to the reductions in work force. These assets were subsequently disposed of or sold. Included in this write off were certain furniture and fixtures that were written down to a net realizable value of approximately $55,000.

        The restructuring consisted of approximately $262,000 for severance and benefits relating to the involuntary termination of 66 employees, all of which were based in North America. We reduced our workforce to 120 employees from 186 at the end of July 2001. Of the 66 terminated employees, 25 were in Sales and Marketing, 26 were in Product Development and 15 were in General and Administrative. We also consolidated our two San Francisco Bay Area offices into one. We accrued for lease and related costs of approximately $1.9 million principally pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities in the San Francisco Bay Area that were vacated due to the reduction in work force. We also recognized an additional $27,000 relating to other restructuring expenses.

        Due to changes in management's estimates relating to the strategic reorganization on August 8, 2001, we recognized additional expense of approximately $478,000 during the three months ended November 30, 2001. This additional charge principally related to the acquisition of the title to assets held under a capital lease. In connection with our restructuring efforts we recorded a charge of approximately $120,000 relating to the fair value of an option issued to a consultant on September 5, 2001, for services performed in conjunction with exiting our excess lease space. We issued a fully-vested and immediately exercisable option to purchase 110,000 shares of our common stock at an exercise price of $0.01 per share. The term of the option is ten years. The following assumptions were used to value the option under the Black-Scholes option pricing model: term of 10 years; fair value of the stock price on the grant date of $1.09; option exercise price of $0.01 per share; volatility of 159%; and a zero dividend yield.

        The following table sets forth an analysis of the components of the restructuring and loss on abandonment charges recorded in the second quarter of fiscal 2002 and subsequent adjustments and payments made against the reserve (in thousands):

	Severance and benefits	Asset write offs	Excess lease and related costs	Other costs	Total
August 8, 2001 restructuring and loss on abandonment of assets	262	6,407	1,917	27	8,613

Total	262	6,407	1,917	27	8,613
Cash paid	(209)	—	(94)	—	(303)
Non-cash charges	—	(6,407)	—	(27)	(6,434)

Reserve balance at August 31, 2001	53	—	1,823	—	1,876
Cash paid	(47)	—	(246)	—	(293)
Non-cash charges	—	(328)	(410)	—	(738)
Provision adjustment	—	328	150	—	478

Reserve balance at November 30, 2001	6	—	1,317	—	1,323
Cash paid	(6)	—	(1,317)	—	(1,323)

Reserve balance at February 28, 2002	—	—	—	—	—

May 2002 Restructuring and Sale of Asset Management Software Business

        In May 2002, we sold substantially all of the assets related to our Asset Management software business to Computer Associates International, Inc. for approximately $9.5 million in cash. In connection with this sale, our July 2001 agreement with Computer Associates for its resale of our Argis suite of software products was terminated. In addition, as part of that asset sale, we assigned to Computer Associates our May 2001 agreement with Corporate Software (now Software Spectrum) for its resale of our Argis suite of software products. Because of the asset sale, Software Spectrum has the right to terminate that agreement. If it does so, all of the shares subject to the warrant that we issued to Software Spectrum in May 2001 will immediately become exercisable. The fair value of the warrant had been recorded as prepaid distribution costs and was being recognized as a reduction of revenue over the lesser of a ratable charge over the 24-month term of the agreement with Software Spectrum or the period it took Software Spectrum to generate revenue to Intraware of $1.6 million from Software Spectrum's resale of our asset management software. As a result of the asset sale, the remaining unamortized prepaid distribution costs of $936,000 were recorded as a reduction to revenue during the three months ended May 31, 2002.

        The total proceeds from the sale of $9.5 million, less the book value of transferred equipment, intangible assets, goodwill, deferred revenue, and transaction costs, based on their respective carrying values at the sale date, were recorded as a gain on sale of assets in the quarter ended May 31, 2002.

        The calculation of the gain on the sale was determined as follows (in thousands):

Total consideration	$9,500
Net book value of equipment, intangible assets, goodwill and deferred revenue	(6,536)
Transaction costs	(308)

Gain on sale	$2,656

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

        We accrued for lease and related costs of approximately $983,000, principally pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our reductions in work force. We also recognized $63,000 relating to other restructuring expenses. Due to changes in management's estimates relating to the restructuring during the three months ended August 31, 2002, we recognized an additional expense of $106,000 pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our reductions in work force. In addition, we did not incur severance and benefits of $106,000 and reduced the reserve accordingly. During the three months ended February 28, 2003, we agreed with the landlord to terminate our Pittsburgh, Pennsylvania lease and realized a savings of approximately $152,000 that would otherwise have been payable as rent under the lease.

        In our December 2000 restructuring, we closed our Fremont, California office and assigned our lease to a new tenant while acting as guarantor for that tenant. In May 2002, the new tenant defaulted on its lease. During the three months ended November 30, 2002, we made a cash payment of approximately $214,000 to terminate this lease.

        The following table sets forth an analysis of the components of the restructuring and impairment of assets charges recorded in the first quarter of fiscal 2003 and subsequent adjustments and payments made against the reserve (in thousands):

	Severance and benefits	Excess lease and related costs	Impairment of assets	Other costs	Total
May 23, 2002 restructuring	$345	$983	$403	$63	$1,794

Total	345	983	403	63	1,794
Cash paid	—	(89)	—	—	(89)
Non-cash charges	—	(18)	(403)	(63)	(484)

Reserve balance at May 31, 2002	345	876	—	—	1,221
Cash paid	(239)	(119)	—	—	(358)
Provision adjustment	(106)	106	—	—	—

Reserve balance at August 31, 2002	—	863	—	—	863
Cash paid	—	(294)	—	—	(294)

Reserve balance at November 30, 2002	$—	$569	$—	$—	$569
Cash paid	—	(356)	—	—	(356)
Non-cash charges	—	(51)	—	—	(51)
Provision adjustment	—	(152)	—	—	(152)

Reserve balance at February 28, 2003	$—	$10	$—	$—	$10

        We expect to pay the remaining accrual in cash within one year.

        In July 2002, due to changes in our business and Hewlett-Packard Co.'s announcement that it would shut down its Bluestone Software business, we took some computer software out of service. As a result of this impairment, we wrote off computer software with a net book value of approximately $389,000 during the three months ended August 31, 2002.

Amortization of Intangibles and Goodwill

        For the year ended February 28, 2003, amortization of intangibles and goodwill was $1.1 million, a decrease from $8.5 million for both the years ended February 28, 2002 and 2001.

        Amortization of intangibles and goodwill related to our acquisitions of BitSource, Inc. in October 1999 and Janus Technologies, Inc. in July 2000. On March 1, 2002, we ceased amortization of our goodwill balance. Subsequently, in May 2002, as part of our Asset Management software business sale to Computer Associates, we included our remaining intangible assets and goodwill in the determination of the gain on sale.

Interest Expense

        For both the years ended February 28, 2003 and 2002, interest expense was $2.7 million, an increase from $660,000 for the year ended February 28, 2001.

        Interest expense relates to obligations under capital leases, notes payable and borrowings under a bank line. The increase in interest expense from February 28, 2001, is primarily the result of accrued interest and accretion to redemption value related to our $7.0 million in notes payable, which were fully converted or paid off at May 31, 2002.

Interest and Other Income and Expenses, Net

        For the year ended February 28, 2003, interest and other income and expenses, net was a $544,000 credit, an increase from a net charge of $3.8 million for the year ended February 28, 2002, and a decrease from $675,000 for the year ended February 28, 2001.

        Interest and other income and expenses, net primarily relates to interest earned on our investment balances and warrants recorded as liabilities adjusted to fair value. The increase in interest and other income and expenses, net for the year ended February 28, 2003, is primarily the result of the decrease in the charges recorded to adjust the warrants we issued in connection with our August 31 and September 20, 2001, debt issuances, and our May 24, 2002, common stock financing to fair value. The decrease in interest and other income and expenses, net for the year ended February 28, 2002, is primarily the result of a reduction in our invested cash and charges we recorded to adjust the warrants we issued in connection with our August 31 and September 20, 2001 financing, which were classified as liabilities, to fair value. The charge recorded to adjust the warrants to fair value during the year ended February 28, 2002, was $4.0 million. All warrants have been reclassified to permanent equity and will no longer be adjusted to fair value.

Income Taxes

        From inception through February 28, 2003, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of February 28, 2003, we had approximately $125 million of federal and $58 million of state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts between 2012 and 2022. Because of cumulative ownership changes, federal loss carry forwards totaling approximately $93 million and state loss carry-overs totaling approximately $43 million are subject to limitation. At February 28, 2003, $32 million and $15 million of federal and state net operating losses, respectively, are available, without limitation to offset future taxable income. Should there be a change of ownership in the future, the available net operating losses may be further limited. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, we have recorded a 100% valuation allowance. (See Note 4 of "Notes to the consolidated financial statements".)

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

        Our cash and cash equivalents at February 28, 2003, were $6.8 million, an increase of $3.8 million from $3.0 million at February 28, 2002. This increase was due to $8.9 million provided by investing activities and $0.1 million provided by financing activities, offset by $5.2 million used in operating activities.

        The net cash used in operating activities of $5.2 million for the year ended February 28, 2003, was primarily due to our net loss and decreases in deferred revenues and accounts payable, offset by decreases in accounts receivable and prepaid licenses and services. Financing activities provided $0.1 million for the year ended February 28, 2003, primarily due to proceeds from common stock issuances, offset by our principal payments on our notes payable and capital lease payments. Net cash provided by investing activities of $8.9 million for the year ended February 28, 2003, related primarily to the sale of our Asset Management software business to Computer Associates.

        This Annual Report on Form 10-K contains a disclosure expressing substantial doubt regarding our ability to continue as a going concern as a result of our recurring losses and negative cash flows from operations. During the year ended February 28, 2003, we raised approximately $18 million in new capital (see Note 7 to our "Notes to Consolidated Financial Statements"), retired all of our notes payable with an aggregate principal balance of $7.0 million (see Notes 5 and 6 to our "Notes to Consolidated Financial Statements"), and narrowed our net loss attributable to common stockholders to $9.7 million for the year ended February 28, 2003, as compared to a net loss attributable to common stockholders of $37.4 million for the year ended February 28, 2002. Although the risks that potential revenue and collections shortfalls pose to our ability to continue as a going concern diminished in recent months, we continued to experience recurring losses and negative cash flows from operations for the year ended February 28, 2003. In addition, there remains no assurance that we will succeed in generating sufficient revenue to enable us to continue operations over the longer term.

        Our future capital requirements will depend on many factors, including our ability to increase revenue levels and/or reduce costs of operations to generate positive cash flows, the timing and extent of expenditures to support expansion of sales and marketing efforts, market acceptance of our services, and timeliness of collections of our accounts receivable. Any projections of our future cash needs are subject to substantial uncertainty. Our ability to generate increased revenues and cash flows and, if necessary, raise additional capital is also subject to substantial uncertainty, given the challenging economic environment currently prevailing in the technology sector. The bid price of our common stock has been below $1.00 numerous times over the past 12 months. If we fail to meet the $1.00 minimum bid price requirement or the other standards for continued listing on the Nasdaq SmallCap Market, our common stock will likely be delisted and our ability to generate both sales and additional capital will be subject to further uncertainty.

        We have historically been able to satisfy our cash requirements through financing and investing activities, and our cash position and net losses from operations have improved substantially during the year ended February 28, 2003. Nevertheless, we continued to suffer recurring losses and negative cash flows from operations for that period, and there is no assurance that we will succeed in generating sufficient cash from operations on a regular basis, achieving profitability, or obtaining additional capital if needed.

        On May 23, 2002, we completed the sale of our Asset Management software business for gross proceeds of $9.5 million. This transaction is described in Note 13 of Notes to our consolidated financial statements. On May 24, 2002, we issued common stock and warrants in a private placement to a group of institutional and individual investors for aggregate gross proceeds of $3.9 million, including $1.3 million from the effective conversion of indebtedness. This transaction is described in Note 7 of our "Notes to Consolidated Financial Statements." In May 2002, we fully repaid, or converted into common stock and warrants to purchase common stock, all of our promissory notes, which consisted of $7.0 million in principal plus accrued interest. On August 12, 2002, we issued common stock in a private placement to Zomax Incorporated for aggregate gross proceeds of $5.0 million. This transaction is discussed in Note 2 and Note 7 of our "Notes to Consolidated Financial Statements."

        At February 28, 2003, we did not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        The following summarizes our lease obligations at February 28, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	2004	2005	2006	Total
Capital lease obligations	$1,716	$950	$—	$2,666
Operating leases	535	561	284	1,380

	$2,251	$1,511	$284	$4,046

        As of February 28, 2003, our Redeemable Convertible Preferred Stock had a liquidation value of $2.8 million.

Recent Accounting Pronouncements

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies the guidance in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the FASB acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect a material effect on our financial position and results of operations from the adoption of SFAS 146.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing what the impact of the guidance would have on our financial statements.

        In November 2002, the EITF issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. We adopted the disclosure provisions of FIN 45 in our year ended February 28, 2003.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, ("SFAS No. 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FAS 123." SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, ("SFAS No. 123") "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends

APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendments to the transition and disclosure provisions shall be effective for fiscal years ending after December 15, 2002. The amendment to Opinion 28 shall be effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 for the year ended February 28, 2003.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Because we currently have no investments in variable interest entities, we expect the adoption of the provisions of FIN 46 will not have a material impact on the consolidated results of operations or financial position.

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

Our SubscribeNet service is our primary service offering and demand for this service remains uncertain in the current economic climate.

        In May 2002, we sold our Asset Management software business. Accordingly, our SubscribeNet electronic software delivery and management service is now our primary service offering. We market the SubscribeNet service primarily to enterprise software companies, and many enterprise software companies have reported reductions in demand and lowered forecasts for their products and services over the past year. We may experience similar reductions in demand for our SubscribeNet service, which would have an immediate and adverse effect on us.

Our planned growth in revenues is dependent in part on expected revenues from untested products and services.

        Our planned growth in revenues and contract value, and our planned improvement in net loss per share, in fiscal year 2004 assume that a substantial portion of our fiscal year 2004 revenue will be derived from products and services we have not yet sold, and that in some cases we have not yet released. For example, our planned revenue growth assumes significant sales of the following products and services. We have not sold any of these products or services yet, and some of them are not ready for sale.

  •
  Content Delivery Network Services:    Web-caching services, recently offered under a resale arrangement with Cable & Wireless Internet Services, Inc., which enable customers to deliver content worldwide on a 24x7 basis through Cable & Wireless' global server network.
  •
  SubscribeNet Software Product Licenses:    A planned version of our SubscribeNet solution that would be hosted by the customer on its own servers. We would provide a SubscribeNet software license to the customer, as well as implementation services and ongoing support and maintenance of the solution. This is a potential product and is not currently available.
  •
  Software License Management and Digital Rights Management Applications:    A planned set of new software license management and digital rights management tools. These new tools would enable our ESDM customers to expand their ESDM capabilities to include automation of end-user licensing of their software, as well as activation, deactivation and enforcement of usage rights. We may offer these new capabilities through one or more arrangements with third-party providers of electronic license management and digital rights management technologies. These are potential offerings that are not currently available.
  •
  Print On Demand.    A solution that would enable end-users to order documentation for their licensed software through the software company's SubscribeNet site. Documentation would be generated by a third party in printed, CD-ROM or DVD format and would be delivered directly to the end-users. This is a potential offering that is not currently available.
  •
  System Integration Services.    Business process and related systems integration consulting services. These services would focus on improving, integrating and streamlining a company's enterprise resource planning, e-commerce, digital rights management, customer relationship management, supply chain management, release management and reporting systems. This is a potential offering that is not currently available.

        Our failure to derive significant revenues from these new products and services, especially our SubscribeNet software product licenses, in our 2004 fiscal year could have a material adverse effect on us.

If Nasdaq determines that we have failed to meet its SmallCap Market listing requirements, our common stock may be delisted.

        Effective May 30, 2002, our common stock moved from being listed on the Nasdaq National Market to being listed on the Nasdaq SmallCap Market. Nasdaq has requirements a company must meet in order to remain listed on the Nasdaq SmallCap Market. One requirement is that the bid price of a company's stock remain at $1.00 or above. The bid price of our common stock fell and remained below $1.00 on several occasions during fiscal year 2003. If the bid price of our common stock remains below $1.00 for an extended period, our grace period for regaining compliance with the minimum bid price requirement is likely to be limited to 6 months, and is unlikely to be extended because we may be unable to meet the core initial listing criteria for the Nasdaq SmallCap Market. If as a result of the application of any of Nasdaq's listing requirements, our common stock were delisted from the Nasdaq SmallCap Market, our stock would become harder to buy and sell. Further, our stock could be subject to what are known as the "penny stock" rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, your ability to resell your shares of our common stock could be adversely affected.

We expect to have negative cash flow from operations for fiscal year 2004 and may not have sufficient cash to continue operations or, even if we can continue operations, to effectively manage our working capital requirements and fund our operations for the period required to achieve profitability.

        This Annual Report on Form 10-K contains a disclosure expressing substantial doubt regarding our ability to continue as a going concern as a result of our recurring losses and negative cash flows from operations. We continue to experience recurring losses and negative cash flows from operations, and there is no assurance that we will succeed in generating sufficient revenue to enable us to continue operations over the longer term. As of February 28, 2003, we had approximately $6.8 million in cash and cash equivalents and working capital of approximately $2.6 million. We may not be able to achieve the revenue and gross margin objectives necessary to achieve and maintain positive cash flow or profitability without obtaining additional financing. Such financing may not be available on reasonable terms, and if available, such additional financing may dilute current stockholders. If such financing is required and we cannot obtain it, we will have to substantially curtail or discontinue operations.

We have a history of losses, we expect future losses and we may not ever become profitable.

        We have not achieved profitability, may incur net losses through our fiscal year ending February 29, 2004, and may not ever become profitable in the future. We incurred net losses attributable to common stockholders of $9.7 million for the fiscal year ended February 28, 2003, $37.4 million for the fiscal year ended February 28, 2002, and $68.4 million for the fiscal year ended February 28, 2001. As of February 28, 2003, we had an accumulated deficit of approximately $152 million. We will need to generate significant additional online services and technology revenues and/or reduce operating costs to achieve positive cash flow and profitability. We have a limited operating history that makes it difficult to forecast our future operating results. We cannot be certain we will achieve sufficient revenues or gross profits in future quarters to achieve profitability or positive cash flow.

Our relationship with Sun Microsystems has diminished substantially and our future revenues will be adversely affected as a result.

        Since we began operations, we have derived a substantial portion of our SubscribeNet revenue through our relationship with Netscape Communications Corporation, which was transferred to Sun Microsystems, Inc. when Sun took over Netscape's e-commerce software business. In March 2002, we signed a new agreement with Sun for our provision of the SubscribeNet service and initial software license fulfillment services to Sun through June 2003. During our fiscal year 2003 Sun accounted for greater than 10% of our revenues. In October 2002, Sun amended that agreement to make the SubscribeNet service cancelable by either party on December 31, 2002, or at the end of any calendar quarter thereafter, provided the canceling party gave 30 days' notice. Sun provided such a notice and canceled the SubscribeNet portion of the agreement effective March 31, 2003. The fulfillment portion of the agreement will remain in effect through June 2004; however, the fees payable by Sun for our fulfillment services have been reduced substantially effective March 1, 2003. Our revenue expectations take into account the reduced fees under our Sun agreement and are significantly lower than they would have been had Sun not reduced the scope of its services agreement with us.

Termination of our relationship with Software Spectrum or Zomax Incorporated would have a substantial adverse effect on our business.

        Under our Sales Alliance Agreement with Software Spectrum dated June 28, 2001, we have transitioned to Software Spectrum our reseller relationship with Sun Microsystems, Inc. for Sun ONE products. A significant portion of our online services and technology revenues since July 2001 have been generated through this Software Spectrum contract, and this Software Spectrum contract accounted for greater than 10% of our revenues during our fiscal year 2003. It is possible that a significant portion of our revenues in future periods could be generated through this contract. In addition, Software Spectrum shares with us a portion of its gross profit from resales of Sun ONE software licenses and maintenance, and reimburses us for a significant portion of our personnel costs relating to maintaining a team dedicated to sales of Sun ONE software licenses and maintenance. The term of this agreement will expire in June 2003 and is renewable for subsequent one-year terms. We expect but cannot guarantee that it will be renewed. Any non-renewal of this agreement would likely have a material adverse effect on us.

        Under our Strategic Alliance Agreement with Zomax Incorporated dated August 12, 2002, Zomax markets and resells Intraware's SubscribeNet ESDM service to Zomax' customer base. Under the agreement Zomax will pay Intraware a minimum of $15 million in fees over 10 years, subject to some conditions, including Zomax' right to cancel this agreement at any time upon one year's prior written notice. Any early termination of this contract could have a material adverse effect on us. We describe the relationship between Zomax and Intraware further in Part IV, Item 15 "Exhibits, Financial Statement Schedules and Reports on Form 8-K," Note 2 of our "Notes to Consolidated Financial Statements," and Part IV, Item 15 "Exhibits, Financial Statement Schedules and Reports on Form 8-K," Note 7 of our "Notes to Consolidated Financial Statements."

Our quarterly financial results are subject to significant fluctuations because of many factors and any of these could adversely affect our stock price.

        Our operating results have fallen below the expectations of public market analysts and investors in the past. It is likely that in future quarters our operating results will again be below the expectations of public market analysts and investors and as a result, the price of our common stock may fall. Our operating results have varied widely in the past, and we expect that they will continue to vary significantly from quarter to quarter due to a number of factors, including:

  •
  potential cancellations of SubscribeNet contracts due to development of in-house electronic software download systems by our customers;
  •
  potential weakening of demand for our SubscribeNet services and Sun ONE products we sell jointly with Software Spectrum;
  •
  the unwillingness of potential customers to purchase our services due to concerns about our financial strength;
  •
  the timing of sales of our services;
  •
  potential additional cost cutting in our Sales and Marketing, Product Development and support areas;
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
  •
  costs related to acquisitions of technology or businesses; and
  •
  general economic conditions, as well as those specific to the software, Internet and related industries.

        In addition, our June 2001 agreement with Software Spectrum, under which we have transitioned to Software Spectrum our business of reselling Sun ONE software, has resulted in and will continue to result in a decrease in overall revenue to us. Our May 2002 sale of our Asset Management software business to Computer Associates International, Inc. has resulted in a substantial decrease in our revenue and gross profit. Our operating expenses, which include sales and marketing, product development and general and administrative expenses, are based on our expectations of future gross profits and are relatively fixed in the short term. If gross profits fall below our expectations and we are not able to quickly reduce our spending in response, our operating results would be adversely affected.

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

  •
  the limited number of software packages available for electronic software delivery as compared to those available through traditional delivery methods;

  •
  customer unfamiliarity with and resistance to the process of downloading software; and

  •
  customer concerns about transaction security.

        Even if electronic software delivery achieves widespread acceptance, we cannot be sure we will overcome the substantial technical challenges associated with electronically delivering software reliably and consistently on a long-term basis. Furthermore, the proliferation of software viruses poses a risk to market acceptance of electronic software delivery. Any well-publicized transmission of a computer virus by us or another company using electronic software delivery could deter information technology professionals from utilizing electronic software delivery technology and our business could be adversely affected.

Increased security risks of online commerce may deter future use of our services.

        Concerns over the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of our SubscribeNet service. Any failure by us to prevent security breaches could significantly harm our business and results of operations. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the algorithms we use to protect our customers' transaction data or our software vendors' products. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of security could deter people from using the web to conduct transactions involving transmission of confidential information or download of sensitive materials.

The loss of one or more of our key customers could adversely affect our revenues.

        A substantial amount of revenue from our SubscribeNet service in any given future period may come from a relatively small number of customers. In addition, a substantial amount of our revenue derives from our agreements with Software Spectrum and Zomax. If one or more major customers were to stop using our services or products, our operating results could be materially adversely affected. Our contractual relationships with most of these customers are subject to renewal annually. As a result, we cannot assure you that any of our customers will renew their contracts with us in any given year.

Our industry is highly competitive and we cannot assure you that we will be able to effectively compete.

        The market for selling online services and software is highly competitive. We expect competition to intensify as current competitors expand and improve their service offerings, new competitors enter the market, and the business market for information technology services continues to exhibit softness. We cannot assure you that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not adversely affect us.

        Our competitors include a number of companies offering electronic software delivery and management solutions. We expect additional competition from other established and emerging companies as well as from potential customers who choose to develop in house alternatives to our SubscribeNet service. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a significant adverse effect on us. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, better name recognition, and a larger installed base of customers than we do. Many of our competitors may also have well-established relationships with our existing and prospective customers. Our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs and compete with our products. We also expect competition to increase as a result of software industry consolidations. As a result, we may not be able to effectively compete for customers.

Our executive officers and key personnel are critical to our business and these officers and key personnel may not remain with us in the future.

        Our future success depends upon the continued service of our executive officers and other key technology, sales, marketing and support personnel. None of our officers or key employees is bound by an employment agreement for any specific term. If we lost the services of one or more of our key employees, or if one or more of our executive officers or key employees decided to join a competitor or otherwise compete directly or indirectly with us, this could have a significant adverse effect on our business. In particular, the services of Peter H. Jackson, our President and Chief Executive Officer, James A. Brentano, our Senior Vice President of Technology and Operations, and Wendy A. Nieto, our Chief Financial Officer and Senior Vice President of Finance, would be difficult to replace.

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

Our market is subject to rapid technological change and our future success will depend on our ability to meet the changing needs of our industry.

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

Additional government regulations may harm demand for our services and increase our costs of doing business.

        Our business has benefited from the tax laws of states in which purchases of software licenses are not taxable if the software is received only electronically. Some states currently experiencing revenue shortfalls are considering whether to change their laws to broaden the taxability of transactions executed over the Internet. Any new imposition of taxes on sales of software licenses, where the software is received electronically, could substantially harm demand for our services and thereby materially adversely affect our business, operating results and financial condition.

        In delivering third-party software through our SubscribeNet service, we must comply with U.S. export controls on software generally and encryption technology in particular. Changes in these laws could require us to implement costly changes to our automated export compliance processes.

        The European Union has enacted its own data protection and privacy directive, which required all 15 European Union Member States to implement laws relating to the processing and transmission of personal data. We must, at a minimum, comply with the data privacy "safe harbor" agreed upon by the European Union and the U.S. Commerce Department, as well as any other regulations adopted by other countries where we may do business.

        The growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. Compliance with any newly adopted laws may prove difficult for us and may negatively affect our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At the end of fiscal year 2003, we had cash and cash equivalents of $6.8 million. We have not used derivative financial instruments in our investment portfolio during fiscal 2003. We place our investments with high quality issuers, by policy, in an effort to limit the amount of credit exposure to any one issue or issuer.

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. At February 28, 2003, $6.8 million of our cash, cash equivalents and investment portfolio carried maturity dates of less than 90 days. The effect of changes in interest rates of +/-10% over a six-month horizon would not have a material effect on the fair market value of the portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is included in this document on pages F-1 through F-42.

        The following table sets forth selected unaudited quarterly information for our last eight fiscal quarters. We believe all necessary adjustments (which consisted only of normal recurring adjustments)

have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

QUARTERLY SUMMARY
(unaudited)
(in thousands, except per share data)

	For the quarter ended
	Feb. 28, 2003	Nov. 30, 2002	Aug. 31, 2002	May 31, 2002
Revenue	$3,258	$2,943	$3,332	$4,509
Gross profit	1,920	1,636	1,956	2,150
Loss from operations	(500)	(1,083)	(1,628)	(7,002)
Net loss attributable to common stockholders	(550)	(1,144)	(1,219)	(6,750)
Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.02)	$(0.03)	$(0.16)
Weighted average shares—basic and diluted	52,018	51,546	46,535	40,933

	For the quarter ended
	Feb. 28, 2002	Nov. 30, 2001	Aug. 31, 2001	May 31, 2001
Revenue	$14,510	$9,803	$13,791	$15,333
Gross profit	4,176	4,276	5,302	5,417
Loss from operations	(3,130)	(4,004)	(14,498)	(6,474)
Net loss attributable to common stockholders	(4,495)	(4,966)	(20,110)	(7,803)
Basic and diluted net loss per share attributable to common stockholders	$(0.11)	$(0.16)	$(0.71)	$(0.28)
Weighted average shares—basic and diluted	39,414	30,517	28,523	28,372

Note: With respect to the calculation of net loss per share and weighed average share, Note 1 of our "Notes to Consolidated Financial Statements" provides an explanation of the determination of the weighted average shares used to compute net loss per share.

        Quarterly information includes the operating revenues and expenses of the Asset Management software business through the quarter ended May 31, 2002, and the gain on sale of the Asset Management software business and resulting restructuring in the quarter ended May 31, 2002 as described in Note 13 of the Notes to Consolidated Financial Statements. Quarterly information also includes a restructuring charge in the quarter ended August 31, 2001 as described in Note 11 of the Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information with respect to Intraware's executive officers and directors as of April 4, 2003.

NAME	AGE	POSITION
Mark B. Hoffman	57	Chairman of the Board of Directors
Peter H. Jackson	44	President, Chief Executive Officer and Director
Wendy A. Nieto	38	Chief Financial Officer and Senior Vice President
James A. Brentano	44	Senior Vice President of Technology and Operations
David L. Dunlap	36	Senior Vice President of Business Development
Thomas M. Govan	44	Senior Vice President of Sales and Marketing
John J. Moss	40	Vice President and General Counsel
Frost R. R. Prioleau	42	Senior Advisor and Director
Brendan A. McLoughlin	64	Director
Ronald E. F. Codd	47	Director
Peter F. Pervere	56	Director

        MARK B. HOFFMAN has served as Chairman of our Board of Directors since our inception in August 1996. He is a member of our Audit Committee. Since September 1996, Mr. Hoffman has served as Chairman of the Board of Directors and Chief Executive Officer of Commerce One, Inc., an e-commerce procurement and supplier-management solutions company. Prior to joining Commerce One, Mr. Hoffman served as Chief Executive Officer and President of Sybase, Inc., an enterprise software company which he co-founded in 1984. Mr. Hoffman holds an M.B.A. from the University of Arizona and a B.S. in Engineering from the U.S. Military Academy.

        PETER H. JACKSON co-founded Intraware in August 1996. From August 1996 to December 2000 he served as President, Chief Executive Officer and a member of the Board of Directors, from December 2000 to August 2002 he has served as Chief Executive Officer and a member of the Board of Directors, and since September 2002 he as served as President, Chief Executive Officer and a member of the Board of Directors. From May 1996 to August 1996, Mr. Jackson served as a Vice President of Vanstar Corporation, a computer hardware and services company. From May 1994 to May 1996, Mr. Jackson served as President and COO of Dataflex Corporation, a value-added reseller of computer hardware and services. From January 1986 to May 1994, Mr. Jackson served as Founder and President of Granite Computer Products, Inc., a corporate computer hardware reseller and services provider. Mr. Jackson holds an A.B. in History from the University of California, Berkeley.

        WENDY A. NIETO joined us in April of 2000 as Controller. Mrs. Nieto became Vice President of Finance in August 2001 and became Intraware's Chief Financial Officer and Senior Vice President of Finance in April 2002. Prior to joining Intraware, Mrs. Nieto was Director of Finance at Chiron Corporation, a biotechnology company. A Certified Public Accountant, Mrs. Nieto was also employed by various accounting firms. Mrs. Nieto holds a B.S. from California State University, Hayward and an M.B.A. from St. Mary's University.

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

        THOMAS M. GOVAN joined us in October of 2002 as Senior Vice President of Sales and Marketing. From 1999 to October 2002, Mr. Govan served as Vice President of Western Sales for Digital Island, a communication services company which was acquired by Cable & Wireless Corporation. From 1997 to 1999, Mr. Govan served as Director of Sales for Pacific Bell Network Integration, a division of Southwestern Bell Corporation. From 1994 to 1997 Mr. Govan served as Western Sales Director for Pacific Access Computers, a systems integrator, and from 1990 to 1994 he served as Western Sales Manager for Syntrex Technologies, Inc., a network systems integrator. Mr. Govan holds a B.S. in Business Management and Marketing from Oakland University in Rochester, Michigan.

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

        FROST R. R. PRIOLEAU joined us as the Vice President of SubscribeNet in December 1998. Mr. Prioleau became Executive Vice President of Products and Services in November 1999, and President of Intraware and a member of the Board of Directors in December 2000. In August 2002, Mr. Prioleau resigned as President and assumed the part-time position of Senior Advisor. He continues to serve as a member of the Board of Directors. From March 1989 to October 1998, Mr. Prioleau served successively as Vice President and President and Chief Executive Officer of P2 Holdings Corporation, a rapid prototyping and services provider. P2 Holdings Corporation filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in December 1998. Mr. Prioleau holds a B.S.E. in Engineering Management Systems from Princeton University.

        BRENDAN A. MCLOUGHLIN has served as a member of our Board of Directors since July 2002. He is a member of our Audit Committee and of our Litigation Committee and is the Chairman of our Compensation Committee. From September 1998 to April 2001 Mr. McLoughlin served as Senior Vice President of Sales at Navigation Technologies Corporation, a database software company. From August 1997 to June 1998 he served as Senior Vice President of Sales for Fujitsu Personal Computer Company, and from September 1996 to July 1997 he served as Senior Vice President of World-Wide Sales at Vision Tek Corporation, a 3D graphic accelerator company. From May 1993 to August 1996 he served as Senior Vice President of World-Wide Sales at Dataflex Corporation, a value-added reseller of computer hardware and services. From 1983 to 1993, Mr. McLoughlin held various management positions at Compaq Computer Corporation, including Vice President of North American Corporate Sales. From 1968 to 1983 he held various positions at IBM

Corporation. Mr. McLoughlin holds a B.A. in Business Administration from Belmont Abbey College and has completed executive management courses at Harvard University Business School and the University of Pennsylvania Wharton School of Business.

        RONALD E. F. CODD has served as a member of our Board of Directors since January 1999. He is the Chairman of our Audit Committee and is a member of our Compensation Committee and our Litigation Committee. From January 1999 to March 2002, Mr. Codd served as the President and Chief Executive Officer and a member of the Board of Directors of Momentum Business Applications, Inc., a publicly held company engaged in software application development activities. Prior to that, Mr. Codd served as Senior Vice President of Finance and Administration of PeopleSoft, Inc., a developer and marketer of enterprise application software, from 1994 until December 1998 and as Vice President and Chief Financial Officer from September 1991 to 1994. Mr. Codd holds a Masters in Management from the J.L. Kellogg Graduate School of Management at Northwestern University and a B.S. in Business from the University of California, Berkeley. Mr. Codd serves on the boards of directors of Interwoven, Inc., Adept Technology, Inc. and Virage, Inc. Mr. Codd has notified us of his resignation from our Board of Directors effective May 15, 2003.

        PETER F. PERVERE has served as a member of our Board of Directors since March 2003. He is a member of our Audit Committee and our Compensation Committee. From April 1997 until February 2000 Mr. Pervere served as Vice President and Chief Financial Officer, and from February 2000 to May 2002 he served as Senior Vice President and Chief Financial Officer, of Commerce One, Inc., an e-commerce procurement and supplier-management solutions company. From 1987 to April 1997, Mr. Pervere was at Sybase, Inc., serving as Vice President and Corporate Controller from 1991 to 1997. Prior to joining Sybase, Mr. Pervere served for five years on the auditing staff, including three years as an audit manager, at the accounting firm of Ernst & Young LLP. Mr. Pervere holds a B.A. degree in History from Stanford University. Mr. Pervere will become Chairman of the Audit Committee upon Mr. Codd's resignation from the Board of Directors.

Classified Board; Series B Director

        Intraware's certificate of incorporation provides for a classified Board of Directors consisting of three classes of directors, each serving staggered three-year terms. As a result, a portion of Intraware's Board of Directors are elected each year. Frost R. R. Prioleau and Peter F. Pervere have been designated Class I directors whose terms expire at the 2005 annual meeting of stockholders. However, in accordance with our bylaws, Mr. Pervere will be subject to election at our 2003 annual meeting of stockholders, as he was elected by the Board of Directors in March 2003 to a fill a vacancy on the Board. Ronald E. F. Codd and Brendan A. McLoughlin have been designated Class II directors. Mr. McLoughlin will be subject to election at the 2003 annual meeting of stockholders. Mr. Codd has tendered his resignation from the Board effective May 15, 2003, and therefore will not be standing for re-election to the Board. Mark B. Hoffman and Peter H. Jackson have been designated Class III directors whose terms expire at the 2004 annual meeting of stockholders. All members of the Board of Directors are elected by the holders of our common stock and preferred stock.

        Our Series B-1 Preferred Stock holders have the right to designate a member of our Board of Directors. Zomax Incorporated also has the right to designate a member of our Board of Directors. There are currently no members of our Board who are designated by our Series B-1 Preferred Stock holders or by Zomax Incorporated.

        Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of the directors, officers or key employees of Intraware.

Board Committees

        Intraware's Board has established an Audit Committee, a Compensation Committee and a Litigation Committee.

        Mr. Codd serves as Chairman of the Audit Committee and Messrs. Hoffman, McLoughlin and Pervere serve as members of the Audit Committee. Mr. Pervere will become Chairman of the Audit Committee upon Mr. Codd's resignation from the Board of Directors. The purposes of the Audit Committee are to:

  •
  Oversee our accounting and financial reporting processes and audits of our financial statements;

  •
  Assist the Board in oversight and monitoring of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor's qualifications, independence and performance, and (iv) our internal accounting and financial controls;

  •
  Prepare the report required by the Securities and Exchange Commission to be included in the Company's annual proxy statement;

  •
  Provide to the Board the results of its monitoring and recommendations derived therefrom; and

  •
  Provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters requiring the attention of the Board.

        Mr. McLoughlin serves as Chairman of the Compensation Committee and Messrs. Codd and Pervere serve as members of the Compensation Committee. The purposes of the Compensation Committee are to:

  •
  Review and approve the compensation and benefits of our executive officers;

  •
  Oversee our general compensation policies and practices; and

  •
  Administer our stock option and purchase plans.

        Messrs. McLoughlin and Codd serve as members of our Litigation Committee. The Litigation Committee is a temporary special committee of the Board consisting solely of independent directors who are not defendants in the securities class action litigation titled In re Intraware, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-9349 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The purpose of the Litigation Committee is to decide whether or not we should enter into one of the proposed settlements of that securities class action, or whether we should reject both proposals to settle that class action.

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

        Based solely on our review of the copies of such forms received or written representations from Reporting Persons, we believe that with respect to the fiscal year ended February 28, 2003, all the Reporting Persons complied with all applicable filing requirements, except as follows:

        On July 3, 2002, Ms. Nieto purchased 1,500 shares of our common stock in the open market. That purchase was reported on August 15, 2002.

        On November 6, 2002, the date of our annual meeting of stockholders, Messrs. Codd and Hoffman each received a non-discretionary option grant exercisable for 7,500 shares of our common stock. Those grants were reported on January 11, 2003.

        On January 6, 2003, Mr. Prioleau purchased 87,908 shares of our common stock through the exercise of an employee stock option, and sold 59,900 shares of our common stock in the open market. Those transactions were reported on January 9, 2003.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

        The table below summarizes the compensation earned for services rendered to Intraware in all capacities for the fiscal years ended February 28, 2001, 2002 and 2003 by Intraware's Chief Executive Officer and Intraware's next four most highly compensated executive officers. These executives are referred to as the Named Executive Officers elsewhere in this annual report.

Long-term Compensation Awards
Annual Compensation
Name and Principal Positions								Securities Underlying Options (#)
	Year	Salary ($)		Bonus ($)		Other ($)
Peter H. Jackson Chief Executive Officer, President and Director	2003 2002 2001	$ $ $	248,947 293,753 300,200	$ $ $	55,200 — 40,000	$ $ $	— — —	200,000 1,200,000 —
Wendy A. Nieto Chief Financial Officer and Senior Vice President	2003 2002 2001	$ $ $	144,325 141,316 118,333	$ $ $	2,500 5,000 1,385	$ $ $	— — —	150,000 70,000 74,375
James A. Brentanto Senior Vice President of Technology and Operations	2003 2002 2001	$ $ $	177,750 176,625 161,667	$ $ $	5,625 — 15,000	$ $ $	— — —	150,000 80,000 180,000
David L. Dunlap Senior Vice President of Business Development	2003 2002 2001	$ $ $	158,000 157,000 153,333	$ $ $	15,000 — 20,000	$ $ $	— — —	150,000 70,000 110,000
John J. Moss Vice President and General Counsel	2003 2002 2001	$ $ $	154,050 148,033 140,833	$ $ $	5,063 — 20,252	$ $ $	— — —	150,000 70,000 80,000
Norman A. Pensky Vice President Strategic Alliances and Channels	2003 2002 2001	$ $ $	145,953 148,629 151,400	$ $ $	77,974 102,482 188,119	$ $ $	— — —	100,000 80,000 170,000

Option Grants During Last Fiscal Year

        The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers in the fiscal year ended February 28, 2003, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock.

		% of Total Options Granted to Employees In Last Fiscal Year
	Number of Securities Underlying Options Granted (#)				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name			Exercise Price ($/share)	Expiration Date
					5%	10%
Peter H. Jackson	200,000	7.40%	$0.77	8/6/2012	$96,850	$245,436
Wendy A. Nieto	150,000	5.55%	$0.77	8/6/2012	$72,637	$184,077
James A. Brentano	150,000	5.55%	$0.77	8/6/2012	$72,637	$184,077
David L. Dunlap	150,000	5.55%	$0.77	8/6/2012	$72,637	$184,077
John J. Moss	150,000	5.55%	$0.77	8/6/2012	$72,637	$184,077
Norman A. Pensky	100,000	3.70%	$0.77	8/6/2012	$48,425	$122,718

Aggregate Option Exercises During Last Fiscal Year and Fiscal Year End Option Values

        The following table sets forth information with respect to the Named Executive Officers concerning option exercises for the fiscal year ended February 28, 2003, and exercisable and unexercisable options held as of February 28, 2003. The "Value of Unexercised In-the-Money Options at February 28, 2003" is based on a value of $1.02 per share, the fair market value of Intraware's common stock as of February 28, 2003, less the per share exercise price of the option, multiplied by the number of shares issued upon exercise of the option. All options were granted under our 1996 Stock Option Plan or our 1999 Non-Qualified Acquisition Stock Option Plan. Initial grants under those plans vest as to 25% of the shares one year after the grant date and as to remaining shares ratably over the next 36 months. Subsequent grants generally vest as to 12.5% of the shares 6 months after the grant date and as to the remaining shares ratably over the next 42 months.

			Number of Securities Underlying Unexercised Options at February 28, 2003 (#)
					Value of Unexercised In-the-Money Options at February 28, 2003 ($)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Peter H. Jackson	—	N/A	693,749	756,251	$216,325	$219,875
Wendy A. Nieto	—	N/A	88,019	206,356	$9,821	$43,079
James A. Brentano	—	N/A	218,748	261,252	$11,354	$44,546
David L. Dunlap	—	N/A	157,703	232,297	$10,220	$43,080
John J. Moss	—	N/A	137,079	222,921	$9,821	$43,079
Norman A. Pensky	—	N/A	70,416	279,584	$8,992	$33,608

Compensation Committee Interlocks and Insider Participation

        As of April 4, 2003 and during fiscal year 2003, none of the members of the Compensation Committee was an officer (or former officer) or employee of Intraware; none of the members of the Compensation Committee entered into (or agreed to enter into) any transaction or series of transactions with Intraware in which the amount involved exceeded $60,000; none of Intraware's executive officers served on the Compensation Committee of another entity where one of that entity's officers served on Intraware's Compensation Committee; and none of Intraware's executive officers was a director of another entity where one of that entity's officers served on Intraware's Compensation Committee.

Director Compensation

        In view of the increased workload and responsibilities of our non-employee directors since the enactment of new corporate governance laws and rules, we adopted a cash compensation program for our non-employee directors in March 2003. Our non-employee directors now receive the following cash compensation:

  •
  For Board Membership

  •
  Board Chairman receives annual retainer of $7,500 and each other non-employee director receives annual retainer of $5,000

  •
  Each non-employee Board member receives $500 fee per Board meeting, but no more than $4,000 in Board meeting fees per fiscal year

  •
  For Audit Committee Membership

  •
  Audit Committee Chairman receives annual retainer of $6,000 and each other Audit Committee member receives annual retainer of $4,000

  •
  Each Audit Committee member receives $500 fee per Audit Committee meeting, but no more than $3,000 in Audit Committee meeting fees per fiscal year

  •
  For Membership on Other Standing Board Committees (Excluding Temporary or Ad Hoc Committees)

  •
  Committee chairman receives annual retainer of $4,500 and each other committee member receives annual retainer of $3,000

  •
  Each committee member receives $500 per committee meeting, subject to a maximum of $2,000 in committee meeting fees per fiscal year

        In addition, we reimburse non-employee directors for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings. Directors who serve on the Board because of a contractual right to do so are not eligible for compensation under this program.

        Non-employee directors will continue to receive nondiscretionary stock option grants at the time they become directors and annually thereafter, under our 1998 Director Option Plan. In July 2002 Mr. McLoughlin received an option grant for 15,000 shares, in November 2002 Messrs. Codd and Hoffman each received an option grant for 7,500 shares, and in March 2003 Mr. Pervere received an option grant for 15,000 shares, under our 1998 Director Option Plan. Our 1998 Director Option Plan is described more fully in Note 9 to our "Notes to Consolidated Financial Statements."

        Our non-employee directors are currently Messrs. Hoffman, Codd, McLoughlin and Pervere.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

        In fiscal year 2002 we granted to each of Messrs. Jackson and Prioleau an option to purchase 600,000 shares of Intraware common stock, which are subject to accelerated vesting in the event of a change of control. Under the terms of each grant, each of Messrs. Jackson and Prioleau will receive one year of additional vesting beyond that provided for under the company's 1996 Stock Option Plan (see below) as to 450,000 shares upon any termination of his employment by Intraware without cause within twelve months following any change of control of Intraware or the announcement of any such change of control. In addition, each of Messrs. Jackson and Prioleau will receive one year of additional vesting beyond that provided for under the company's 1996 Stock Option Plan as to the other 150,000 shares upon any involuntary termination without cause within twelve months following any change of control of Intraware or the announcement of any such change of control, provided that change of control is pursuant to a sale, exchange or other disposition of substantially all of the assets or outstanding common shares of the company at an implied enterprise value of not less than $1.25 per outstanding common stock share.

        In addition, we have entered into change of control severance agreements with each of our executive officers. The agreements provide that if there is a change of control of Intraware, and any of such executive officers is involuntarily terminated without cause within twelve months following the change of control or the announcement of such change of control, Intraware will provide to the executive officer:

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

        Effective August 31, 2002, Frost R. R. Prioleau resigned from his position as President of Intraware and entered into an employment agreement with Intraware under which he serves part-time as Senior Advisor. The employment agreement became effective on September 1, 2002, and will terminate on August 31, 2003. Under the agreement, Mr. Prioleau earns an annual salary of $62,500. Mr. Prioleau will receive a bonus of $62,500 upon any public announcement by Intraware that we have achieved positive net income on a GAAP basis for our fiscal quarter ending August 31, 2003, or any prior fiscal quarter, or in the event of a sale, exchange or other disposition of substantially all of the assets or outstanding common shares of the Company at an implied enterprise value of not less than $1.25 per outstanding common share. Mr. Prioleau's compensation under this agreement is for his services as an employee of Intraware during the agreement term. Mr. Prioleau is also a member of our Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following tables set forth certain information regarding beneficial ownership of our common stock, our Series A Preferred Stock, and our Series B-1 Preferred Stock as of April 4, 2003 (except as otherwise noted) by (i) each of our directors, (ii) our Chief Executive Officer and the other four most highly compensated executive officers who earned more than $100,000 during the fiscal year ended

February 28, 2003 and who were still officers of Intraware on April 4, 2003 (these executives are referred to as the Named Executive Officers elsewhere in this Form 10-K), (iii) all of our directors and executive officers as a group, and (iv) each person or entity who is known by us to own beneficially more than 5% percent of that class of our stock.

        These tables are based on information provided to Intraware or filed with the Securities and Exchange Commission by Intraware's directors, executive officers and principal stockholders. To determine the beneficial ownership of our common stock by ComVest Venture Partners, L.P., Commonwealth Associates, L.P. and their affiliates in preparing the common stock table below, we relied on the Amendment to Schedule 13G filed by them on April 23, 2003. Unless otherwise indicated, the address for each stockholder listed in the following common stock and Series A Preferred Stock tables is c/o Intraware, Inc., 25 Orinda Way, Orinda, California 94563, and the address for each stockholder listed in the following Series B-1 Preferred Stock table is c/o Commonwealth Associates LP, 830 Third Avenue, New York, New York 10022. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned. Shares of common stock subject to options, warrants or other rights to purchase which are currently exercisable or are exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the persons holding such options, warrants or other rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Applicable percentage ownership in the following table is based on 52,107,150 shares of common stock outstanding as of April 4, 2003.

Common Stock

	Shares Beneficially Owned
Name and Address
	Number	Percentage
Zomax Incorporated(1)	6,097,561	11.7%
Peter H. Jackson(2)	3,203,548	6.0%
Palisade Capital Management L.L.C.(3)	2,870,000	5.5%
Passport Holdings, L.L.C.(4)	2,751,304	5.3%
Michael S. Falk(5)	2,680,114	5.1%
Mark B. Hoffman(6)	1,074,699	2.0%
Frost R. R. Prioleau(7)	869,714	1.6%
Norman A. Pensky(8)	306,291	*
James A. Brentano(9)	279,923	*
Ronald E. F. Codd(10)	214,448	*
Dave Dunlap(11)	201,351	*
John J. Moss(12)	163,584	*
Wendy A. Nieto(13)	109,188	*
Brendan A. McLoughlin(14)	3,545	*
Peter F. Pervere	—	*
All directors and officers as a group (12 Persons)(15)	6,451,811	11.7%

*
Less than 1% of the outstanding shares of common stock.

(1)
The information herein regarding Zomax Incorporated is based on filings by Zomax Incorporated with the Securities and Exchange Commission. The address for Zomax Incorporated is 5353 Nathan Lane, Plymouth, Minnesota 55442.

(2)
Includes 806,248 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 4, 2003. Also includes 2,100 shares held as custodian and 75 shares held as guardian by Mr. Jackson for Drew Jackson, 1,800 shares held as custodian and 200 shares held as guardian by Mr. Jackson for Connor Jackson, 3,000 shares held as custodian and 75 shares held as guardian by Mr. Jackson for Lindsey Jackson, and 2,700 shares held as custodian and 400 shares held as guardian by Mr. Jackson for Brett Jackson. Also includes 2,289,800 shares pledged by Mr. Jackson to Robertson Stephens, Inc. as collateral to secure a non-recourse loan from Robertson Stephens, Inc. to Mr. Jackson. As of April 4, 2003, the balance due on the loan was approximately $2,683,120. Under an agreement between Mr. Jackson and Robertson Stephens, Inc., Robertson Stephens, Inc. may sell as many of the pledged shares as is necessary to satisfy the remaining balance due on the loan. Any pledged shares remaining after satisfaction of the loan are to be returned to Mr. Jackson. Mr. Jackson is our President and Chief Executive Officer and a member of the Board of Directors.

(3)
The information herein regarding Palisade Capital Management L.L.C. is based on a Schedule 13G filed by Palisade Capital Management L.L.C. with the Securities and Exchange Commission on February 6, 2003. The address for Palisade Capital Management L.L.C. is One Bridge Plaza, Suite 695, Fort Lee, New Jersey 07024.

(4)
The information herein regarding Passport Holdings, L.L.C. is based on a Schedule 13G filed by Passport Holdings, L.L.C. with the Securities and Exchange Commission on April 25, 2003. The address of Passport Holdings, L.L.C. is One Sansome St., 39th Floor, San Francisco, California 94104.

(5)
Includes 137,101 shares of common stock issuable upon exercise of immediately exercisable warrants held by Mr. Falk. Also includes 2,445,551 shares of common stock beneficially owned by ComVest Venture Partners, L.P., 880 shares of common stock beneficially owned by Commonwealth Associates, L.P. (all of which are issuable upon exercise of immediately exercisable warrants), 33,492 shares of common stock beneficially owned by Commonwealth Associates Group Holdings, L.L.C. (all of which are issuable upon exercise of immediately exercisable warrants), as well as 63,090 shares of common stock beneficially owned by Commonwealth Associates Liquidation L.L.C. (all of which are issuable upon conversion of immediately convertible Series B-1 Preferred Stock). ComVest Management, L.L.C. is the general partner of ComVest Venture Partners, L.P. Commonwealth Management, L.L.C. is the general partner of Commonwealth Associates, L.P. Commonwealth Associates Group Holdings, L.L.C. is the sole member of ComVest Management, L.L.C. and Commonwealth Management, L.L.C. Mr. Falk is the Chairman and controlling equity owner of Commonwealth Associates Group Holdings, L.L.C.. The information herein regarding Mr. Falk is based on an Amendment to Schedule 13G filed by Mr. Falk with the Securities and Exchange Commission on April 23, 2003. The address for Mr. Falk is 830 Third Avenue, New York, New York 10022.

(6)
Includes 89,062 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 4, 2003. Also includes 276,243 shares of common stock issuable upon conversion of Series A Preferred Stock convertible within 60 days of April 4, 2003 and 55,248 shares of common stock issuable upon exercise of a warrant exercisable within 60 days of April 4, 2003. Excludes 40,000 shares of common stock held by the Annie Eleanor Hoffman 1993 Revocable Trust of which Mr. Hoffman disclaims beneficial ownership. Excludes 40,000 shares of common stock held by the Andrew Mark Hoffman 1993 Revocable Trust of which Mr. Hoffman disclaims beneficial ownership. Mr. Hoffman is the Chairman of our Board of Directors.

(7)
Includes 866,589 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 4, 2003. Mr. Prioleau is our Senior Advisor and a member of our Board of Directors.

(8)
Includes 157,291 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 4, 2003. Also includes an aggregate of 2,500 shares of common stock held by the Teri Pensky Irrevocable Trust, Valerie Pensky Irrevocable Trust, John Pensky Irrevocable Trust, Scott Pensky Irrevocable Trust, and the Sean Curtis Irrevocable Trust. Mr. Pensky is our Vice President of Strategic Alliances and Channels.

(9)
Includes 246,248 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 4, 2003. Mr. Brentano is our Senior Vice President of Technology and Operations.

(10)
Includes 79,062 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 4, 2003. Also includes 27,624 shares of common stock issuable upon conversion of Series A Preferred Stock convertible within 60 days of April 4, 2003 and 2,762 shares of common stock issuable upon exercise of a warrant exercisable within 60 days of April 4, 2003, held by Ronald E. F. Codd, trustee of the Codd Revocable Trust. Mr. Codd is a member of our Board of Directors.

(11)
Includes 181,453 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 4, 2003. Mr. Dunlap is our Senior Vice President of Business Development.

(12)
Includes 159,577 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 4, 2003. Mr. Moss is our Vice President and General Counsel.

(13)
Includes 106,300 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 4, 2003. Mrs. Nieto is our Chief Financial Officer and Senior Vice President of Finance.

(14)
Includes 3,545 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 4, 2003. Mr. McLoughlin is a member of our Board of Directors.

(15)
Includes an aggregate of 2,720,895 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 4, 2003. Also includes 303,867 shares of common stock issuable upon conversion of Series A Preferred Stock convertible within 60 days of April 4, 2003 and 58,010 shares of common stock issuable upon exercise of warrants within 60 days of April 4, 2003.

Series A Preferred Stock

			Shares Beneficially Owned (as converted into Common Stock)
	Shares Beneficially Owned (Series A Preferred Stock)
Name and Address
	Number	Percentage	Number	Percentage
Mark B. Hoffman(1)	276,243	21.3%	276,243	*
Susan A. Hoffman	276,243	21.3%	276,243	*
George M. Drysdale(2)	276,243	21.3%	276,243	*
Margaret Taylor	220,944	17.0%	220,944	*
Drysdale Partners	138,121	10.6%	138,121	*
David A. Duffield Trust	110,497	8.5%	110,497	*
Ronald E. F. Codd(3)	27,624	2.1%	27,624	*
Peter H. Jackson	—	—	—	—
Brendan A. McLoughlin	—	—	—	—
Peter F. Pervere	—	—	—	—
Frost R. R. Prioleau	—	—	—	—
Norman A. Pensky	—	—	—	—
James A. Brentano	—	—	—	—
David L. Dunlap	—	—	—	—
Wendy A. Nieto	—	—	—	—
John J. Moss	—	—	—	—
All directors and executive officers as a group (12 Persons)	303,867	23.4%	303,867	*

*
Less than 1% of the outstanding shares of common stock.

(1)
Mr. Hoffman is Chairman of our Board of Directors.

(2)
Includes 138,121 shares of Series A Convertible Preferred Stock owned by Drysdale Partners.

(3)
Shares held by Ronald E. F. Codd, trustee of the Codd Revocable Trust. Mr. Codd is a member of our Board of Directors.

Series B-1 Preferred Stock

Shares Beneficially Owned (as converted into Common Stock)
Shares Beneficially Owned (Series B-1 Preferred Stock)
Name and Address
	Number	Percentage	Number	Percentage
Robert Priddy	31,127	65.6%	374,769	*
Keith Rosenbloom	5,135	10.8%	61,825	*
Abrams Family X Partnership	2,620	5.5%	31,545	*
Tim Flynn	2,620	5.5%	31,545	*
Maurice Gallagher	2,620	5.5%	31,545	*
Mark B. Hoffman	—	—	—	—
Ronald E. F. Codd	—	—	—	—
Peter H. Jackson	—	—	—	—
Brendan A. McLoughlin	—	—	—	—
Peter F. Pervere	—	—	—	—
Frost R. R. Prioleau	—	—	—	—
Norman A. Pensky	—	—	—	—
James A. Brentano	—	—	—	—
David L. Dunlap	—	—	—	—
Wendy A. Nieto	—	—	—	—
John J. Moss	—	—	—	—
All directors and executive officers as a group (12 Persons)	—	—	—	—

*
Less than 1% of the outstanding shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Michael Falk, who was a member of our Board of Directors from April 2001 until May 9, 2002, is Chairman and Chief Executive Officer of Commonwealth Associates Group Holdings, L.L.C. Commonwealth Associates Group Holdings, L.L.C. wholly owns Commonwealth Management, L.L.C., the general partner of Commonwealth Associates, L.P. Commonwealth Associates, L.P. acted as placement agent in our financing completed in May 2002, in which we issued common stock and warrants in a private placement to institutional and individual investors, for aggregate gross proceeds of $3.9 million. For its placement agency services in that transaction, we paid Commonwealth Associates, L.P. $231,400 in fees and reimbursed them for $70,000 in expenses. We also issued to Commonwealth Associates, L.P. a 5-year warrant to purchase 295,200 shares of our common stock at an exercise price of $1.00 per share, and a 5-year warrant to purchase 59,040 shares of our common stock at an exercise price of $1.19 per share (the exercise price of the latter warrant has since been reduced to $1.07 and the number of shares subject to that warrant has been increased to 65,605).

        Commonwealth Associates Group Holdings, L.L.C. wholly owns ComVest Management, LLC, which is the general partner of ComVest Venture Partners, L.P. Michael Falk is a manager of ComVest Management, L.L.C. ComVest Venture Partners purchased 250,000 shares of our common stock and a warrant for 50,000 shares of our common stock for $250,000 in our May 2002 financing (see Note 7 of our "Notes to Consolidated Financial Statements").

        In August 2002 we entered into a strategic alliance agreement with Zomax Incorporated, a leading international outsource provider of supply chain management services. Under our agreement, Zomax has the right to market and resell the SubscribeNet solution as part of its suite of outsourcing services. The agreement provides for Zomax' payment to Intraware of $15 million in periodic license fees over 10 years, subject to certain conditions, including Zomax' right to cancel the agreement at any time on one year's notice. The agreement also provides for Zomax' payment of periodic royalties for completed SubscribeNet sales, and fees for referrals of new customers who purchase other Zomax services. The agreement also restricts Intraware and Zomax from selling competitive services to one another's existing customers and from entering into a similar relationship with one another's competitors. At the time we signed this agreement, Zomax also invested $5 million in Intraware, acquiring approximately 12% of our common stock through a private placement. Zomax has appointed an observer to our Board of Directors and has the right to change that observer to a director. We describe the relationship between Zomax and Intraware further in Part IV, Item 15 "Exhibits, Financial Statement Schedules and Reports on Form 8-K," Note 2 of our "Notes to Consolidated Financial Statements," and Part IV, Item 15 "Exhibits, Financial Statement Schedules and Reports on Form 8-K," Note 7 of our "Notes to Consolidated Financial Statements."

ITEM 14. CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        (b)    Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1. FINANCIAL STATEMENTS

  See Item 8 above.

  2. FINANCIAL STATEMENT SCHEDULE

  Schedule II is omitted as the required information is contained within the Notes to the Consolidated Financial Statements.

  3. EXHIBITS

Exhibit Number
2	(1)	Asset Purchase Agreement dated as of May 15, 2002 by and between Intraware, Inc. and Computer Associates International, Inc. (the Registrant agrees to furnish a copy of any omitted schedule to the Commission upon request).
3(i).1	(2)	Amended and Restated Certificate of Incorporation of Intraware, Inc.

3(i).2	(2)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock.
3(i).3	(3)	Certificate of Elimination of Series B Convertible Preferred Stock.
3(i).4	(3)	Certificate of Designations, Preference and Rights of Series B-1 Convertible Preferred Stock.
3(ii)	(4)	Amended and Restated Bylaws of Intraware, Inc.
4.1	(5)	Specimen Common Stock Certificate.
4.2	(6)	Form of Warrant issued in connection with the June 2000 sale of Series A, B and C Convertible Preferred Stock.
4.3	(7)	Form of Warrant issued in connection with the January 2001 sale of Series A Convertible Preferred Stock.
4.4	(2)	Form of Warrant issued in connection with the April 2001 sale of Series B Convertible Preferred Stock.
4.5	(8)	Warrant issued to CorpSoft, Inc. in May 2001.
4.6	(9)	Warrant Agreement dated May 24, 2002 between Intraware, Inc. and Commonwealth Associates, L.P. and Form of Investor Warrant Certificate.
4.7	(9)	Form of Placement Agent Warrant with $1.00 exercise price.
4.8	(9)	Form of Placement Agent Warrant with $1.19 exercise price.
10.1	(10)*	Form of Indemnification Agreement between Intraware and each of its directors and officers.
10.2	(11)*	1996 Stock Option Plan, as amended, and form of agreements thereunder.
10.3	(12)*	1998 Employee Stock Purchase Plan and form of agreements thereunder.
10.4	(11)*	1998 Director Option Plan and form of agreements thereunder.
10.5	(13)*	1999 Non-Qualified Acquisition Stock Option Plan and form of agreements thereunder.
10.6	(10)	Form of Registration and Information Rights Agreement.
10.7	(10)	Sleepy Hollow Investment Company Office Lease made August 23, 1996 between Sleepy Hollow Investment Company and Intraware.
10.8	(10)	First Amendment to the Lease for Intraware entered into as of May 5, 1997 by and between Intraware and Sleepy Hollow Investment Company I.
10.9	(10)	Second Amendment to the Lease for Intraware entered into as of March 31, 1998 by and between Intraware and Sleepy Hollow Investment Company I.
10.10	(6)	Securities Purchase Agreement dated as of June 29, 2000 by and among Intraware and the investors listed on the Schedule of Buyers.
10.11	(14)	Form of Redemption and Amendment Agreement, dated as of January 10, 2001, by and among Intraware and the investors set forth therein.
10.12	(14)	Registration Rights Agreement dated as of January 10, 2001, by and among Intraware and the investors set forth therein.
10.13	(7)	Preferred Stock and Warrant Purchase Agreement, dated January 12, 2001, by and among Intraware and the investors set forth therein.

10.14	(7)	Registration Rights Agreement, dated January 12, 2001, by and among Intraware and the investors set forth therein.
10.15	(2)	Form of Placement Agency Agreement, dated April 2, 2001 between Intraware and the placement agent for the offering of the Series B Convertible Preferred Stock.
10.16	(2)	Form of Subscription Agreement, dated April 2, 2001, between Intraware and the purchasers of Intraware's Series B Convertible Preferred Stock.
10.17	(2)	Form of Registration Rights Agreement dated April 2, 2001, by and among Intraware and the investors set forth therein.
10.18	(15)*	Form of Change of Control Severance Agreement between Intraware, Inc. and certain executive officers of Intraware.
10.19	(4)+	Sales Alliance Agreement dated June 28, 2001 between CorpSoft, Inc. and Intraware, Inc.
10.20	(3)	Exchange Agreement, dated August 31, 2001 by and among Intraware and the investors named therein.
10.21	(3)	Registration Rights Agreement, dated August 31, 2001 by and among Intraware, Inc. and the investors named therein.
10.22	(9)	Form of Subscription Agreement, dated May 24, 2002 by and among Intraware, Inc. and the investors named therein.
10.23	(9)	Form of Registration Rights Agreement, dated May 24, 2002 by and among Intraware, Inc., Commonwealth Associates, L.P. and the investors named therein.
10.24	(9)	Placement Agency Agreement, dated May 10, 2002 by and between Intraware, Inc. and Commonwealth Associates, L.P.
10.25	(16)*	Employment Agreement dated July 17, 2002 between Intraware, Inc. and Frost R. R. Prioleau.
10.26	(17)	Form of Registration Rights Agreement, dated August 12, 2002, by and between Intraware, Inc. and Zomax Incorporated.
10.27	(17)	Form of Common Stock Purchase Agreement, dated August 12, 2002, by and between Intraware, Inc. and Zomax Incorporated.
11		See Note 1 to our "Notes to Consolidated Financial Statements" on page F-7.
23.1		Consent of Independent Accountants.
99.1		Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*
Indicates management contract or compensatory plan or arrangement.

+
Confidential treatment has been requested for certain portions of this exhibit.

(1)
Incorporated by reference to Intraware's Current Report on Form 8-K dated May 23, 2002 (File No. 000-25249) and filed with the Securities and Exchange Commission on May 31, 2002.

(2)
Incorporated by reference to Intraware's Current Report on Form 8-K dated April 2, 2001 (File No. 000-25249) and filed with the Securities and Exchange Commission on April 13, 2001.

(3)
Incorporated by reference to Intraware's Current Report on Form 8-K dated August 31, 2001 (File No. 000-25249) and filed with the Securities and Exchange Commission on September 21, 2001.

(4)
Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the Quarter ended August 31, 2001 (File No. 000-25249), filed with the Securities and Exchange Commission on October 15, 2001.

(5)
Incorporated by reference to Amendment No. 2 to Intraware's Registration Statement on Form S-1 (File No. 333-69261), filed with the Securities and Exchange Commission on January 29, 1999.

(6)
Incorporated by reference to Intraware's Current Report on Form 8-K dated June 29, 2000 (File No. 000-25249), filed with the Securities and Exchange Commission on July 3, 2000.

(7)
Incorporated by reference to Intraware's Current Report on Form 8-K dated January 12, 2001 (File No. 000-25249), filed with the Securities and Exchange Commission on January 23, 2001.

(8)
Incorporated by reference to Intraware's Annual Report on Form 10-K for the Year ended February 28, 2002 (File No. 000-25249), filed with the Securities and Exchange Commission on May 29, 2002.

(9)
Incorporated by reference to Intraware's Registration Statement on Form S-3 (File No. 333-90442), filed with the Securities and Exchange Commission on June 13, 2002.

(10)
Incorporated by reference to Intraware's Registration Statement on Form S-1 (333-69261), filed with the Securities and Exchange Commission on December 18, 1998.

(11)
Incorporated by reference to Intraware's Registration Statement on Form S-8 (File No. 333-53902), filed with the Securities and Exchange Commission on January 18, 2001.

(12)
Incorporated by reference to Intraware's Registration Statement on Form S-8 (File No. 333-74209), filed with the Securities and Exchange Commission on March 10, 1999.

(13)
Incorporated by reference to Intraware's Registration Statement on Form S-8 (File No. 333-93823), filed with the Securities and Exchange Commission on December 30, 1999.

(14)
Incorporated by reference to Intraware's Current Report on Form 8-K dated January 12, 2001 (File No. 000-25249) and filed with the Securities and Exchange Commission on January 16, 2001.

(15)
Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the Quarter ended May 31, 2001 (File No. 000-25249), filed with the Securities and Exchange Commission on July 13, 2001.

(16)
Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the Quarter ended August 31, 2002 (File No. 000-25249), filed with the Securities and Exchange Commission on October 15, 2002.

(17)
Incorporated by reference to Intraware's Current Report on Form 8-K dated August 12, 2002 (File No. 000-25249), filed with the Securities and Exchange Commission on September 11, 2002.

(b)
REPORTS ON FORM 8-K

  None.

(c)
EXHIBITS

  See Item 15(a)(3) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRAWARE, INC.
Dated: April 30, 2003	By:	/s/ PETER H. JACKSON Peter H. Jackson President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ PETER H. JACKSON (Peter H. Jackson)	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2003
/s/ WENDY A. NIETO (Wendy A. Nieto)	Chief Financial Officer and Senior Vice President of Finance (Principal Financial and Accounting Officer)	April 30, 2003
/s/ MARK B. HOFFMAN (Mark B. Hoffman)	Chairman of the Board of Directors	April 30, 2003
/s/ RONALD E. F. CODD (Ronald E. F. Codd)	Director	April 30, 2003
/s/ BRENDAN A. MCLOUGHLIN (Brendan A. McLoughlin)	Director	April 30, 2003
/s/ PETER F. PERVERE (Peter F. Pervere)	Director	April 30, 2003
/s/ FROST R. R. PRIOLEAU (Frost R. R. Prioleau)	Director	April 30, 2003

Chief Executive Officer Certification

        I, Peter H. Jackson, President and Chief Executive Officer of Intraware, Inc. certify that:

          (1)  I have reviewed this annual report on Form 10-K of Intraware, Inc. (the "registrant");

          (2)  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          (3)  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          (4)  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              (i)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (ii)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (iii)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          (5)  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

              (i)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (ii)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          (6)  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated April 30, 2003

/s/ PETER H. JACKSON Peter H. Jackson President and Chief Executive Officer of Intraware, Inc. (Principal Executive Officer)

Chief Financial Officer Certification

        I, Wendy A. Nieto, Chief Financial Officer and Senior Vice President of Finance of Intraware, Inc. certify that:

        (1)  I have reviewed this annual report on Form 10-K of Intraware, Inc. (the "registrant");

        (2)  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        (3)  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        (4)  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (i)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (ii)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (iii)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        (5)  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

          (i)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (ii)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        (6)  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated April 30, 2003

/s/ WENDY A. NIETO Wendy A. Nieto Chief Financial Officer and Senior Vice President of Finance of Intraware, Inc. (Principal Financial and Accounting Officer)

INTRAWARE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants

To the Board of Directors and Stockholders of Intraware, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Intraware, Inc. and its subsidiaries at February 28, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets during the year ended February 28, 2003 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

San Francisco, California
March 18, 2003

INTRAWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for per share amounts)

	February 28, 2003	February 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$6,841	$2,979
Accounts receivable, net	1,521	2,717
Prepaid licenses, services and cost of deferred revenue	329	4,028
Other current assets	338	928

Total current assets	9,029	10,652
Cost of deferred revenue	37	357
Property and equipment, net	1,859	5,900
Intangible assets, net	—	1,583
Goodwill, net	—	6,979
Other assets	11	1,048

Total assets	$10,936	$26,519

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$683	$5,930
Accrued expenses	1,189	1,071
Notes payable	—	5,210
Warrants	—	347
Deferred revenue	2,495	5,668
Related party deferred revenue	525	—
Capital lease and other obligations	1,495	1,746

Total current liabilities	6,387	19,972
Deferred revenue	183	855
Related party deferred revenue	223	—
Capital lease and other obligations	906	2,235

Total liabilities	7,699	23,062

Commitments and contingencies (Note 5)
Redeemable convertible preferred stock; $.0001 par value; 10,000 shares authorized:
Series A; 1,298 and 1,547 shares issued and outstanding at February 28, 2003 and 2002, respectively (aggregate liquidation preference of $2,350 and $2,800 at February 28, 2003 and 2002, respectively).	2,109	2,513
Series B-1; 49 and 111 shares issued and outstanding at February 28, 2003 and 2002, respectively (aggregate liquidation preference of $486 and $1,115 at February 28, 2003 and 2002, respectively).	364	834

Total redeemable convertible preferred stock	2,473	3,347

Stockholders' equity:
Common stock; $0.0001 par value; 250,000 shares authorized; 52,101 and 40,447 shares issued and outstanding at February 28, 2003 and 2002, respectively.	5	4
Additional paid-in-capital	152,870	144,140
Unearned stock-based compensation	(32)	(1,618)
Accumulated deficit	(152,079)	(142,416)

Total stockholders' equity	764	110

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$10,936	$26,519

The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)

	For the Years Ended
	February 28, 2003	February 28, 2002	February 28, 2001
Revenues:
Software product sales	$2,622	$36,801	$98,809
Online services and technology	6,872	14,015	23,027
Alliance and reimbursement	4,271	2,621	—
Related party online services and technology	277	—	—

Total revenues	14,042	53,437	121,836

Cost of revenues:
Software product sales	1,972	29,304	80,417
Online services and technology	2,385	3,752	4,773
Alliance and reimbursement	2,023	1,210	—

Total cost of revenues	6,380	34,266	85,190

Gross profit	7,662	19,171	36,646

Operating expenses:
Sales and marketing	5,430	12,647	37,564
Product development	6,184	10,119	19,632
General and administrative	3,017	6,898	20,451
Amortization of intangibles	1,085	6,125	5,248
Amortization of goodwill	—	2,397	3,297
Restructuring	1,239	2,356	2,841
Impairment of assets	792	—	—
Loss on abandonment of assets	128	6,735	6,019

Total operating expenses	17,875	47,277	95,052

Loss from operations	(10,213)	(28,106)	(58,406)
Interest expense	(2,650)	(2,728)	(660)
Interest and other income and expenses, net	544	(3,844)	675
Gain on sale of Asset Management software business	2,656	—	—

Net loss	(9,663)	(34,678)	(58,391)
Deemed dividend due to beneficial conversion feature of preferred stock, manditorily redeemable convertible preferred stock accrued dividend and accretion to redemption value	—	(2,696)	(10,026)

Net loss attributable to common stockholders	$(9,663)	$(37,374)	$(68,417)

Basic and diluted net loss per share attributable to common stockholders	$(0.20)	$(1.18)	$(2.57)

Weighted average shares—basic and diluted	47,722	31,690	26,647

The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock			Accumulated Other Comprehensive Gain (Loss)
			Additional Paid-In Capital		Unearned Stock-Based Compensation	Accumulated Deficit	Stockholders' Equity	Comprehensive Gain (Loss)
	Shares	Amount
Balance at February 29, 2000	25,993	$3	$107,037	$(136)	$(6,954)	$(49,347)	$50,603
Exercise of stock options, net of repurchase of unvested stock	213	—	681	—	—	—	681
Issuance of common stock for employee stock purchase program	250	—	1,719	—	—	—	1,719
Issuance of common stock for Janus Technologies, Inc. including deferred stock-based compensation	1,169	—	20,600	—	(1,500)	—	19,100
Issuance of preferred stock with warrants, net of issuance costs of $165	—	—	4,600	—	—	—	4,600
Redemption of preferred stock	750	—	2,126	—	—	—	2,126
Accretion of preferred stock to redemption value and deemed dividend relating to beneficial conversion feature	—	—	(10,026)	—	—	—	(10,026)
Beneficial conversion feature on preferred stock	—	—	4,666	—	—	—	4,666
Deferred stock-based compensation for options forfeited	—	—	(778)	—	778	—	—
Amortization of unearned compensation	—	—	—	—	3,214	—	3,214
Net loss	—	—	—	—	—	(58,391)	(58,391)	$(58,391)
Other comprehensive loss:
Unrealized investment gain	—	—	—	136	—	—	136	136

Total comprehensive loss								$(58,255)

Balance at February 28, 2001	28,375	3	130,625	—	(4,462)	(107,738)	18,428
Exercise of stock options and warrants, net of repurchased common stock	39	—	41	—	—	—	41
Issuance of common stock for employee stock purchase program	302	—	253	—	—	—	253
Deferred stock-based compensation for options forfeited	—	—	(386)	—	386	—	—
Issuance of preferred stock with warrants, net of issuance costs of $380	—	—	524	—	—	—	524
Beneficial conversion feature on preferred stock	—	—	2,696	—	—	—	2,696
Deemed dividend relating to beneficial conversion feature on preferred stock	—	—	(2,696)	—	—	—	(2,696)
Issuance of warrants in connection with reseller arrangement	—	—	1,588	—	—	—	1,588
Amortization of unearned compensation	—	—	—	—	2,555	—	2,555
Options and warrants issued below fair value for services	—	—	226	—	—	—	226
Conversion of preferred stock into common stock	4,318	—	4,015	—	—	—	4,015
Options issued below fair value	—	—	97	—	(97)	—	—
Exercise of common stock warrants	7,413	1	7,157	—	—	—	7,158
Net loss	—	—	—	—	—	(34,678)	(34,678)	$(34,678)
Other comprehensive loss								—

Total comprehensive loss								$(34,678)

Balance at February 28, 2002	40,447	4	144,140	—	(1,618)	(142,416)	110
Exercise of stock options and warrants, net of repurchase of unvested common stock	399	—	389	—	—	—	389
Issuance of common stock for employee stock purchase program	214	—	139	—	—	—	139
Deferred stock-based compensation for options forfeited	—	—	(544)	—	544	—	—
Issuance of common stock with warrants, net of issuance costs of $727	8,738	1	5,840	—	—	—	5,841
Notes payable converted common stock and warrants, net of issuance costs of $210
Reclassification of warrants to equity	—	—	891	—	—	—	891
Amortization of unearned stock-based compensation	—	—	—	—	1,042	—	1,042
Conversion of preferred stock into common stock	1,003	—	874	—	—	—	874
Options issued for services	—	—	63	—	—	—	63
Net loss	—	—	—	—	—	(9,663)	(9,663)	$(9,663)
Other comprehensive loss								—

Total comprehensive loss								$(9,663)

Balance at February 28, 2003	52,101	$5	$152,870	$—	$(32)	$(152,079)	$764

The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except for per share amounts)

	For the years ended
	February 28, 2003	February 28, 2002	February 28, 2001
Net loss	$(9,663)	$(34,678)	$(58,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,830	5,590	5,083
Amortization of goodwill and intangibles	1,085	8,524	8,545
Amortization of unearned compensation	1,042	2,555	3,214
Provision (reduction) for allowance for doubtful accounts	28	(498)	1,418
Gain on sale of fixed assets	(1)	—	—
Gain on sale of Asset Management software business	(2,656)	—	—
Warrants adjustment to fair value	(460)	3,974	—
Amortization of discount on note payable	1,845	1,717	—
Impairment of assets	792	—	—
Loss on abandonment of assets	128	6,735	7,146
Amortization of warrant charge offset against revenue	936	652	—
Options to purchase common stock issued for services	63	226	—
Changes in assets and liabilities:
Accounts receivable	1,168	7,481	25,046
Prepaid licenses, services and cost of deferred revenue	2,679	19,807	3,983
Other assets	1,595	2,158	745
Accounts payable	(5,247)	(9,430)	(28,250)
Accrued expenses	(466)	(2,868)	(2,093)
Deferred revenue	(1,897)	(22,348)	(3,053)

Net cash used in operating activities	(5,199)	(10,403)	(36,607)

Cash flows from investing activities:
Purchase of property and equipment	(554)	(235)	(10,595)
Purchase of investments	—	—	(9,786)
Proceeds from sales of investments	—	—	40,794
Proceeds from acquisitions	—	—	187
Restricted cash	—	1,739	(1,739)
Proceeds from sale of Asset Management software business	9,500	—	—
Proceeds from sale of fixed assets	7	265	635

Net cash provided by investment activities	8,953	1,769	19,496

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	—	(3,261)	1,640
Proceeds from notes and warrants, net of issuance costs	—	6,399	—
Proceeds from preferred stock and warrants, net of issuance costs	—	3,220	30,035
Payments for redemption of preferred stock and warrants	—	—	(23,354)
Dividends paid	—	—	(649)
Principal payments on notes payable	(5,700)	—	—
Proceeds from common stock and warrants, net of issuance costs and repurchases	7,404	296	2,400
Principal payments on capital lease obligations	(1,596)	(2,087)	(1,928)

Net cash provided by financing activities	108	4,567	8,144

Net increase (decrease) in cash and cash equivalents	3,862	(4,067)	(8,967)
Cash and cash equivalents at beginning of the year	2,979	7,046	16,013

Cash and cash equivalents at end of the year	$6,841	$2,979	$7,046

Supplemental disclosure of cash flow information:
Cash paid for interest	$501	$699	$660
Supplemental non-cash activity:
Property and equipment leases	$16	$366	$6,069
Prepaid maintenance leases	$—	$—	$349
Common stock and options issued for acquisitions	$—	$—	$20,600
Common stock and warrants issued for preferred stock redemption	$—	$—	$2,140
Common stock issued for preferred stock conversion and warrant exercises	$1,139	$11,172	—
Reclassification of warrants to equity	$891	$—	$—
Notes payable converted to common stock and warrants	$1,078	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Overview

        We were incorporated in Delaware on August 14, 1996. We are a leading provider of electronic software delivery and management (ESDM) solutions. Our ESDM solutions help software publishers reduce operational and support costs, increase customer satisfaction and retention, accelerate and strengthen the software revenue recognition processes, and comply with U.S. export regulations. We also offer complementary products and services, including enterprise software sales and marketing, and global web-based content caching and delivery.

Principles of consolidation

        These consolidated financial statements include our accounts and those of our wholly owned subsidiaries Intraware Canada, Inc. and Intraware Europe Limited. Intraware Canada, Inc. dissolved effective March 5, 2003. We have eliminated all significant inter-company balances and transactions.

Liquidity considerations

        We have suffered recurring losses and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. During the year ended February 28, 2003, we took substantial steps to strengthen our financial foundation. During that year we raised approximately $18 million in new capital (see Notes 7 and 13), retired all of our notes payable with an aggregate principal balance of $7 million (see Notes 7 and 8), and narrowed our net loss attributable to common stockholders to $9.7 million for the year ended February 28, 2003, as compared to a net loss attributable to common stockholders of $37.4 million for the year ended February 28, 2002. Despite these steps, we continue to experience recurring losses and negative cash flows from operations. While we plan to reach sustainable positive cash flow through new product offerings and expansion of our customer base, without additional capital financing, there is no assurance that we will succeed in doing so or that we will generate sufficient revenue to enable us to continue operations over the longer term.

        Our future capital requirements will depend on many factors, including our ability to increase revenue levels and/or reduce costs of operations to generate positive cash flows, our ability to launch and successfully sell our planned new products and services, our ability to increase market acceptance of our current services, the timing and extent of expenditures to support expansion of sales and marketing efforts, and timeliness of collections of our accounts receivable. As a result, any projections of our future cash needs are subject to substantial uncertainty.

        We have historically been able to satisfy our cash requirements through revenues combined with financing and investing activities. However, our ability to generate increased revenues and cash flows and, if necessary, raise additional capital is also subject to substantial uncertainty, given the challenging economic environment currently prevailing in the technology sector. The bid price of our common stock has been below $1.00 numerous times over the past 12 months. If we fail to meet the $1.00 minimum bid price requirement or the other standards for continued listing on the Nasdaq SmallCap Market, our common stock will likely be delisted and our ability to generate both sales and additional capital will likely be adversely affected.

        Accordingly, while our cash position, working capital and net losses from operations have improved substantially during the year ended February 28, 2003, we continued to suffer recurring losses and negative cash flows from operations for that period, and will continue to do so for at least the majority of our 2004 fiscal year. There is no assurance that we will achieve profitability, or that we will be able to generate sufficient cash from operations to sustain ourselves, or that we will be able to raise additional capital if needed to continue as a going concern.

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

Concentration of credit risk

        Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. Deposits in these financial institutions may exceed the amount of insurance, if any, provided on such deposits. Our accounts receivable are derived from revenue earned from customers located primarily in the United States of America. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon our historical experience and the expected collectibility of all accounts receivable. During the years ended February 28, 2003, 2002, and 2001 allowance for doubtful accounts write-offs were approximately $80,000, $850,000, and $530,000, respectively.

        During the years ended February 28, 2003, 2002, and 2001, two, one, and zero customers accounted for greater than 10% of total revenue, respectively. During the years ended February 28, 2003, 2002 and 2001, revenue from customers that accounted for greater than 10% of total revenue was $7.2 million, $6.9 million and zero, respectively.

        As of February 28, 2003 and 2002, three and two customers accounted for greater than 10% of our accounts receivable, respectively.

Fair value of financial instruments

        Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and bank borrowings are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

        We consider all investments with remaining maturities at the balance sheet date of less than one year to be short-term marketable securities and all investments with maturities greater than one year to be long term marketable securities. These investments are carried at fair-market-value and are classified as "available-for-sale." Changes in fair market value are recorded as a component of other comprehensive income until realized. Realized gains and losses are determined based on the specific identification method and are reflected in other income and unrealized gains and losses are reflected on the statement of stockholders' equity as other comprehensive income/loss.

        As of February 28, 2003 and 2002, we did not have any short-term or long-term investments.

Foreign currency translation

        The functional currency of our foreign subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive loss as a component of stockholders' equity and were not significant during the periods presented. Net gains and losses resulting from foreign exchange transactions are included in other income and expenses, net and were not significant during the periods presented.

Property and equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment under capital lease is capitalized at the present value of the future minimum lease payments. We provide for depreciation and amortization by charges to expense, which are sufficient to recover the cost of the assets over their estimated useful lives on a straight-line basis. Leasehold improvements and assets acquired pursuant to capital leases are amortized over the lesser of the lease term or the estimated useful life of the improvement. Depreciation and amortization periods by principal classifications are as follows:

Furniture and office equipment	5 years
Computer equipment and software	3 years
Leasehold improvements	1 - 5 years

        When assets are sold or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the asset and accumulated depreciation and amortization accounts, respectively. Upon the disposition of property and equipment, the accumulated depreciation and amortization is deducted from the original cost and any gain or loss on that sale or disposal is credited or charged to operating expenses.

        Maintenance, repairs, and minor renewals are charged to expense as incurred.

        Expenditures that substantially increase an asset's useful life are capitalized.

Goodwill and Intangible assets

        Goodwill and other intangible assets are carried at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over the economic lives of the respective assets, generally one and a half to four years.

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and other Intangible Assets," goodwill amortization was discontinued as of March 1, 2002, and $1.2 million of intangibles relating to assembled workforce was subsumed into goodwill. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with the reporting unit's carrying amount, including goodwill. If the carrying amount of our reporting units exceeds the reporting unit's fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of our reporting unit's goodwill with the carrying amount of that goodwill. We completed our first phase impairment analysis during the quarter ended May 31, 2002, and found no instances of impairment. There were no goodwill or intangibles recorded at February 28, 2003, due to the inclusion of the remaining goodwill balance in the determination of the gain on sale of our Asset Management software business during the quarter ended May 31, 2002 (see Note 13). Previous period amortization of assembled workforce has been reclassified to the amortization of goodwill line item in the consolidated statements of operations for all periods presented.

        The changes in the carrying amount of goodwill during year ended February 28, 2003, are as follows (in thousands):

Balance as of March 1, 2002	$6,979
Goodwill included in the determination of the gain related to the sale of Asset Management software business	(6,979)

Balance as of February 28, 2003	$—

        Summarized below are the effects on our net loss and net loss per share data if we had followed the amortization provisions of SFAS No. 142 (in thousands, except per share amounts):

	For the Years Ended
	February 28, 2002	February 28, 2001
Reported net loss attributable to common stockholders	$(37,374)	$(68,417)
Addback: Goodwill amortization	2,397	3,297

Adjusted net loss	$(34,977)	$(65,120)

	For the Years Ended
	February 28, 2002	February 28, 2001
Basic and diluted net loss per share:
Reported net loss per share attributable to common stockholders	$(1.18)	$(2.57)
Addback: Goodwill amortization	0.08	0.12

Adjusted net loss per share attributable to common stockholders	$(1.10)	$(2.45)

Long-lived assets

        During the year ended February 28, 2003, we assessed the impairment of tangible long-lived assets in accordance with the provisions of Statement on Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." As of February 28, 2002, we assessed the impairment of identifiable tangible and intangible long-lived assets and related goodwill in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." We also assessed the impairment of enterprise level goodwill periodically in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we compare the book value of such assets to the future undiscounted cash flows attributed to those assets. If the book value is greater than the future undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

Revenue recognition

        We derive online services and technology revenues primarily from electronic software delivery and management (ESDM) services (our SubscribeNet service), from professional services, and from the sale of proprietary software licenses and related maintenance. In the past, the proprietary software licenses we sold were primarily licenses to use our asset management software; however, we may recognize future revenues as a result of our plan to sell licenses for our proprietary software underlying our SubscribeNet service and related maintenance.

        We derive alliance and reimbursement revenue from our alliance agreement with Software Spectrum (see Note 2). The revenue from Software Spectrum consists of a percentage of the gross profit derived from the sales of Sun ONE software licenses and maintenance services, and reimbursement for the costs of maintaining a sales team dedicated to selling Sun ONE software for Software Spectrum. This revenue is recognized as we provide the services to Software Spectrum. The reimbursement revenue is recognized in accordance with Emerging Issues Task Force ("EITF") No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which generally requires that a company recognize as revenue travel expense and other reimbursable expenses billed to customers.

        We derive software product revenues from resold licenses and maintenance for multiple business software product lines. We may recognize future revenues for complementary SubscribeNet services provided by other third parties but sold through Intraware as part of a comprehensive ESDM business solution.

        We defer online services and technology revenues related to ESDM services (our SubscribeNet service) and related professional services and generally recognize them ratably over the term of the service arrangement. Some SubscribeNet services provided to new customers involve significant implementation or customization essential to the functionality of our SubscribeNet services. In those cases, we defer revenue recognition until the services go-live date is reached. The go-live date is the date on which the essential functionality has been delivered or on which the services site enters the production environment, or the point at which no additional customization is required. When we sell additional services related to the original SubscribeNet agreement, revenue is recognized ratably over the remaining term of the agreement, commencing with the delivery of the additional services. The revenue is included in online services and technology.

        We recognize revenue when all of the following conditions are met:

  •
  There is persuasive evidence of an arrangement;

  •
  We provide the service to the customer or we have made the software available for customer download through our website, or shipped the software to the customer;

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

Deferred revenue

        Deferred revenue consists primarily of billings or payments received in advance of revenue recognition from the sale of ESDM services, software licenses, software maintenance, and software research and evaluation services. Such revenue is recognized as revenue recognition criteria are met.

Prepaid licenses, services and cost of deferred revenue

        Prepaid licenses and services consist primarily of orders for software licenses and subscription services in advance of resale and are expensed when the related revenue is recognized. In addition to these orders, cost of deferred revenue consists of third party maintenance that has been deferred and recognized over the service period (generally 12 months).

Capitalized Software

        During fiscal year 2000, we adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs for the development of internal use software should be capitalized, including the costs of coding, software configuration, upgrades and enhancements. Product development costs include costs incurred by us to develop, enhance and manage our website and online services. Capitalized costs of computer software developed or obtained for internal use for the years ended February 28, 2003 and 2002, were approximately $27,000 and $96,000, respectively. Previously capitalized costs of computer software developed or obtained for internal use are amortized over three years. At February 28, 2003 and 2002, the unamortized balance for costs of computer software obtained or developed for internal use was $0.5 million and $2.7 million, respectively. For the years ended February 28, 2003, 2002 and 2001, accumulated amortization for costs of computer software developed or obtained for internal use was approximately $4.3 million, $2.3 million and $2.1 million, respectively. For the years ended February 28, 2003, 2002 and 2001, amortization expense for costs of computer software developed or obtained for internal use was approximately $1.7 million, $2.3 million and $1.8 million, respectively.

        In our fiscal year 2003, we implemented a plan to sell licenses for our proprietary software underlying our SubscribeNet service. Such development costs are being accounted for in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to product development expense in the accompanying consolidated statements of operations.

Advertising expense

        We utilize online seminars known as webinars, print and online advertising, trade shows, direct mail, online promotions and regional marketing development to expand product and brand awareness in the information technology professional community. All advertising costs are expensed as incurred. Advertising costs amounted to approximately $357,000 for the year ended February 28, 2003, $590,000 for the year ended February 28, 2002, and $7.9 million for the year ended February 28, 2001.

Stock-based compensation

        We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and its related interpretations and comply with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and related SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services."

        The following table illustrates the effect on net loss attributable to common stockholders and net loss attributable to common stockholders per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share data).

	For the year ended,
	February 28, 2003	February 28, 2002	February 28, 2001
Net loss attributable to common stockholders as reported	$(9,663)	$(37,374)	$(68,417)
Add: unearned stock-based compensation expense included in reported net income	1,042	2,555	3,214
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(4,674)	(10,662)	(21,116)

Pro forma	$(13,295)	$(45,481)	$(86,319)

Net loss attributable to common stockholders per share—basic and diluted
As reported	$(0.20)	$(1.18)	$(2.57)

Pro forma	$(0.28)	$(1.44)	$(3.24)

        We calculated the fair value and value of each option grant on the date of grant during the years ended February 28, 2003, 2002 and 2001, respectively, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	For the year ended,
	February 28, 2003	February 28, 2002	February 28, 2001
Risk-free interest rates	2.48% - 4.44%	3.53% - 4.72%	6.73% - 4.59%
Expected lives (in years)	4	4	4
Dividend yield	0%	0%	0%
Expected volatility	142%	158%	159%

        We calculated the fair value of the stock issued under the employee stock purchase plan for the years ended February 28, 2003, 2002 and 2001, respectively, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	October-02	April-02	October-01	April-01	October-00	April-00
Risk-free interest rates	1.64%	1.96%	2.20%	4.23%	5.72%	5.74%
Expected lives (in months)	6	6	6	6	6	6
Dividend yield	0%	0%	0%	0%	0%	0%
Expected volatility	120%	151%	194%	139%	96%	185%

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

        The following table sets forth the computation of basic and diluted net loss per share as well as securities that are not included in the diluted net loss per share attributable to common stockholders calculation because to do so would be antidilutive:

	For the years ended
	February 28, 2003	February 28, 2002	February 28, 2001
	(in thousands, except per share amounts)
Numerator:
Net loss	$(9,663)	$(34,678)	$(58,391)
Deemed dividend due to beneficial conversion feature of redeemable convertible preferred stock, manditorily redeemable convertible preferred stock accrued dividend and accretion to redemption value	—	(2,696)	(10,026)

Net loss attributable to common stockholders	$(9,663)	$(37,374)	$(68,417)

Denominator:
Weighted average shares	47,723	31,737	27,104
Weighted average unvested common shares subject to repurchase	(1)	(47)	(457)

Denominator for basic and diluted calculation	47,722	31,690	26,647

Basic and diluted net loss per share attributable to common stockholders	$(0.20)	$(1.18)	$(2.57)

Antidilutive securities including options, warrants, convertible redeemable preferred stock and unvested common shares subject to repurchase not included in net loss per share attributable to common stockholders	13,777	14,701	10,928

Comprehensive Loss

        We comply with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Comprehensive loss has been included in the Statement of Stockholders' Equity for all periods presented.

Segment information

        We adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." We identify our operating segments based on business activities, management responsibility and geographical location. During the years ended February 28, 2003, 2002, and 2001, we operated in a single business segment providing online purchasing and delivery services for business software in the United States of America.

Recent accounting pronouncements

        In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies the guidance in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the FASB acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect a material effect on our financial position and results of operations from the adoption of SFAS 146.

        In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing what the impact of the guidance would have on our financial statements.

        In November 2002, the EITF issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. We adopted the disclosure provisions of FIN 45 in our year ended February 28, 2003.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, ("SFAS No. 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FAS 123." SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, ("SFAS No. 123") "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendments to the transition and disclosure provisions shall be effective for fiscal years ending after December 15, 2002. The amendment to Opinion 28 shall be effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Because we currently have no investments in variable interest entities, we expect the adoption of the provisions of FIN 46 will not have a material impact on the consolidated results of operations or financial position.

Reclassification

        Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2    Alliances

Resale of Sun ONE (formerly iPlanet) Software by Intraware and Software Spectrum (formerly Corporate Software)

        In October 1998, we entered into an agreement with Netscape Communications Corporation for our resale and electronic distribution of Netscape software to end-users in North America. The agreement also allowed us to use Netscape products internally. In 1999, America Online, Inc. acquired Netscape and formed an alliance with Sun Microsystems, Inc. to manage Netscape's business software division. In September 1999, we signed an agreement with Sun for our resale and electronic distribution of Netscape business software (marketed by Sun under the brands "Sun/Netscape Alliance," "iPlanet" and ultimately "Sun ONE") and related maintenance services to end-users in North America. In July 2001, this agreement was replaced by a new agreement between Intraware and Sun for our resale and electronic distribution of Sun ONE software and maintenance services in North America. Concurrently with entering into this July 2001 software resale agreement with Sun, we assigned the agreement to CorpSoft, Inc., as detailed below. (CorpSoft later merged with Software Spectrum, Inc., and we refer to the combined entity as Software Spectrum below.)

        In June 2001, we signed an agreement with Software Spectrum under which we transferred to Software Spectrum our Sun ONE software resale business, including our agreement with Sun for resale of Sun ONE software and maintenance services. Software Spectrum has assumed primary responsibility for resale of Sun ONE software and related maintenance under that agreement with Sun. However, we continue to assist Software Spectrum in its sales and marketing of Sun ONE software and maintenance, and also provide our SubscribeNet service to Software Spectrum to enable it to deliver Sun ONE software to its customers electronically. As part of this arrangement, Software Spectrum pays us a percentage of the gross profit derived from its sales of Sun ONE software licenses and maintenance services, and reimburses us for our cost in maintaining a team dedicated to sales of Sun ONE software licenses and maintenance (included in alliance and reimbursement revenue line item on the consolidated statement of operations). The term of this agreement will expire in June 2003 and is renewable for subsequent one-year terms. We continue to maintain a separate relationship with Sun (see below) under which we provide fulfillment services, that is, electronic delivery of Sun software on a case-by-case basis to fulfill initial license sales. The June 2001 agreement with Software Spectrum was part of our transition out of the business of reselling third-party software. At the time we announced this agreement, we also ceased reselling all other third-party software except in a limited manner in connection with our proprietary products and services.

        During the years ended February 28, 2003 and 2002, Software Spectrum reimbursed us $4.2 million and $2.6 million, respectively, for the salaries of the sales team dedicated to selling Sun ONE software and the gross profit derived from its sales of Sun ONE software licenses and maintenance services (included in alliance and reimbursement revenue). During the years ended February 28, 2003 and 2002, we recorded revenue from SubscribeNet services provided under this contract of $1.4 million and $1.1 million, respectively (included in online services and technology revenue). An amount of $592,000 and $620,000 was recorded in accounts receivable as of February 28, 2003 and 2002, respectively from Software Spectrum.

Resale of SubscribeNet Service by Zomax Incorporated

        On August 12, 2002, we entered into a strategic alliance agreement with Zomax Incorporated ("Zomax"), an international outsource provider of process management services. The agreement provides for Zomax' marketing and resale of our SubscribeNet ESDM service to its global customer base. Under the agreement, Zomax will pay a minimum license fee totaling $15 million to us over 10 years, subject to some conditions, including Zomax' right to cancel the agreement at any time with one year's notice. The annual minimum license fee is based on a graduated scale, beginning with $500,000 in the first year of the agreement and escalating to $2.2 million in the final year of the agreement. On the first anniversary of the agreement, the minimum license fee for the following twelve-month term will be $900,000. Zomax will also pay us non-refundable quarterly service fees, based on sales of the SubscribeNet service by Zomax, over the term of the agreement. Under this agreement, our SubscribeNet service is the only ESDM solution Zomax may sell and Zomax is the only supply chain management outsourcing industry company we may authorize to resell our SubscribeNet service. Under the agreement, on September 3, 2002, Zomax paid to us a $1 million prepayment to be applied against future fees. As part of the agreement, we are also a non-exclusive lead generator for Zomax' products and services, through which we can receive fees based on the generation of completed leads for Zomax for the first 12 months of the strategic alliance agreement. Lastly, we will reimburse Zomax for one-half of the base salary of a product sales manager, up to a maximum amount. Concurrent with signing this agreement, we completed a private placement of common stock to Zomax (see Note 7).

        At February 28, 2003, deferred revenue and accounts receivable balances related to this agreement totaled approximately $748,000 and zero, respectively. During twelve months ended February 28, 2003, we recognized approximately $277,000 of revenue, related to this agreement.

Services Agreement with Sun Microsystems, Inc.

        In October 1998 we entered into a services agreement with Netscape Communications Corporation for our provision of the SubscribeNet service and other services to Netscape for its entire product line and worldwide customer base. In March 1999, America Online, Inc. acquired Netscape, and America Online formed an alliance with Sun Microsystems, Inc. to manage Netscape's business software division. In July 1999, we entered into a new services agreement with Sun, replacing the old services agreement with Netscape. Under the services agreement with Sun, we provided the SubscribeNet service and other maintenance services to Sun for the Netscape line of business software, which Sun sold under the brands "Sun/Netscape Alliance," "iPlanet," and ultimately "Sun ONE." In December 2000, we amended the SubscribeNet services agreement to add a related service whereby we electronically delivered iPlanet software to fulfill initial software licenses purchased by customers directly from Sun (the "fulfillment service"), and also extended the agreement term through June 2003.

        In April 2002, we entered into a new services agreement with Sun, which replaced our prior services agreement with Sun. The new agreement became effective in July 2002. Under this new agreement, we provided our SubscribeNet ESDM and fulfillment services to Sun for the Sun ONE product line, and at Sun's option, for additional Sun software products. The fulfillment services under that agreement consist of our making Sun ONE software products electronically available to Sun customers on a one-time basis upon their purchase of initial licenses for that software. The term of this agreement was to expire in June 2003, with a one-year renewal term. Sun may terminate this agreement for its convenience at any time upon 90 days' notice.

        In October 2002, Sun and Intraware amended that agreement, making the SubscribeNet service cancelable by either party at the end of any calendar quarter, provided the canceling party gave 30 days' notice. Sun canceled the SubscribeNet service under that agreement effective March 31, 2003. As of March 1, 2003, we and Sun amended the agreement to extend the fulfillment portion of the agreement through June 2004. However, the fees payable by Sun for our fulfillment service have been reduced substantially effective March 1, 2003.

        At February 28, 2001, 2002 and 2003, deferred revenue under the July 1999 and April 2002 Services Agreements between Sun and Intraware totaled approximately $1.7 million, $913,000 and $383,000, respectively. During the years ended February 28, 2001, 2002 and 2003, we recognized $5.2 million, $3.0 million and $2.4 million, respectively, of revenue related to this agreement.

Alliances for Resale of Argis Software Licenses and Related Services

Computer Associates International, Inc.

        In July 2001 we signed an agreement with Computer Associates International, Inc., a leading provider of enterprise management software, for Computer Associates' resale of our Asset Management ("Argis") suite of products and maintenance to its customers worldwide. Computer Associates resold the Argis suite as an integrated component of its Unicenter infrastructure management software. Under the agreement, Computer Associates paid us our list fees, less prescribed discount percentages, for the Argis software products and related maintenance services. The term of the agreement would have expired in July 2002 and could have been renewed for subsequent periods. This agreement was terminated in May 2002, when Computer Associates acquired our Argis software business (See Note 13).

Software Spectrum

        In May 2001 we signed an agreement with CorpSoft, Inc. (now Software Spectrum), a leading business software reseller and provider of software asset management solutions, for its resale of our Argis suite of products in North America. Under this agreement, our Argis suite was the exclusive information technology asset management repository solution being sold by Software Spectrum in North America, and Software Spectrum acted as our exclusive reseller of the Argis suite in North America. These exclusivity provisions of the agreement were subject to exceptions (including an exception for the above agreement with Computer Associates), and could terminate completely in certain circumstances. Software Spectrum paid us our list fees, less prescribed discount percentages, for the Argis software products and related maintenance, training and professional services. We recognized the associated revenue based on the criteria described in Note 1. In addition, we agreed to issue to Software Spectrum a fully-vested nonforfeitable warrant to purchase 800,000 shares of our common stock at $1.71 per share, the average closing price of our common stock from May 8, 2001 to May 21, 2001. Of the 800,000 shares subject to the warrant, 200,000 would have become exercisable on November 30, 2001, and 100,000 would have become exercisable on February 28, 2002, had Software Spectrum attained prescribed sales goals for our fiscal quarters ended on those dates. However, Software Spectrum did not attain those goals; therefore, these shares will become exercisable on the earlier of either May 22, 2005 (the fourth anniversary date of the agreement) or any termination of the agreement. Of the remaining 500,000 shares subject to the warrant, 100,000 will become exercisable on a quarterly basis, if Software Spectrum attains its prescribed sales goals. If any of these sales goals are not attained, the relevant shares will become exercisable on the earlier of either May 22, 2005, or any termination of the agreement. The term of the warrant is ten years. The fair value of the warrant was approximately $1.6 million on May 22, 2001, computed using the Black-Scholes option-pricing model. This fair value was recorded as prepaid distribution costs which are included in other assets and were recognized as a reduction of revenue over the lesser of a ratable charge over the 24-month term of the arrangement or the period of time it takes for Software Spectrum to generate $1.6 million in Argis revenue. At February 28, 2003, there was no remaining unamortized portion of these prepaid distribution costs. During the years ended February 28, 2003 and 2002 we recorded the amortization of these prepaid distribution costs as a non-cash offset to revenue of approximately $936,000 and $652,000, respectively. In May 2002 this agreement was assigned to Computer Associates in connection with our sale of our Asset Management software (see Note 13).

NOTE 3    BALANCE SHEET COMPONENTS:

	February 28, 2003	February 28, 2002
	(in thousands)	(in thousands)
Accounts receivable, net:
Accounts receivable	$1,548	$2,797
Allowance for doubtful accounts	(27)	(80)

	$1,521	$2,717

Property and equipment, net:
Computer equipment and software	$11,916	$15,617
Furniture and office equipment	1,003	1,409
Leasehold improvements	113	462
Other	—	24

	13,032	17,512
Less: accumulated depreciation and amortization	(11,173)	(11,612)

	$1,859	$5,900

Intangible assets, net:
Acquired technology	—	9,500
Less: accumulated amortization	—	(7,917)

	$—	$1,583

Goodwill, net:
Goodwill	$—	$10,773
Less: accumulated amortization	—	(3,794)

	$—	$6,979

Accrued liabilities:
Accrued compensation and benefits	523	684
Customer deposits	194	4
Other	472	383

	$1,189	$1,071

Current portion of capital lease and other obligations:
Capital leases	$1,495	$1,725
Other	—	21

	$1,495	$1,746

        Property and equipment includes approximately $4.3 and $5.0 million of computer equipment and software and furniture and office equipment under capital leases at February 28, 2003 and 2002, respectively. Accumulated amortization of assets under capital leases totaled approximately $3.7 million and $3.0 million at February 28, 2003 and 2002, respectively.

NOTE 4    INCOME TAXES

        As of February 28, 2003, we had approximately $125 million of federal and $58 million of state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts between 2012 and 2022. Because of cumulative ownership changes, federal loss carry forwards totaling approximately $93 million and state loss carry forwards totaling approximately $43 million are subject to limitation. At February 28, 2003, $32 million and $15 million of federal and state net operating losses, respectively, are available without limitation to offset future taxable income. Should there be a change of ownership in the future, the available net operating losses may be further limited.

        As of February 28, 2003, Intraware had approximately $932,000 and $770,000 of federal and state research and development credit carryforwards, respectively. These federal credits will expire in various years through 2022 if not utilized. The California credits can be carried forward indefinitely.

        Approximately $3.4 million of the valuation allowance relates to stock option deductions that, if recognized, will be recorded as a credit to shareholders' equity.

        Based upon our limited operating history and losses incurred to date, management does not believe the realization of the related deferred tax assets meets the recognition criteria required by generally accepted accounting principles, and accordingly, a full valuation allowance has been recorded to reduce the carrying value of the deferred tax assets to zero. Changes in our valuation allowance for the years ended February 28, 2003, 2002, and 2001 were approximately $1,000, $14,000 and $15,000, respectively.

        Net deferred assets are composed of the following (in thousands):

	February 28, 2003	February 28, 2002
Deferred tax assets:
Net operating loss carryforwards	$44,994	$45,090
Fixed asset basis difference	376	1,361
Research and development credits	1,440	1,507
Accruals and reserves	147	1,316

Total deferred tax assets	46,957	49,274
Valuation allowance	(46,957)	(45,931)

Total deferred tax assets	—	3,343

Deferred tax liabilities:
Acquired intangibles	—	(3,343)

Total deferred tax liabilities	—	(3,343)

Net deferred tax assets	$—	$—

        The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for the year summarized below:

	February 28, 2003	February 28, 2002	February 28, 2001
Provision computed at federal statutory rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of federal benefit	0.00%	(4.99)%	(3.03)%
Amortization of goodwill	3.85%	1.80%	0.77%
Impairment of goodwill	26.50%	0.00%	0.00%
Amortization of deferred compensation	3.69%	1.97%	0.80%
Other	(1.39)%	(4.62)%	4.19%
Change in valuation allowance	1.35%	39.84%	31.27%

Provision for income taxes	0.00%	0.00%	0.00%

NOTE 5    COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

        We lease our office facilities and certain equipment under noncancelable operating lease agreements, which expire at various dates through our fiscal year ending 2006. The leases require that we pay all costs of maintenance, utilities, insurance and taxes. Rent expense under these leases totaled approximately $878,000, $1.5 million, and $4.0 million during the years ended February 28, 2003, 2002 and 2001, respectively.

        In connection with our strategic reorganization in August 2001, as discussed in Note 11, we vacated one of our San Francisco Bay Area offices. In addition, certain of the assets in that location were written down to their net realizable value, during the three months ended August 31, 2001, as a loss on abandonment of assets. During the year ended February 28, 2002, we agreed to sell the related furniture and fixtures to the landlord. These assets were financed by capital leases. In order to obtain title to these assets for purposes of the sale to landlord, we paid cash of approximately $243,000 and renegotiated our capital lease with the leasing company.

        Future minimum lease payments under all noncancelable operating and capital leases at February 28, 2003, are as follows (in thousands):

Year Ending February 28,	Capital Leases	Operating Leases
2004	1,716	535
2005	950	561
2006	—	284

Total miminum lease payments	2,666	$1,380

Less: amount representing interest	(265)

Present value of minimum lease payments	2,401
Less: current portion	(1,495)

Long-term lease obligation	$906

Indemnifications

        In the course of our business, we have given indemnities and made commitments and guarantees under which we may be required to make payments. These indemnities include:

  •
  Intellectual Property Indemnities to Customers.  Our service agreements with our customers typically contain provisions that indemnify our customers for damages and costs resulting from claims alleging that our services infringe the intellectual property rights of a third party. We have also entered into software license agreements indemnifying the licensees for damages and costs resulting from claims alleging that the software infringes third-party intellectual property rights. The duration of these indemnities is typically unlimited. Our potential payments under these indemnities are in some cases limited (e.g., to the fees paid to us under the contract or to another amount) and are in other cases unlimited. Where we have given such indemnities for third-party software licenses that we resold, we have typically received similar indemnities from the software publishers. We plan to continue to license software and provide industry-standard indemnities to our licensees and our service customers.

  •
  Intellectual Property Indemnity to Acquiror of Asset Management Business.  In the May 2002 sale of our Asset Management software business to Computer Associates International, Inc., we agreed to indemnify Computer Associates for damages and costs incurred by it in connection with claims alleging that the software and technology we sold to them infringes the intellectual property rights of third parties. This indemnity will remain in effect until May 2007. Our maximum potential payment under this indemnity is $9.5 million.

  •
  Indemnities to Private Investors.  In our private placements of stock, we have made representations and warranties to the investors and placement agents, and have agreed to indemnify them for any damages and costs they incur as a result of our breach of those representations and warranties. We also have signed registration rights agreements with private investors under which we indemnify them for damages they incur as a result of our failure to maintain the effectiveness of registration statements. The duration of our indemnities to our investors under the respective stock and warrant purchase agreements is two years from the closing, other than the purchase agreements for our June 2000 warrants and our January 2001 Series A Preferred Stock and warrants, which provide for indemnities of unlimited duration. Our indemnities to our investors under the respective registration rights agreements expire upon termination of our registration obligations, which is typically the date the securities are salable under Rule 144(k) under the Securities Act of 1933. Our potential payments under these indemnities are unlimited.

  •
  Indemnities to Directors and Officers.  We indemnify our directors and officers for damages and costs incurred in the performance of their duties, to the extent permitted by Delaware law. The duration of, and our potential payments under, these indemnities are unlimited, subject to Delaware law.

        We have historically received only a very limited number of requests for indemnification under these agreements and have not been required to make material payments under them. Accordingly, we have not recorded a liability related to these indemnification provisions.

Legal Proceedings

        In October 2001, we were served with a summons and complaint in a purported securities class action lawsuit. On or about April 19, 2002, we were served with an amended complaint in this action, which is now titled In re Intraware, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-9349 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The amended complaint is brought purportedly on behalf of all persons who purchased our common stock from February 25, 1999 (the date of our initial public offering) through December 6, 2000. It names as defendants Intraware; three of our present and former officers and directors, and several investment banking firms that served as underwriters of our initial public offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that the underwriters misused their securities analysts to manipulate the price of our stock. No specific damages are claimed.

        Lawsuits containing similar allegations have been filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which Intraware and its three named current and former officers and directors are a part, on common pleadings issues. On or about October 9, 2002, the Court entered and ordered a Stipulation of Dismissal, which dismissed the three named current and former officers and directors from the litigation without prejudice. On February 19, 2002, the Court entered an order denying in part the issuer defendants' omnibus motion to dismiss, including those portions of the motion to dismiss relating to Intraware. No discovery has been served on us to date. We believe we have meritorious defenses to these claims and intend to defend against them vigorously. We are not presently able to estimate losses, if any, related to this lawsuit.

        On February 28, 2003 a purported securities class action lawsuit, Liu v. Credit Suisse First Boston et al., was filed in the United States District Court, Southern District of Florida. The defendants are Credit Suisse Group, several of Credit Suisse Group's current and former directors and officers, and several public companies and certain of their current and former directors and officers, including Intraware and its chief executive officer and former chief financial officer. The suit alleges that the defendants engaged in a scheme to under-price initial public offerings and then artificially inflate prices of those stocks in the aftermarket, in violation of Florida blue sky law, Sections 11, 12 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the common law of fraud and negligence. The suit seeks unspecified damages, restitution, and injunctive relief. We believe we have meritorious defenses to these claims and intend to defend against them vigorously. We are not presently able to estimate losses, if any, related to this lawsuit.

        We are also subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

NOTE 6    REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

        Redeemable Convertible Preferred Stock (Preferred Stock) activity was as follows (in thousands):

	Preferred Stock
	Shares	Amount
Balance at February 29, 2000	—	$—
Issuance of Preferred Stock with warrants, net of issuance costs of $65	3	20,769
Redemption of Preferred Stock	(3)	(25,480)
Accretion of Preferred Stock to redemption value and deemed dividend relating to beneficial conversion feature	—	9,377
Issuance of Series A Preferred Stock with warrants, net of issuance costs of $100	2,873	4,666
Beneficial conversion feature on Series A Preferred Stock	—	(4,666)

Balance at February 28, 2001	2,873	4,666
Issuance of Series B-1 Preferred Stock with warrants, net of issuance costs of $380	360	2,696
Beneficial conversion feature on Series B-1 Preferred Stock	—	(2,696)
Deemed dividend relating to beneficial conversion feature on Series B-1 Preferred Stock	—	2,696
Conversion of Series A Preferred Stock into common stock	(1,328)	(2,153)
Conversion of Series B-1 Preferred Stock into common stock	(248)	(1,862)

Balance at February 28, 2002	1,657	3,347
Conversion of Series A Preferred Stock into common stock	(248)	(404)
Conversion of Series B-1 Preferred Stock into common stock	(63)	(470)

Balance at February 28, 2003	1,346	$2,473

        On June 30, 2000, we entered into a financing arrangement with institutional investors to issue a maximum of 2,500 shares of 9% Redeemable Convertible Preferred Stock for a maximum of $25 million in proceeds. The $25 million was advanced to us on June 30, 2000. The conversion price of the Preferred Stock was to be set in three tranches during three pricing periods between July 5, 2000 and September 5, 2000, based on the average price of our common stock during each of those periods. If the average price of our common stock fell below a certain level during any of those periods, we could elect to redeem that tranche of Preferred Stock and refund that portion of the proceeds to the investors. The market value of our common stock declined during this sixty-day period and we ultimately agreed to permit the investors to retain approximately 900 shares for total proceeds of approximately $9.2 million. We repaid the remaining $15.8 million of advanced proceeds to the investors in August 2000 and September 2000. We also issued warrants to purchase up to 346,967 shares of our common stock at an exercise price of $12.68 in connection with the financing. The warrants expire in June 2004.

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

        In January 2001, we redeemed all of the outstanding Preferred Stock in exchange for our payment of $7.5 million in cash, our issuance of 750,000 shares of our common stock (market value of $2.06 per share on the day immediately preceding the redemption date), and an adjustment of the exercise price of the warrants from $12.68 to $2.03, which was the closing bid price of our common stock on the day immediately preceding the redemption date. Since then, the exercise price of those warrants has been reduced to $1.43 as a result of an anti-dilution feature of the warrants, which was triggered by our subsequent issuances of preferred stock, common stock and warrants to third parties. The redemption value was $9.6 million and we recorded an accretion charge of $3.4 million representing the difference in the carrying amount of Preferred Stock of $6.2 million and the value of the redemption, as follows (in millions):

Cash	$7.5
Common Stock	1.5
Warrants	0.6

Redemption value	9.6
Less: Carrying value of Preferred Stock	(6.2)

Accretion Charge	$3.4

        Had we not redeemed the Preferred Stock, we may have been obligated to make additional dividend payments, pay additional cash penalties and potentially redeem the outstanding Preferred Stock for approximately $11 million, due to our failure to meet certain financial requirements at November 30, 2000, as set forth in the governing agreements.

        As a result of anti-dilution protections relating to the Series A Redeemable Convertible Preferred Stock issuance (see below) on January 16, 2001, the common stock warrants were adjusted to be exercisable at a price of $1.94 per share.

        As a result of anti-dilution protections relating to the Series B-1 Redeemable Convertible Preferred Stock issuance (see below) on April 2, 2001, our debt financings with warrants (see Note 8) on August 31 and September 20, 2001, our issuance of common stock with warrants on May 24, 2002, and our issuance of common stock on August 12, 2002, the common stock warrants were adjusted to be exercisable at a prices of $1.84, $1.58, $1.54, $1.50 and $1.43 per share, respectively.

Series A

        On January 16, 2001, we raised $5.2 million in financing through the sale of a new class of Series A Redeemable Convertible Preferred Stock and warrants to investors. Under the terms of this financing, we issued an aggregate of 2,872,922 shares of Redeemable Convertible Preferred Stock at a per share price of $1.81 and warrants to purchase 287,284 shares of common stock at an exercise price of $1.99, or 110% of the purchase price of the Redeemable Convertible Preferred Stock. The warrants expire four years from the issuance date. The purchase price for the Redeemable Convertible Preferred Stock was the average closing price of our common stock during the ten trading-day period ending January 11, 2001, plus a 15% premium. Each share of Redeemable Convertible Preferred Stock is convertible into one share of common stock at the election of the holder and entitles the holder to a liquidation preference equal to the amount of the original investment, in the event of liquidation, winding-up or our dissolution. The Redeemable Convertible Preferred Stock does not have a dividend; however, the stockholders do participate in dividends declared to common stockholders. No common dividends have been declared during the years ended February 28, 2003, 2002, and 2001. The Redeemable Convertible Preferred Stock is not subject to adjustments to the conversion ratio, except for proportional adjustments in the event of a split or combination of the common stock. The holders of the Series A Redeemable Convertible Preferred Stock vote together as a single class with each share of Series A Redeemable Convertible Preferred Stock having the number of votes equal to the number of shares of common stock into which the Series A Redeemable Convertible Preferred Stock could be converted. Proceeds from this financing were allocated based on relative fair values of the Preferred Stock and warrants issued. During fiscal year 2001 we recognized a deemed dividend of $4.7 million that increased the net loss attributable to common stockholders. This charge was calculated based on the difference between the accounting conversion price of the Preferred Stock and the fair market value of our common stock on the commitment date.

        During the year ended February 28, 2003, approximately 248,000 shares of our Series A Redeemable Convertible Preferred Stock were converted into 248,000 shares of common stock. At February 28, 2003, approximately 1.3 million shares of Series A Redeemable Convertible Preferred Stock remained outstanding.

Series B-1

        On April 2, 2001, we entered into an agreement to sell a new class of Series B Preferred Stock and warrants to institutional and individual investors. Under the terms of this financing, we issued an aggregate of 360,000 shares of Preferred Stock for aggregate gross proceeds of $3.6 million and net proceeds of $3.2 million, after fees and expenses. We also issued warrants to purchase 720,000 shares of our common stock with an exercise price of $1.125 per share, which was the closing bid price of our common stock on the trading day prior to the closing of the financing. The warrants expire seven years from the issuance date. Each share of Preferred Stock was convertible into ten shares of common stock at the election of the holder and entitled the holder to a liquidation preference equal to the amount of the original investment, in the event of a liquidation, winding-up or our dissolution. The Preferred Stock carried anti-dilution protection requiring a full adjustment of the conversion price to any lower price at which we sold stock to investors during the three months following the closing, and carried a weighted-average adjustment of the conversion price based on any sale of stock by us to investors during the subsequent nine-month period. The Preferred Stock did not carry a dividend, however the stockholders do participate in dividends declared to Common stockholders. No dividends have been declared during the years ended February 28, 2003, 2002, and 2001. The new class of Series B Preferred Stock entitled the holders to elect a member of our Board of Directors. The holders of the Series B Redeemable Convertible Preferred Stock vote together as a single class with each share of Series B Redeemable Convertible Preferred Stock having the number of votes equal to the number of shares of common stock into which the Series B Redeemable Convertible Preferred Stock could be converted.

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

        In connection with the debt financing that we completed on September 20, 2001, all of the Series B Preferred Stock was exchanged for a new class of Series B-1 Preferred Stock, and the Series B Preferred Stock was eliminated as a class. The new Series B-1 Preferred Stock carries substantially the same rights, privileges and preferences as the eliminated Series B Preferred Stock. The exchange was effected primarily to enable us to issue debt as part of the debt financing that we closed on August 31, 2001 and September 20, 2001 (see Note 8). The terms of the Series B Preferred Stock prohibited us from issuing debt, but the terms of the Series B-1 Preferred Stock permit us to issue debt with the consent of the holders of a majority of the Series B-1 Preferred Stock.

        We recognized an additional deemed dividend of approximately $687,000 on August 31, 2001, based on the adjustment of the conversion price of the Series B-1 Preferred Stock under its anti-dilution protections. This deemed dividend was related to the initial closing of our debt financing, with a commitment to issue warrants, on August 31, 2001 (see Note 8). As a result of the anti-dilution protections, the Series B-1 Preferred Stock was adjusted to be convertible into 4.2 million shares of our common stock, and the associated common stock warrants were adjusted to be exercisable for 849,322 shares of our common stock at an exercise price of $0.95 per share.

        On September 20, 2001, we recognized another deemed dividend of approximately $880,000. This deemed dividend is related to the second closing of our debt financing on September 20, 2001 (see Note 8). As a result of the anti-dilution protections, the Series B-1 Preferred Stock was adjusted to be convertible into 4.3 million shares of our common stock, and the associated warrants were adjusted to be exercisable for 866,879 shares of our common stock at an exercise price of $0.93 per share.

        During the year ended February 28, 2003, approximately 63,000 shares of our Series B-1 Redeemable Convertible Preferred Stock were converted into approximately 755,000 shares of common stock. At February 28, 2003, approximately 49,000 shares of Series B-1 Redeemable Convertible Preferred Stock, convertible into 587,000 shares of common stock, remained outstanding.

NOTE 7    COMMON STOCK

        Our Certificate of Incorporation, as amended, authorizes us to issue 250 million shares of $0.0001 par value common stock.

        On May 24, 2002, we completed a private placement of our common stock and warrants to purchase our common stock to institutional and individual investors. Under the terms of the financing, we issued an aggregate of 3,940,000 shares of common stock, and warrants to purchase 788,000 shares of our common stock with an exercise price of $1.19 per share, for aggregate gross proceeds of $3.9 million, including $2.6 million in cash and $1.3 million in cancelled indebtedness. The $1.19 per share exercise price of the warrants was the average closing sale price of our common stock on the five trading days preceding the closing date. The warrants issued to the investors expire four years from the issuance date. In addition to paying the placement agent a cash fee of $231,400 and reimbursing it for approximately $70,000 in expenses, we also issued to the placement agent and its designee warrants to purchase an aggregate of 310,200 shares of common stock at an exercise price of $1.00 per share, and warrants to purchase an aggregate of 62,040 shares of common stock at an exercise price of $1.19 per share. These warrants were valued at a fair value of $421,000 at May 24, 2002 and were accounted for as issuance costs. The warrants issued to the placement agent and its designee expire five years from the issuance date. All $1.19 warrants carry anti-dilution protection requiring a weighted-average adjustment of the exercise price and of the number of shares issuable upon exercise of the warrants for certain sales of stock by us at less than $1.19 per share during the 12 months following the closing; however, in accordance with NASD Marketplace Rules, we will not sell shares of our stock that would lead to an anti-dilution adjustment requiring us to issue a number of shares exceeding 19.9% of our then-current total common shares outstanding, without obtaining stockholder approval. As part of this transaction, we incurred approximately $126,000 in legal, accounting and other costs.

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

        The warrants were classified as a liability during the time that the associated underlying common stock was unregistered, as we were obligated to register that common stock as well as the common stock issuable upon exercise of the warrants, and our ability to perform that obligation was assumed to be outside our control. During each accounting period that the warrants were classified as liabilities, the warrants were adjusted to their fair value. On June 26, 2002, as described above, the registration statement was declared effective and at that time the warrants, with a value of approximately $891,000, were reclassified as permanent equity.

        During the year ended February 28, 2003, we recorded a net credit of approximately $378,000, to other income and expense to adjust the carrying amount of the warrants issued on May 24, 2002, to fair value.

        During the year ended February 28, 2003, no warrants associated with the issuance of the May 24, 2002 private placement were exercised.

        The May 24, 2002, common stock financing resulted in anti-dilution adjustments to the warrants issued in connection with our issuance of redeemable convertible preferred stock on June 30, 2000. The exercise price of the warrants issued in connection with our preferred stock on June 30, 2000, was adjusted from $1.54 to $1.50.

        On August 12, 2002, we completed a private placement of common stock to Zomax Incorporated. Under the terms of the financing, we issued an aggregate of approximately 6.1 million shares of common stock for aggregate gross proceeds of approximately $5.0 million. As part of this transaction, we incurred and expect to incur approximately $89,000 in legal, accounting and other costs. Concurrent with that agreement, we entered into a strategic alliance agreement with Zomax (see Note 2). As of February 28, 2003, Zomax held approximately 12% of our outstanding common stock.

        The common stock was issued in a private placement without registration under the Securities Act of 1933 and may not be offered or sold in the United States of America absent registration or an applicable exemption from registration requirements. In issuing the securities, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, based in part on the purchaser being an institutional type investor and on its representations in the purchase agreement. As part of the agreement, we agreed to file with the SEC a registration statement to register the resale of the common stock issued to Zomax within one year of closing, and to use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC as promptly thereafter as practicable.

        The August 12, 2002, common stock financing resulted in anti-dilution adjustments to the warrants issued in connection with our issuance of redeemable convertible preferred stock on June 30, 2000. The exercise price of the warrants issued in connection with our preferred stock on June 30, 2000, was adjusted from $1.50 to $1.43.

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

        As of February 28, 2003 and 2002, there were approximately zero and 13,000 shares, respectively, of outstanding Common Stock subject to repurchase, at our election in the event of voluntary or involuntary termination of employment of the employees holding the stock.

NOTE 8    PROMISSORY NOTES

        On August 31, 2001, we issued promissory notes and committed to issue warrants in a private placement to a group of institutional and individual investors, for aggregate gross proceeds of $6.15 million. Our net receipts from the financing were approximately $5.6 million after fees to the placement agent, Commonwealth Associates, L.P. ("Commonwealth"), of $307,500 and expenses of approximately $223,000. The promissory notes bore annual interest of 8%, payable quarterly beginning six months after issuance, and were secured by a senior security interest in substantially all of our assets. The promissory notes restricted us from issuing common stock dividends. The promissory notes were convertible, at the option of the note holder, into the type of securities offered in our next private round of equity financing, at that round's price. This could have resulted in the recognition of a contingent beneficial conversion feature. The notes were due in full on August 31, 2002. The note holders also received warrants to purchase 6.15 million shares of our common stock at an exercise price of $0.01 per share. In accordance with NASD Marketplace Rule 4350(i)(1)(D), warrants exceeding an aggregate of 5,600,000 shares of our common stock (approximately 19.7% of our outstanding common stock) were not exercisable until we received stockholder approval. We received stockholder approval on November 27, 2001. In addition, we issued common stock warrants to Commonwealth equal in number to 10% of the warrants issued to the investors. We entered into binding agreements on August 31, 2001, to issue these warrants to the note holders and Commonwealth. We issued these warrants on September 24, 2001, in accordance with Nasdaq's application of NASD Marketplace Rules as described below.

        Michael Falk, who was a member of our Board of Directors from April 2001 until May 9, 2002, is Chairman and Chief Executive Officer of Commonwealth Associates Group Holdings, L.L.C. Commonwealth Associates Group Holdings, L.L.C. wholly owns Commonwealth Management, L.L.C., the general partner of Commonwealth Associates, L.P.

        Commonwealth Associates Group Holdings, L.L.C. wholly owns ComVest Management, LLC, which is the general partner of ComVest Venture Partners, L.P. Michael Falk is a manager of ComVest Management, L.L.C. ComVest Venture Partners purchased 250,000 shares of our common stock and a warrant for 50,000 shares of our common stock for $250,000 in our May 2002 financing.

        We allocated the proceeds from the August 31, 2001 financing based on the relative fair values of the promissory notes and warrants issued. The warrants were classified as a liability as they contain registration rights, which are assumed to be outside our control. Warrants classified as liabilities will be adjusted to their fair value each accounting period.

        On September 20, 2001, we issued additional promissory notes and committed to issue additional warrants to another group of institutional and individual investors for aggregate gross proceeds of $850,000. Our net receipts from the financing were approximately $779,500 after fees to Commonwealth of $42,500 and expenses of approximately $28,000. The note holders also received warrants to purchase 850,000 shares of our common stock at an exercise price of $0.01 per share. In addition, we issued common stock warrants to Commonwealth equal in number to 10% of the warrants issued to the investors. These notes carried the same terms as the promissory notes referred to above. We entered into binding agreements on September 20, 2001, to issue these additional warrants to the note holders and Commonwealth. We issued these warrants on September 24, 2001, in accordance with Nasdaq's application of NASD Marketplace Rules as described below.

        During the year ended February 28, 2002, we recorded a net charge of approximately $4.0 million to other expense to adjust the carrying amount of the warrants issued on August 31 and September 20, 2001, to fair value.

        The promissory notes and warrants were issued in a private placement without registration under the Securities Act of 1933 and could not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In issuing the securities, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, based in part upon the limited number of institutional type investors and their representations in the purchase agreements. We have agreed to file with the SEC a registration statement for the resale of the common stock issuable upon exercise of the warrants, and if the notes are ultimately converted into or exchanged for equity, any common stock issuable as a result of such conversion or exchange. On May 31, 2002, we filed a registration statement which was declared effective by the SEC on June 14, 2002.

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

        During the year ended February 28, 2002, warrants associated with the issuance of the promissory notes were exercised for 7.5 million shares of our common stock, with an aggregate market value of approximately $7.2 million at the exercise date. Approximately 7.4 million shares of our common stock were issued pursuant to these warrant exercises, after deducting shares withheld as payment of the exercise price. During the year ended February 28, 2003, warrants associated with the issuance of the promissory notes were exercised for 200,000 shares of our common stock, with an aggregate market value of approximately $267,000 at the exercise date. Approximately 200,000 shares of our common stock were issued pursuant to these warrant exercises.

        In May 2002, following the asset sale and private placement described in Notes 7 and 13, we repaid $5.7 million of the $7.0 million principal amount of the promissory notes that we had issued in August and September 2001. As part of this repayment, we were required to accrete the portion of carrying amount of the promissory notes relating to the repayment to its full value. This resulted in a charge of approximately $973,000, which is included in interest and other income and expenses. The remaining $1.3 million in principal amount of those promissory notes was effectively converted into the private placement of common stock and warrants described in Note 7.

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

1996 Stock Option Plan

        In October 1996, we adopted the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the granting of stock options to our employees and consultants. Options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (that is, options intended to qualify as incentive stock options under the Internal Revenue Code, or "ISOs") may be granted only to our employees (including directors who are also employees). Nonstatutory stock options (that is, options not intended to qualify as incentive stock options under the Internal Revenue Code, or "NSOs") may be granted to our employees and consultants. We have reserved 9,422,350 shares of common stock for issuance under the 1996 Plan, plus annual increases equal to the lesser of (a) 3,000,000 shares, (b) 6% of the outstanding shares on such date, or (c) a lesser amount determined by the Board.

        The 1996 Plan provides that the options shall be exercisable over a period not to exceed ten years from the date of the grant; however, in the case of an ISO granted to a person owning more than 10% of the combined voting power of all classes of our stock, the term of the option will be five years from the date of the grant. The initial grant by us to an employee under this plan generally vests as to 25% of the shares one year after the date of the grant, and as to the remaining shares in equal monthly installments over the following 36 months. Subsequent grants by us to that employee under this plan generally vest as to 12.5% of the shares 6 months after the date of the grant, and as to the remaining shares in equal monthly installments over the following 42 months.

        Under the 1996 Plan, the exercise price of an option may not be less than 100% of the fair market value of the shares on the date of grant as determined by the Board of Directors; however, the exercise price of an ISO or NSO granted to a 10% shareholder may not be less than 110% of the fair market value of the shares on the date of grant.

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

1999 Non-Qualified Acquisition Stock Option Plan

        In October 1999, we adopted the Non-Qualified Acquisition Stock Option Plan (the "1999 Plan"). The 1999 Plan provides for the granting of NSOs to our employees and consultants. Officers may only receive grants under the 1999 Plan in connection with their initial service to us, and Board members may not receive any grants under the 1999 Plan. We had reserved 3,500,000 shares of common stock for issuance under the 1999 plan. The standard form of Stock Option Agreement used under the 1999 Plan provides that the options are exercisable over a period not to exceed ten years from the date of the grant. Options granted under the 1999 Plan generally vest as to 25% of the shares one year after the date of grant and as to the remaining options in equal monthly installments over the next 36 months. The exercise price of all options granted under the 1999 Plan has been the fair market value of our common stock on the grant date, as determined by the closing price of the common stock on Nasdaq on that date. During the year ended February 28, 2003, we ceased issuing options from this plan. All remaining options available for grant were removed from the plan at that time.

Employee Stock Purchase Plan

        In December 1998, the Board adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan"), which became effective February 1999. The Purchase Plan reserves 600,000 shares of common stock for issuance thereunder. On each March 1 beginning in 2000, the aggregate number of shares reserved for issuance under the Purchase Plan is increased automatically to the lesser of 400,000 shares, 1% of the outstanding shares on such date, or a lesser amount determined by the Board of Directors. Employees generally are eligible to participate in the Purchase Plan if they are customarily employed by us for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase Plan) 5% stockholders. Under the Purchase Plan, eligible employees select a rate of payroll deduction up to 15% of their W-2 cash compensation subject to certain maximum purchase limitations. Each offering period has a maximum duration of two years and consists of four six-month purchase periods. Depending on the effective date, the first purchase period is approximately six months long. Offering Periods and purchase periods thereafter begin on April 15 and October 15. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the last day of that purchase period. During the years ended February 28, 2003, 2002, and 2001, approximately 214,000, 302,000, and 250,000 shares of common stock were issued under this plan. At February 28, 2003, approximately 732,000 shares were available for issuance under this plan.

Selected Information Regarding all Stock Option Plans

        The following table summarizes all stock option activity (in thousands, except per share amounts):

		Options Outstanding
	Options Available For Grant	Number of Options	Weighted Average Exercise Price
Balance at February 29, 2000	1,437	3,810	$15.60
Shares authorized	4,118	—	—
Options granted at fair value	(6,616)	6,616	6.45
Options exercised	—	(360)	1.74
Options canceled	2,433	(2,433)	22.70

Balance at February 28, 2001	1,372	7,633	8.18
Shares authorized	1,716	—	—
Options granted below fair value	(1,310)	1,310	0.51
Options granted at fair value	(3,222)	3,222	0.92
Options exercised	—	(66)	0.63
Options canceled	2,801	(2,801)	8.79

Balance at February 28, 2002	1,357	9,298	7.84
Shares authorized	2,427	—	—
Plan shares expired	(2,172)	—	—
Options granted at fair value	(2,603)	2,603	0.83
Options exercised	—	(199)	0.60
Options canceled	3,367	(3,367)	6.21

Balance at February 28, 2003	2,376	8,335	2.57

        The weighted average fair value of options that were granted for the years ended February 28, 2003, 2002, and 2001, was $0.83, $0.88 and $6.17 per share, respectively.

        At February 28, 2003, 2002 and 2001 approximately 3,500,000, 2,707,000, and 1,643,000 options were exercisable at a weighted average exercise price per share of $2.57, $7.84, and $12.17, respectively.

The following table summarizes the information about all stock options outstanding and exercisable as of February 28, 2003 (in thousands, except per share amounts and years):

	Options Outstanding at February 28, 2003
				Options Vested and Exercisable at February 28, 2003
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 0.01 - 0.66	1,890	8.56	$0.55	1,030	$0.50
0.70 - 0.77	2,038	9.43	0.77	255	0.77
0.80 - 1.59	2,519	8.14	1.17	904	1.21
1.67 - 5.50	1,314	7.16	3.32	825	3.37
6.50 - 50.86	551	6.60	18.19	469	18.08
51.50 - 100.54	23	6.91	70.00	17	67.03

	8,335	8.29	2.57	3,500	4.06

        As of February 28, 2003, we have seven change of control severance agreements with certain executives. The agreements provide that if we experience a change of control, and any of such executive officers is involuntarily terminated without cause within twelve months following the change of control or the announcement of such change of control, we will provide to the executive officer one year of additional vesting of unvested stock options in addition to any vesting acceleration provided under our 1996 Stock Option Plan. In addition, we have an employment agreement with one employee. The employment agreement provides that if we experience a change of control, and the employee is involuntarily terminated without cause within twelve months following the change of control or the announcement of such change of control, we will provide to the employee one year of additional vesting of unvested stock options in connection with a specific option grant. The agreement also provides that a specific option grant will fully vest immediately upon a termination without cause.

        These agreements were modifications to the terms of the original grants, so they create a new measurement date for the shares affected. Any additional compensation charge will be taken when and if the officers achieve a benefit from the change (i.e., if a change in control or termination occurs). Under these agreements, approximately 1.3 million shares were modified, resulting in a contingent additional maximum compensation charge of approximately $104,000 at February 28, 2003. The recognition of the compensation charge, if any, depends on whether the employee ultimately retains an option award that would have been otherwise forfeited under the option or award's original vesting terms.

        In January 2002, we issued options to purchase 150,000 shares of common stock, at an exercise price of $1.99 per share, to a consultant in consideration for services rendered. The options vested monthly over 12 months and expire in 5 years. The options were valued using the Black-Scholes option pricing model. The monthly Black-Scholes valuation was based on a volatility between 144% and 156%, risk-free interest rates between 2.76% and 4.34%, a 5 year life, and a zero dividend yield. The fair value of the options totaled approximately $169,000 over their vesting period and was recorded in general and administrative expense.

Unearned stock-based compensation

        In connection with certain stock option grants during the years ended February 28, 1999 and 1998, we recognized unearned compensation totaling $12.1 million and $1.3 million, respectively, which is being amortized over the four-year vesting periods of the related options. In connection with our acquisition of Janus Technologies, Inc. during the year ended February 28, 2001, we recognized unearned compensation totaling $1.5 million, which was being amortized over the vesting periods of the related options. Amortization expense related to all stock-based compensation recognized during the years ended February 28, 2003, 2002 and 2001, totaled approximately $1.0 million, $2.6 million and $3.2 million, respectively.

NOTE 10    ACQUISITIONS

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

        The following unaudited pro forma consolidated financial information reflects the results of operations for the fiscal year ended February 28, 2001, as if the acquisition of Janus Technologies, Inc. had occurred on March 1, 2000, and after giving effect to purchase accounting adjustments, principally amortization of goodwill and other intangible assets. These pro forma results have been prepared for comparative purposes only and do not purport to indicate what operating results would have been had the acquisition actually taken place on March 1, 2000, and may not be indicative of future operating results (in thousands, except per share data).

For the Year Ended February 28, 2001
(unaudited)
Pro forma revenues	$122,919
Pro forma net loss	(64,902)
Pro forma basic and diluted net loss per share	$(2.44)

NOTE 11    RESTRUCTURING

December 2000

        On December 1, 2000, we announced a strategic restructuring. This restructuring reduced our total headcount to approximately 200, from 380 at November 30, 2000. In addition, we consolidated our three San Francisco Bay Area offices into two and reduced our number of outside sales offices from eleven to seven. We took a charge relating to this restructuring in our fourth quarter ending February 28, 2001, of $8.9 million. The restructuring charges were primarily due to the following:

  •
  $6.1 million primarily for the abandonment of property and equipment, net of anticipated proceeds of approximately $782,000;

  •
  $1.1 million for rent and sublease expenses and expenses related to the closure of certain offices, net of anticipated sublease income for office leases;

  •
  $1.1 million for severance costs in connection with the termination of certain employees;

  •
  $403,000 for expenses relating to the write-off of our E-Learning service; and

  •
  $119,000 for other restructuring expenses.

        We made cash payments of $1.7 million and incurred approximately $6.6 million in non-cash charges during the year ended February 28, 2001, related to the restructuring. At February 28, 2001, we had a remaining restructuring accrual of $628,000, of which $616,000 was related to future lease and related expenses, and the remainder was severance costs. As of February 28, 2003, we have settled all liabilities associated with the December 2000 strategic restructuring.

August 2001

        On August 8, 2001, we announced a strategic reorganization. We recorded a charge of $8.6 million relating to this restructuring and the loss on abandonment of assets during the quarter ended August 31, 2001.

        The loss on abandonment of assets includes the write off of approximately $6.4 million of property and equipment and certain intangibles relating to the BitSource, Inc. acquisition, as we have abandoned the related technology. The write off consisted of the following components: $2.7 million for property and equipment, $0.5 million for trademarks, $0.5 million for goodwill, and $2.7 million for existing technology.

        The property and equipment written off includes assets taken out of service, as they were deemed unnecessary due to the reductions in work force. These assets were subsequently disposed of or sold. Included in this write off were certain furniture and fixtures that were written down to a net realizable value of approximately $55,000.

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

        Due to changes in management's estimates relating to the strategic reorganization on August 8, 2001, we recognized additional expense of approximately $478,000 during the three months ended November 30, 2001. This additional charge principally related to the acquisition of the title to assets held under a capital lease (see Note 5). In connection with our restructuring efforts, we recorded a charge of approximately $120,000 relating to the Black-Scholes fair value of an option issued to a consultant on September 5, 2001, for services performed in conjunction with exiting our excess lease space. We issued a fully-vested and immediately exercisable option to purchase 110,000 shares of our common stock at an exercise price of $0.01 per share. The term of the option is ten years. The following assumptions were used to value the option under the Black-Scholes model: term of 10 years; fair value of the stock price on the grant date of $1.09; option exercise price of $0.01 per share; volatility of 159%; and a zero dividend yield.

        We made cash payments of approximately $1.9 million during the year ended February 28, 2002. As of February 28, 2002, we had settled all liabilities associated with the August 2001 restructuring.

        The following table sets forth an analysis of the components of the restructuring and loss on abandonment charges recorded in the second quarter of fiscal 2002 and subsequent adjustments and payments made against the reserve (in thousands):

	Severance and benefits	Asset write- offs	Excess lease and related costs	Other costs	Total
August 8, 2001 restructuring and loss on abandonment of assets	$262	$6,407	$1,917	$27	$8,613

Total	262	6,407	1,917	27	8,613
Cash paid	(209)	—	(94)	—	(303)
Non-cash charges	—	(6,407)	—	(27)	(6,434)

Reserve balance at August 31, 2001	53	—	1,823	—	1,876
Cash paid	(47)	—	(246)	—	(293)
Non-cash charges	—	(328)	(410)	—	(738)
Provision adjustment	—	328	150	—	478

Reserve balance at November 30, 2001	6	—	1,317	—	1,323
Cash paid	(6)	—	(1,317)	—	(1,323)

Reserve balance at February 28, 2002	$—	$—	$—	$—	$—

NOTE 12    RELATED PARTY TRANSACTIONS

        As of February 28, 2002, we held a note receivable from one former employee totaling $36,000. The note bore simple interest at 6.5%. The note receivable was repaid in full on April 17, 2002.

NOTE 13    ASSET SALE

        In May 2002, we sold substantially all of the assets related to our Asset Management software business to Computer Associates International, Inc. for approximately $9.5 million in cash. In connection with this sale, our July 2001 agreement with Computer Associates for its resale of our Argis suite of software products was terminated. In addition, as part of that asset sale, we assigned to Computer Associates our May 2001 agreement with Corporate Software (now Software Spectrum) for its resale of our Argis suite of software products. Because of the asset sale, Software Spectrum has the right to terminate that agreement. If it does so, all of the shares subject to the warrant that we issued to Corporate Software in May 2001 will immediately become exercisable. The fair value of the warrant had been recorded as prepaid distribution costs and was being recognized as a reduction of revenue over the lesser of a ratable charge over the 24-month term of the agreement with Corporate Software or the period it took Corporate Software to generate revenue to Intraware of $1.6 million from Corporate Software's resale of our asset management software. As no additional revenue would be generated for us under this distribution agreement, the remaining unamortized prepaid distribution costs of $936,000 were recorded as a reduction to revenue during the three months ended May 31, 2002.

        The total proceeds from the sale of $9.5 million, less the book value of transferred equipment, intangible assets including goodwill, deferred revenue, and transaction costs, based on their respective carrying values at the sale date, were recorded as a gain on sale of assets in the quarter ended May 31, 2002.

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

        We accrued for lease and related costs of approximately $983,000, principally pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our reductions in work force. We also recognized $63,000 relating to other restructuring expenses. Due to changes in management's estimates relating to the restructuring during the three months ended August 31, 2002, we recognized an additional expense of $106,000 pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our reductions in work force. In addition, we did not incur severance and benefits of $106,000 and reduced the reserve accordingly. During the three months ended February 28, 2003, we terminated our

Pittsburgh, Pennsylvania lease and realized a savings of approximately $152,000 in rent that would otherwise have been payable, and which was included in the restructuring line item on the consolidated statement of operations.

        In our December 2000 restructuring, we closed our Fremont, California office and assigned our lease to a new tenant while acting as guarantor for that tenant. In May 2002, the new tenant defaulted on its lease. During the three months ended November 30, 2002, we made a cash payment of approximately $214,000 to terminate this lease.

        The following table sets forth an analysis of the components of the restructuring and impairment of assets charges recorded in our year ended February 28, 2003 and subsequent adjustments and payments made against the reserve (in thousands):

	Severance and benefits	Excess lease and related costs	Impairment of assets	Other costs	Total
May 23, 2002 restructuring	$345	$983	$403	$63	$1,794

Total	345	983	403	63	1,794
Cash paid	—	(89)	—	—	(89)
Non-cash charges	—	(18)	(403)	(63)	(484)

Reserve balance at May 31, 2002	345	876	—	—	1,221
Cash paid	(239)	(119)	—	—	(358)
Provision adjustment	(106)	106	—	—	—

Reserve balance at August 31, 2002	—	863	—	—	863
Cash paid	—	(294)	—	—	(294)

Reserve balance at November 30, 2002	$—	$569	$—	$—	$569
Cash paid	—	(356)	—	—	(356)
Non-cash charges	—	(51)	—	—	(51)
Provision adjustment	—	(152)	—	—	(152)

Reserve balance at February 28, 2003	$—	$10	$—	$—	$10

        We expect to pay the remaining accrual in cash within one year.

NOTE 14    OTHER EVENTS

        In July 2002, due to changes in our business and Hewlett-Packard Co.'s announcement that it would shut down its Bluestone Software business, we took some computer software out of service. As a result of this impairment, we wrote off computer software with a net book value of approximately $389,000 during the three months ended August 31, 2002.

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
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
Chief Executive Officer Certification
Chief Financial Officer Certification
INTRAWARE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants
INTRAWARE, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for per share amounts)
INTRAWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except for per share amounts)
INTRAWARE, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (in thousands)
INTRAWARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, except for per share amounts)
INTRAWARE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS