Form 10-K/A
period 2003-02-28
INTRAWARE INC
filed 2003-05-02
CIK 1025134

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

        Intraware is refiling its Annual Report on Form 10-K for its fiscal year ended February 28, 2003 in its entirety to update our Consolidated Statement of Stockholders' Equity. We have also corrected typographical errors and made other non-substantive changes.

        This annual report on Form 10-K contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements. Actual results and the timing of events could differ materially from those projected in the forward-looking statements as a result of known and unknown factors, including the risk factors beginning on page 31 of this annual report and other factors discussed elsewhere in this annual report. We have identified many of these forward-looking statements for your convenient reference.

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

        Key features of the SubscribeNet service include:

  •
  Seamless integration with the software company's existing website;

  •
  An account-specific software management portal that provides end-users with:

  •
  Self-service account administration;

  •
  Archive of all entitled software, updates, and documentation;

  •
  Data tools;

  •
  Download tracking;

  •
  Transaction and license information; and

  •
  Authenticated file transfer methods;

  •
  Fast, secure, on-demand downloads;

  •
  Proactive notification of new software and updates;

  •
  Leveraging of existing investments in customer relationship management, financial and order processing systems; and

  •
  24x7 download call center support.

        We typically sell the SubscribeNet service on a subscription basis, charging a periodic service fee that is usually tied to the number of accounts or customers that a software company has authorized to use the service.

        As of April 4, 2003, 30 companies subscribed to the SubscribeNet service. Two of our customers accounted for more than 10% of our revenue during our fiscal year 2003, Sun Microsystems, Inc. and Software Spectrum, Inc. (formerly CorpSoft, Inc.). We expect Sun Microsystems, Inc. to account for less than 10% of our revenue during our fiscal year 2004 (see "Risk Factors" beginning on page 31 below, and Note 2 of our "Notes to Consolidated Financial Statements" beginning on page F-17).

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

  •
  cost of Intraware's ESDM service versus the cost of a competing ESDM service or the cost of building, deploying and maintaining an alternative service in-house; and

  •
  openness of the ESDM system's architecture and the ease with which it integrates with a software company's existing customer relations management, order processing and enterprise resource planning systems.

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

(1)
Includes our 1996 Stock Option Plan, which provides for an annual increase in the number of shares available for issuance under the plan equal to the lesser of (i) 3,000,000 shares, (ii) 6% of the number of outstanding shares of our common stock on such date, or (iii) a lesser amount determined by the Board of Directors; our 1998 Director Stock Option Plan; and our 1998

  Employee Stock Purchase Plan, which provides for an annual increase in the number of shares available for issuance under the plan equal to the lesser of (i) 400,000 shares, (ii) 1% of the number of outstanding shares of our common stock on such date, or (iii) a lesser amount determined by the Board of Directors.

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

(4)
Includes shares of common stock to be issued upon exercise of options granted under our 1999 Non-Qualified Acquisition Stock Option Plan, our Janus Technologies, Inc. 1997 Stock Option Plan (which we assumed when we acquired Janus Technologies, Inc. in 2000), our Internet Image, Inc. 1997 Stock Plan (which we assumed when we acquired Internet Image, Inc. in 1999), and our BitSource, Inc. 1996 Stock Option Plan (which we assumed when we acquired BitSource, Inc. in 1999).

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

Internet Image, Inc. 1997 Stock Plan

        We assumed the Internet Image, Inc. 1997 Stock Plan (the "Internet Image Plan") upon the closing of our acquisition of all the outstanding shares of Internet Image, Inc. in December 1999. Since our assumption of the Internet Image Plan, we have not granted any options under the plan, and have kept the plan in effect solely to the extent of options granted before we assumed the plan that remain outstanding. The shares issuable upon exercise of those options were exchanged from Internet Image common stock to Intraware common stock using the same exchange ratio as was used to calculate the number of Intraware shares received by the Internet Image shareholders in the merger. As of February 28, 2003, 1,485 shares of our common stock were available for issuance under the Internet Image Plan. There are currently no options outstanding under this plan.

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

        The decrease in online services and technology revenue for the year ended February 28, 2003, is primarily due to our sale of our Asset Management software business in May 2002. As a result of the sale of our Asset Management software business, we recorded the remaining unamortized prepaid distribution costs relating to warrants issued to Software Spectrum (formerly Corporate Software) as a reduction of revenue of approximately $936,000 during the year ended February 28, 2003. In addition, as a result of our Asset Management software business sale, our SubscribeNet electronic software delivery and management service is now our primary service offering. We expect our online services and technology revenue and related party online services and technology revenue to increase, primarily as a result of the introduction of new products and services, the acquisition of additional customers and an increase in total fees from existing customers through increased use of our services. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated. In particular, our expected growth in revenue from the introduction of new products and services is subject to the risk that these new products and services may not be introduced in a timely manner, or may be canceled altogether, or even if they are introduced, customers may not be willing to buy them (see "Risk Factors" beginning on page 31 below). In addition, we recently renegotiated our services agreement with one of our major customers, Sun Microsystems, Inc. As a result of this renegotiation, the fulfillment portion of our agreement will remain in effect through June 2004; however, the fees payable by Sun for our fulfillment services have been reduced substantially effective March 1, 2003. Also, Sun canceled the SubscribeNet portion of the agreement effective March 31, 2003.

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

        This Annual Report on Form 10-K contains a disclosure expressing substantial doubt regarding our ability to continue as a going concern as a result of our recurring losses and negative cash flows from operations. During the year ended February 28, 2003, we raised approximately $18 million in new capital (see Notes 7 and 13 to our "Notes to Consolidated Financial Statements"), retired all of our notes payable with an aggregate principal balance of $7.0 million (see Notes 5 and 6 to our "Notes to Consolidated Financial Statements"), and narrowed our net loss attributable to common stockholders to $9.7 million for the year ended February 28, 2003, as compared to a net loss attributable to common stockholders of $37.4 million for the year ended February 28, 2002. Although the risks that potential revenue and collections shortfalls pose to our ability to continue as a going concern diminished in recent months, we continued to experience recurring losses and negative cash flows from operations for the year ended February 28, 2003. In addition, there remains no assurance that we will succeed in generating sufficient revenue to enable us to continue operations over the longer term.

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

        On May 23, 2002, we completed the sale of our Asset Management software business for gross proceeds of $9.5 million. This transaction is described in Note 13 of our "Notes to Consolidated Financial Statements." On May 24, 2002, we issued common stock and warrants in a private placement to a group of institutional and individual investors for aggregate gross proceeds of $3.9 million, including $1.3 million from the effective conversion of indebtedness. This transaction is described in Note 7 of our "Notes to Consolidated Financial Statements." In May 2002, we fully repaid, or converted into common stock and warrants to purchase common stock, all of our promissory notes, which consisted of $7.0 million in principal plus accrued interest. On August 12, 2002, we issued common stock in a private placement to Zomax Incorporated for aggregate gross proceeds of $5.0 million. This transaction is discussed in Note 2 and Note 7 of our "Notes to Consolidated Financial Statements."

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
  •
  Print On Demand:    A solution that would enable end-users to order documentation for their licensed software through the software company's SubscribeNet site. Documentation would be generated by a third party in printed, CD-ROM or DVD format and would be delivered directly to the end-users. This is a potential offering that is not currently available.
  •
  System Integration Services:    Business process and related systems integration consulting services. These services would focus on improving, integrating and streamlining a company's enterprise resource planning, e-commerce, digital rights management, customer relationship management, supply chain management, release management and reporting systems. This is a potential offering that is not currently available.

        Our failure to derive significant revenues from these new products and services, especially our SubscribeNet software product licenses, in our 2004 fiscal year could have a material adverse effect on us.

If Nasdaq determines that we have failed to meet its SmallCap Market listing requirements, our common stock may be delisted.

        Effective May 30, 2002, our common stock listing moved from the Nasdaq National Market to the Nasdaq SmallCap Market. Nasdaq has requirements a company must meet in order to remain listed on the Nasdaq SmallCap Market. One requirement is that the bid price of a company's stock remain at $1.00 or above. The bid price of our common stock fell and remained below $1.00 on several occasions during fiscal year 2003. If the bid price of our common stock remains below $1.00 for an extended period, our grace period for regaining compliance with the minimum bid price requirement may be limited to 6 months because we may be unable to meet the requirements for extension of that grace period. If as a result of the application of any of Nasdaq's listing requirements, our common stock were delisted from the Nasdaq SmallCap Market, our stock would become harder to buy and sell. Further, our stock could be subject to what are known as the "penny stock" rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, your ability to resell your shares of our common stock could be adversely affected.

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

        Since we began operations, we have derived a substantial portion of our SubscribeNet revenue through our relationship with Netscape Communications Corporation, which was transferred to Sun Microsystems, Inc. when Sun took over Netscape's e-commerce software business. In March 2002, we signed a new agreement with Sun for our provision of the SubscribeNet service and initial software license fulfillment services to Sun through June 2003. During our fiscal year 2003 Sun accounted for more than 10% of our revenues. In October 2002, Sun and Intraware amended that agreement to make the SubscribeNet service cancelable by either party on December 31, 2002, or at the end of any calendar quarter thereafter, provided the canceling party gave 30 days' notice. Sun provided such a notice and canceled the SubscribeNet portion of the agreement effective March 31, 2003. The fulfillment portion of the agreement will remain in effect through June 2004; however, the fees payable by Sun for our fulfillment services have been reduced substantially effective March 1, 2003. Our revenue expectations take into account the reduced fees under our Sun agreement and are significantly lower than they would have been had Sun not reduced the scope of its services agreement with us.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

        The table below summarizes the compensation earned for services rendered to Intraware in all capacities for the fiscal years ended February 28, 2001, 2002 and 2003 by Intraware's Chief Executive Officer, Intraware's next four most highly compensated executive officers, and an employee who was an executive officer for part of our fiscal year ended February 28, 2003. These individuals are referred to as the Named Executive Officers elsewhere in this annual report.

Long-term Compensation Awards
Annual Compensation
Name and Principal Positions								Securities Underlying Options (#)
	Year	Salary ($)		Bonus ($)		Other ($)
Peter H. Jackson Chief Executive Officer, President and Director	2003 2002 2001	$ $ $	248,947 293,753 300,200	$ $ $	55,200 — 40,000	$ $ $	— — —	200,000 1,200,000 —
Wendy A. Nieto Chief Financial Officer and Senior Vice President	2003 2002 2001	$ $ $	144,325 141,316 118,333	$ $ $	2,500 5,000 1,385	$ $ $	— — —	150,000 70,000 74,375
James A. Brentanto Senior Vice President of Technology and Operations	2003 2002 2001	$ $ $	177,750 176,625 161,667	$ $ $	5,625 — 15,000	$ $ $	— — —	150,000 80,000 180,000
David L. Dunlap Senior Vice President of Business Development	2003 2002 2001	$ $ $	158,000 157,000 153,333	$ $ $	15,000 — 20,000	$ $ $	— — —	150,000 70,000 110,000
John J. Moss Vice President and General Counsel	2003 2002 2001	$ $ $	154,050 148,033 140,833	$ $ $	5,063 — 20,252	$ $ $	— — —	150,000 70,000 80,000
Norman A. Pensky(1) Vice President Strategic Alliances and Channels	2003 2002 2001	$ $ $	145,953 148,629 151,400	$ $ $	77,974 102,482 188,119	$ $ $	— — —	100,000 80,000 170,000

(1)
Mr. Pensky ceased to be an executive officer in October 2002. He remains an employee of the company.

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

		% of Total Options Granted to Employees In Last Fiscal Year			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted (#)
Name			Exercise Price ($/share)	Expiration Date
					5%	10%
Peter H. Jackson	200,000	7.40%	$0.77	8/6/2012	$96,850	$245,436
Wendy A. Nieto	150,000	5.55%	$0.77	8/6/2012	$72,637	$184,077
James A. Brentano	150,000	5.55%	$0.77	8/6/2012	$72,637	$184,077
David L. Dunlap	150,000	5.55%	$0.77	8/6/2012	$72,637	$184,077
John J. Moss	150,000	5.55%	$0.77	8/6/2012	$72,637	$184,077
Norman A. Pensky(1)	100,000	3.70%	$0.77	8/6/2012	$48,425	$122,718

(1)
Mr. Pensky ceased to be an executive officer in October 2002. He remains an employee of the company.

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

			Number of Securities Underlying Unexercised Options at February 28, 2003 (#)
					Value of Unexercised In-the-Money Options at February 28, 2003 ($)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Peter H. Jackson	—	N/A	693,749	756,251	$216,325	$219,875
Wendy A. Nieto	—	N/A	88,019	206,356	$9,821	$43,079
James A. Brentano	—	N/A	218,748	261,252	$11,354	$44,546
David L. Dunlap	—	N/A	157,703	232,297	$10,220	$43,080
John J. Moss	—	N/A	137,079	222,921	$9,821	$43,079
Norman A. Pensky(1)	—	N/A	70,416	279,584	$8,992	$33,608

(1)
Mr. Pensky ceased to be an executive officer in October 2002. He remains an employee of the company.

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

(8)
Includes 157,291 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 4, 2003. Also includes an aggregate of 2,500 shares of common stock held by the Teri Pensky Irrevocable Trust, Valerie Pensky Irrevocable Trust, John Pensky Irrevocable Trust, Scott Pensky Irrevocable Trust, and the Sean Curtis Irrevocable Trust. Mr. Pensky ceased to be an executive officer in October 2002. He remains employed by Intraware as our Vice President of Strategic Alliances and Channels.

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

(15)
Includes an aggregate of 2,720,895 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 4, 2003. Also includes 303,867 shares of common stock issuable upon conversion of Series A Preferred Stock convertible within 60 days of April 4, 2003 and 58,010 shares of common stock issuable upon exercise of warrants within 60 days of April 4, 2003. Includes shares and options held by Mr. Pensky. Mr. Pensky ceased to be an executive officer in October 2002. He remains employed by the company.

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

(b)
REPORTS ON FORM 8-K

  None.

(c)
EXHIBITS

  See Item 15(a)(3) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRAWARE, INC.
Dated: May 2, 2003	By:	/s/ PETER H. JACKSON Peter H. Jackson President and Chief Executive Officer

Chief Executive Officer Certification

        I, Peter H. Jackson, President and Chief Executive Officer of Intraware, Inc. certify that:

          (1)  I have reviewed this amended annual report on Form 10-K of Intraware, Inc. (the "registrant");

          (2)  Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

          (3)  Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

          (4)  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              (i)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

            (ii)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

            (iii)  presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          (5)  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

              (i)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (ii)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          (6)  The registrant's other certifying officer and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated May 2, 2003

/s/ PETER H. JACKSON Peter H. Jackson President and Chief Executive Officer of Intraware, Inc. (Principal Executive Officer)

Chief Financial Officer Certification

        I, Wendy A. Nieto, Chief Financial Officer and Senior Vice President of Finance of Intraware, Inc. certify that:

        (1)  I have reviewed this amended annual report on Form 10-K of Intraware, Inc. (the "registrant");

        (2)  Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

        (3)  Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

        (4)  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (i)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

          (ii)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

          (iii)  presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        (5)  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

          (i)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (ii)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        (6)  The registrant's other certifying officer and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated May 2, 2003

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

INTRAWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock			Accumulated Other Comprehensive Gain (Loss)
			Additional Paid-In Capital		Unearned Stock-Based Compensation	Accumulated Deficit	Stockholders' Equity	Comprehensive Gain (Loss)
	Shares	Amount
Balance at February 29, 2000	25,993	$3	$107,037	$(136)	$(6,954)	$(49,347)	$50,603
Exercise of stock options, net of repurchase of unvested stock	213	—	681	—	—	—	681
Issuance of common stock for employee stock purchase program	250	—	1,719	—	—	—	1,719
Issuance of common stock for Janus Technologies, Inc. including deferred stock-based compensation	1,169	—	20,600	—	(1,500)	—	19,100
Issuance of preferred stock with warrants, net of issuance costs of $165	—	—	4,600	—	—	—	4,600
Redemption of preferred stock	750	—	2,126	—	—	—	2,126
Accretion of preferred stock to redemption value and deemed dividend relating to beneficial conversion feature	—	—	(10,026)	—	—	—	(10,026)
Beneficial conversion feature on preferred stock	—	—	4,666	—	—	—	4,666
Deferred stock-based compensation for options forfeited	—	—	(778)	—	778	—	—
Amortization of unearned compensation	—	—	—	—	3,214	—	3,214
Net loss	—	—	—	—	—	(58,391)	(58,391)	$(58,391)
Other comprehensive loss:
Unrealized investment gain	—	—	—	136	—	—	136	136

Total comprehensive loss								$(58,255)

Balance at February 28, 2001	28,375	3	130,625	—	(4,462)	(107,738)	18,428
Exercise of stock options and warrants, net of repurchased common stock	39	—	41	—	—	—	41
Issuance of common stock for employee stock purchase program	302	—	253	—	—	—	253
Deferred stock-based compensation for options forfeited	—	—	(386)	—	386	—	—
Issuance of preferred stock with warrants, net of issuance costs of $380	—	—	524	—	—	—	524
Beneficial conversion feature on preferred stock	—	—	2,696	—	—	—	2,696
Deemed dividend relating to beneficial conversion feature on preferred stock	—	—	(2,696)	—	—	—	(2,696)
Issuance of warrants in connection with reseller arrangement	—	—	1,588	—	—	—	1,588
Amortization of unearned compensation	—	—	—	—	2,555	—	2,555
Options and warrants issued below fair value for services	—	—	226	—	—	—	226
Conversion of preferred stock into common stock	4,318	—	4,015	—	—	—	4,015
Options issued below fair value	—	—	97	—	(97)	—	—
Exercise of common stock warrants	7,413	1	7,157	—	—	—	7,158
Net loss	—	—	—	—	—	(34,678)	(34,678)	$(34,678)
Other comprehensive loss								—

Total comprehensive loss								$(34,678)

Balance at February 28, 2002	40,447	4	144,140	—	(1,618)	(142,416)	110
Exercise of stock options and warrants, net of repurchase of unvested common stock	399	—	389	—	—	—	389
Issuance of common stock for employee stock purchase program	214	—	139	—	—	—	139
Deferred stock-based compensation for options forfeited	—	—	(544)	—	544	—	—
Issuance of common stock with warrants, net of issuance costs of $727	8,738	1	5,840	—	—	—	5,841
Notes payable converted to common stock and warrants, net of issuance costs of $210	1,300	—	1,078	—	—	—	1,078
Reclassification of warrants to equity	—	—	891	—	—	—	891
Amortization of unearned compensation	—	—	—	—	1,042	—	1,042
Conversion of preferred stock into common stock	1,003	—	874	—	—	—	874
Options issued for services	—	—	63	—	—	—	63
Net loss	—	—	—	—	—	(9,663)	(9,663)	$(9,663)
Other comprehensive loss								—

Total comprehensive loss								$(9,663)

Balance at February 28, 2003	52,101	$5	$152,870	$—	$(32)	$(152,079)	$764

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

        In connection with our strategic reorganization in August 2001, as discussed in Note 11, we vacated one of our San Francisco Bay Area offices. In addition, certain of the assets in that location were written down to their net realizable value, during the three months ended August 31, 2001, as a loss on abandonment of assets. During the year ended February 28, 2002, we agreed to sell the related furniture and fixtures to the landlord. These assets were financed by capital leases. In order to obtain title to these assets for purposes of the sale to the landlord, we paid cash of approximately $243,000 and renegotiated our capital lease with the leasing company.

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

  •
  Intellectual Property Indemnity to Acquiror of Asset Management Business.  In the May 2002 sale of our Asset Management software business to Computer Associates International, Inc. (see Note 13), we agreed to indemnify Computer Associates for damages and costs incurred by it in connection with claims alleging that the software and technology we sold to them infringes the intellectual property rights of third parties. This indemnity will remain in effect until May 2007. Our maximum potential payment under this indemnity is $9.5 million.

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

        As a result of anti-dilution protections relating to the Series B-1 Redeemable Convertible Preferred Stock issuance (see below) on April 2, 2001, our debt financings with warrants (see Note 8) on August 31 and September 20, 2001, our issuance of common stock with warrants on May 24, 2002 (see Note 7), and our issuance of common stock on August 12, 2002 (see Note 7), the common stock warrants were adjusted to be exercisable at a prices of $1.84, $1.58, $1.54, $1.50 and $1.43 per share, respectively.

Series A

        On January 16, 2001, we raised $5.2 million in financing through the sale of a new class of Series A Redeemable Convertible Preferred Stock and warrants to investors. Under the terms of this financing, we issued an aggregate of 2,872,922 shares of Redeemable Convertible Preferred Stock at a per share price of $1.81 and warrants to purchase 287,284 shares of common stock at an exercise price of $1.99, or 110% of the purchase price of the Redeemable Convertible Preferred Stock. The warrants expire four years from the issuance date. The purchase price for the Redeemable Convertible Preferred Stock was the average closing price of our common stock during the ten trading-day period ending January 11, 2001, plus a 15% premium. Each share of Redeemable Convertible Preferred Stock is convertible into one share of common stock at the election of the holder and entitles the holder to a liquidation preference equal to the amount of the original investment, in the event of liquidation, winding-up or our dissolution. The Redeemable Convertible Preferred Stock does not have a dividend; however, the stockholders do participate in dividends declared to common stockholders. No common dividends have been declared during the years ended February 28, 2003, 2002, and 2001. The Redeemable Convertible Preferred Stock is not subject to adjustments to the conversion ratio, except for proportional adjustments in the event of a split or combination of the common stock. The holders of the Series A Redeemable Convertible Preferred Stock vote together as a single class with each share of Series A Redeemable Convertible Preferred Stock having the number of votes equal to the number of shares of common stock into which the Series A Redeemable Convertible Preferred Stock could be converted. Proceeds from this financing were allocated based on relative fair values of the Preferred Stock and warrants issued. During fiscal year 2001 we recognized a deemed dividend of $4.7 million that increased our net loss attributable to common stockholders. This charge was calculated based on the difference between the accounting conversion price of the Preferred Stock and the fair market value of our common stock on the commitment date.

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
PART II
RISK FACTORS
PART III
PART IV
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