Form 10-Q/A
period 2001-08-31
INTRAWARE INC
filed 2003-06-12
CIK 1025134

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

        Intraware is filing this Amendment to its Quarterly Report on Form 10-Q for the quarter ended August 31, 2001, to include as an exhibit the Sales Alliance Agreement dated June 28, 2001 between CorpSoft, Inc. and Intraware. We are seeking confidential treatment from the Securities and Exchange Commission for certain portions of the agreement, which portions have been redacted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits

Exhibit Number		Description
3(i).1(1)		Restated Certificate of Incorporation.
3(i).2(1)		Certificate of Elimination of Series B Certificate of Designations, Preferences and Rights.
3(i).3(1)		Series B-1 Certificate of Designations, Preferences and Rights.
3(ii)(1)		Amended and Restated Bylaws.
4.1(1)		Form of Promissory Note.
4.2(1)		Form of Warrant.
4.3(1)		Security Agreement, dated August 31, 2001 by and among Intraware, Inc., the placement agent for the offering of the promissory notes, and the investors named therein.
4.4(1)		Exchange Agreement, dated August 31, 2001 by and among Intraware, Inc. and the investors named therein.
4.5(1)		Registration Rights Agreement, dated August 31, 2001 by and among Intraware, Inc. and the investors named therein.
10.31	†	Sales Alliance Agreement dated June 28, 2001 between CorpSoft, Inc. and Intraware, Inc.
10.33(1)		Form of Subscription Agreement, dated August 31, 2001 by and among Intraware, Inc. and the investors.
10.34(1)		Placement Agency Agreement, dated August 31, 2001 by and between Intraware, Inc. and the placement agent for the offering of the promissory notes.
99.1		Certifications pursuant to 18 U.S.C. Section 1350, As Adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

†
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

INTRAWARE, INC.
Dated: June 12, 2003	By:	/s/ WENDY NIETO Wendy Nieto Chief Financial Officer and Senior Vice President of Finance (Principal Accounting Officer)

Chief Executive Officer Certification

        I, Peter H. Jackson, President and Chief Executive Officer of Intraware, Inc., certify that:

(1)
I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of Intraware, Inc.; and

(2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Dated: June 12, 2003
/s/ PETER H. JACKSON Peter H. Jackson President and Chief Executive Officer of Intraware, Inc. (Principal Executive Officer)

Chief Financial Officer Certification

        I, Wendy A. Nieto, Chief Financial Officer and Senior Vice President of Finance of Intraware, Inc., certify that:

(1)
I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of Intraware, Inc.; and

(2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Dated: June 12, 2003
/s/ WENDY A. NIETO Wendy A. Nieto Chief Financial Officer and Senior Vice President of Finance of Intraware, Inc. (Principal Financial Officer)

QuickLinks

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
Chief Executive Officer Certification
Chief Financial Officer Certification