Form 10-K/A
period 2002-02-28
INTRAWARE INC
filed 2003-06-12
CIK 1025134

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

Explanatory Note

        Intraware is filing this Amendment to its Annual Report on Form 10-K for the year ended February 28, 2002, to delete from the list of exhibits the Alliance Agreement dated January 15, 2002, between Globetrotter Software, Inc. and Intraware. We are deleting this agreement from the list of exhibits because we have determined that it was not at the time we filed the original Annual Report on Form 10-K, and is not currently, a material contract under applicable Securities and Exchange Commission rules. We are not refiling or amending our financial statements or financial statement schedules, or making any other changes to the exhibits.

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
2.2(14)
Asset Purchase Agreement dated as of May 15, 2002 by and between Intraware, Inc. and Computer Associates International, Inc. (the Registrant agrees to furnish a copy of any omitted schedule to the Commission upon request.)
3.1(i).1(10)	Amended and Restated Certificate of Incorporation of Intraware.
3.1(i).2(8)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock.
3.1(i).3(10)	Certificate of Elimination of Series B Certificate of Designation Preference and Rights of Series B Convertible Preferred Stock.
3.1(i).4(10)	Certificate of Designation Preference and Rights of Series B-1 Convertible Preferred Stock.
3.2(11)	Amended and Restated Bylaws of Intraware.
4.1(1)	Specimen Common Stock Certificate.
4.2(4)	Form of Warrant issued in connection with the June 2000 sale of Series A, B and C Preferred Stock.
4.3(7)	Form of Warrant issued in connection with the January 2001 sale of Series A Convertible Preferred Stock.
4.4(8)	Form of Warrant issued in connection with the April 2001 sale of Series B Convertible Preferred Stock.
4.5(15)	Warrant dated May 22, 2001.
10.1(1)	Form of Indemnification Agreement between Intraware and each of its directors and officers.
10.2(12)	1996 Stock Option Plan, as amended, and form of agreements thereunder.
10.3(1)	1998 Employee Stock Purchase Plan and form of agreements thereunder.
10.4(12)	1998 Director Option Plan and form of agreements thereunder.
10.5(1)	Form of Registration and Information Rights Agreement.
10.6(1)	Sleepy Hollow Investment Company Office Lease made August 23, 1996 between Sleepy Hollow Investment Company and Intraware.

10.7(1)	First Amendment to the Lease for Intraware entered into as of May 5, 1997 by and between Intraware and Sleepy Hollow Investment Company I.
10.8(1)	Second Amendment to the Lease for Intraware entered into as of March 31, 1998 by and between Intraware and Sleepy Hollow Investment Company I.
10.9(1)	Master Lease Agreement dated September 9, 1998 between Comdisco, Inc. and Intraware.
10.10(1)	Addendum and Equipment Schedules to the Master Lease Agreement dated as of September 9, 1998 between Intraware, as Lessee and Comdisco, Inc., as Lessor.
10.11(2)+	Intraware Services Agreement effective as of July 1, 1999, between Sun Microsystems, Inc. and Intraware.
10.12(2)	Sun Channel Agreement Master Terms effective as of September 1, 1999 between Sun Microsystems, Inc.
10.13(6)	Registration Rights Agreement dated as of January 10, 2001, by and among Intraware and the investors set forth therein.
10.14(7)	Registration Rights Agreement, dated January 12, 2001, by and among Intraware and the investors set forth therein.
10.15(8)	Form of Registration Rights Agreement dated April 2, 2001, by and among Intraware and the investors set forth therein.
10.16(7)	Preferred Stock and Warrant Purchase Agreement, dated January 12, 2001, by and among Intraware and the investors set forth therein.
10.17(6)	Form of Redemption and Amendment Agreement, dated as of January 10, 2001, by and among Intraware and the investors set forth therein.
10.18(4)	Securities Purchase Agreement dated as of June 29, 2000 by and among Intraware and the investors listed on the Schedule of Buyers.
10.19(8)	Form of Subscription Agreement, dated April 2, 2001, between Intraware and the purchasers of Intraware's Series B Convertible Preferred Stock.
10.20(8)	Form of Placement Agency Agreement, dated April 2, 2001 between Intraware and the placement agent for the offering of the Series B Convertible Preferred Stock.
10.21(9)	Form of Change of Control Severance Agreement between Intraware, Inc. and certain executive officers of Intraware.
10.22(10)	Form of Warrant relating to Company's Bridge Financing.
10.23(10)	Exchange Agreement, dated August 31, 2001 by and among Intraware and the investors named therein.
10.24(10)	Registration Rights Agreement, dated August 31, 2001 by and among Intraware, Inc. and the investors named therein.
10.25(13)	Sales Alliance Agreement dated June 28, 2001 between Corpsoft, Inc. and Intraware, Inc.
23.1(15)	Consent of Independent Accountants.
99.1	Certifications pursuant to 18 U.S.C. Section 1350, As Adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

(11)
Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the Quarter ended August 31, 2001 (File No. 000-25249)

(12)
Incorporated by reference to Intraware's Annual Report on Form 10-K for the year ended February 28, 2001 (File No. 000-25249)

(13)
Incorporated by reference to Intraware's Amendment to its Quarterly Report on Form 10-Q for the Quarter ended August 31, 2001 (File No. 000-25249)

(14)
Incorporated by reference to Intraware's Current Report on Form 8-K dated May 23, 2002 (File No. 000-25249) and filed with the Securities and Exchange Commission on May 31, 2003.

(15)
Incorporated by reference to Intraware's Annual Report on Form 10-K for the year ended February 28, 2002 (File No. 000-25249)

(b)
REPORTS ON FORM 8-K

        None.

(c)
EXHIBITS

        See Item 14(a)(3) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRAWARE, INC.
Dated: June 12, 2003	By:	/s/ PETER H. JACKSON Peter H. Jackson President and Chief Executive Officer

Chief Executive Officer Certification

        I, Peter H. Jackson, President and Chief Executive Officer of Intraware, Inc., certify that:

(1)
I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of Intraware, Inc.; and

(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Dated: June 12, 2003

/s/ PETER H. JACKSON Peter H. Jackson President and Chief Executive Officer of Intraware, Inc. (Principal Executive Officer)

Chief Financial Officer Certification

        I, Wendy A. Nieto, Chief Financial Officer and Senior Vice President of Finance of Intraware, Inc., certify that:

(1)
I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of Intraware, Inc.; and

(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Dated: June 12, 2003

/s/ WENDY A. NIETO Wendy A. Nieto Chief Financial Officer and Senior Vice President of Finance of Intraware, Inc. (Principal Financial Officer)

QuickLinks

PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
Chief Executive Officer Certification
Chief Financial Officer Certification