Form 10-Q/A
period 2002-05-31
INTRAWARE INC
filed 2003-06-12
CIK 1025134

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

Explanatory Note

        Intraware is filing this Amendment to its Quarterly Report on Form 10-Q for the quarter ended May 31, 2002, to delete from the list of exhibits the Intraware Services Agreement effective as of July 1, 2002 between Sun Microsystems, Inc. and Intraware. We are deleting this agreement from the list of exhibits because we have determined that it was not at the time we filed the original Quarterly Report on Form 10-Q, and is not currently, a material contract under applicable Securities and Exchange Commission rules.

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