Form 10-Q
period 2003-05-31
INTRAWARE INC
filed 2003-07-15
CIK 1025134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO           .

Commission file number 000-25249

INTRAWARE, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of
incorporation or organization)

68-0389976
(I.R.S. Employer
Identification Number)

25 ORINDA WAY
ORINDA, CA 94563
(Address of principal executive offices)

(925) 253-4500
(Registrant’s telephone number, including area code)

Indicate by check (X) whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒          No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐          No  ☒

As of June 30, 2003 there were 53,573,699 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INTRAWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	May 31, 2003	February 28, 2003
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$5,812	$6,841
Accounts receivable, net	1,290	1,521
Prepaid licenses, services and cost of deferred revenue	296	329
Other current assets	595	338
Total current assets	7,993	9,029
Cost of deferred revenue	12	37
Property and equipment, net	1,307	1,859
Other assets	10	11
Total assets	$9,322	$10,936

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$925	$683
Accrued expenses	1,082	1,189
Deferred revenue	1,947	2,495
Related party deferred revenue	525	525
Capital lease and other obligations	1,432	1,495
Total current liabilities	5,911	6,387
Deferred revenue	312	183
Related party deferred revenue	98	223
Capital lease obligations	575	906
Total liabilities	6,896	7,699
Contingencies (Note 7)
Redeemable convertible preferred stock; $.0001 par value; 10,000 shares authorized:
Series A; 1,298 shares issued and outstanding at May 31 and February 28, 2003 (aggregate liquidation preference of $2,350 at May 31 and February 28, 2003).	2,109	2,109
Series B-1; 42 and 49 shares issued and outstanding at May 31 and February 28, 2003, respectively (aggregate liquidation preference of $418 and $486 at May 31 and February 28, 2003, respectively).	313	364
Total redeemable convertible preferred stock	2,422	2,473
Stockholders’ equity:
Common stock; $0.0001 par value; 250,000 shares authorized; 52,310 and 52,101 shares issued and outstanding at May 31 and February 28, 2003, respectively.	5	5
Additional paid-in-capital	153,007	152,870
Unearned stock-based compensation	(20)	(32)
Accumulated deficit	(152,988)	(152,079)
Total stockholders’ equity	4	764
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$9,322	$10,936

See notes to unaudited interim consolidated financial information.

INTRAWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended
	May 31, 2003	May 31, 2002

Revenues:
Software product sales	$114	$1,744
Online services and technology	1,720	1,659
Alliance and reimbursement	862	1,106
Related party online services and technology	117	—
Total revenues	2,813	4,509

Cost of revenues:
Software product sales	100	1,213
Online services and technology	623	625
Alliance and reimbursement	490	521
Total cost of revenues	1,213	2,359
Gross profit	1,600	2,150

Operating expenses:
Sales and marketing	769	2,491
Product development	919	2,195
General and administrative	766	1,587
Amortization of intangibles	—	1,085
Restructuring	—	1,391
Impairment of assets	—	403
Total operating expenses	2,454	9,152
Loss from operations	(854)	(7,002)
Interest expense	(69)	(2,369)
Interest and other income and expenses, net	14	(35)
Gain on sale of Asset Management software business	—	2,656
Net loss	(909)	(6,750)
Basic and diluted net loss per share	$(0.02)	$(0.16)
Weighted average shares - basic and diluted	52,202	40,933

See notes to unaudited interim consolidated financial information.

INTRAWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months ended
	May 31, 2003	May 31, 2002
Cash flows from operating activities:
Net loss	$(909)	$(6,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	685	1,173
Amortization of goodwill and intangibles	—	1,085
Amortization of unearned compensation	12	526
Provision for doubtful accounts	2	18
Gain on sale of fixed assets	—	(2)
Gain on sale of Asset Management software business	—	(2,656)
Warrants adjustment to fair value	—	38
Amortization of discount on note payable	—	1,845
Impairment of assets	—	403
Amortization of warrant charge offset against revenue	—	936
Options to purchase common stock issued for services	—	48
Changes in assets and liabilities:
Accounts receivable	229	(474)
Prepaid licenses, services and cost of deferred revenue	58	2,227
Other assets	(256)	(11)
Accounts payable	112	(1,250)
Accrued expenses	(107)	1,089
Deferred revenue	(419)	(1,375)
Related party deferred revenue	(125)	—
Net cash used in operating activities	(718)	(3,130)
Cash flows from investing activities:
Purchases of property and equipment	(3)	(14)
Proceeds from sale of Asset Management software business	—	9,500
Proceeds from sale of fixed assets	—	7
Net cash provided by (used in) investment activities	(3)	9,493

Cash flows from financing activities:
Principal payments on notes payable	—	(5,700)
Bank overdraft	—	424
Proceeds from common stock and warrants, net of issuance costs	86	2,261
Principal payments on capital lease obligations	(394)	(291)
Net cash used in financing activities	(308)	(3,306)
Net increase (decrease) in cash and cash equivalents	(1,029)	3,057
Cash and cash equivalents at beginning of the period	6,841	2,979
Cash and cash equivalents at end of the period	$5,812	$6,036

Supplemental disclosure of cash flow information:
Cash paid for interest	$70	$519
Supplemental non-cash activity:
Property and equipment leases	$—	$16
Common stock issued for preferred stock conversion	$51	$572
Purchases of property and equipment in accounts payable	$130	$—

See notes to unaudited interim consolidated financial information.

INTRAWARE, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL INFORMATION

NOTE 1. BASIS OF PRESENTATION

INTRAWARE

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. The balance sheet at February 28, 2003, has been derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K, as amended by Amendment One thereto on Form 10-K/A, for the fiscal year ended February 28, 2003.

In the opinion of management, all adjustments, consisting only of normal recurring items, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending February 29, 2004. Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

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

We derive alliance and reimbursement revenue from our alliance agreement with Software Spectrum. The revenue from Software Spectrum consists of a percentage of the gross profit derived from the sales of Sun ONE software licenses and maintenance services, and reimbursement for the costs of maintaining a sales team dedicated to selling Sun ONE software for Software Spectrum. This revenue is recognized as we provide the services to Software Spectrum. The reimbursement revenue is recognized in accordance with Emerging Issues Task Force ("EITF") No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which generally requires that a company recognize as revenue travel expense and other reimbursable expenses billed to customers.

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

Concentration of credit risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. Deposits in these financial institutions may exceed the amount of insurance, if any, provided on such deposits. Our accounts receivable are derived from revenue earned from customers located primarily in the United States of America. We perform ongoing credit evaluations of our customers' financial conditions and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon our historical experience and the expected collectibility of all accounts receivable.

During the three months ended May 31, 2003 and 2002, two customers accounted for greater than 10% of total revenue. During the three months ended May 31, 2003 and 2002, revenue from customers that accounted for greater than 10% of total revenue was $1.6 million and $1.2 million, respectively.

As of May 31 and February 28, 2003, two and three customers accounted for greater than 10% of our accounts receivable, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period excluding shares subject to repurchase. Diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period if the effect is dilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon conversion of redeemable convertible preferred stock.

The following table sets forth the computation of basic and diluted net loss per share as well as securities that are not included in the diluted net loss per share calculation because to do so would be antidilutive:

	For the three months ended
	May 31, 2003	May 31, 2002
	(in thousands, except per share amounts)
Numerator:
Net loss	$(909)	$(6,750)

Denominator:
Weighted average shares	52,202	40,937
Weighted average unvested common shares subject to repurchase	—	(4)
Denominator for basic and diluted calculation	52,202	40,933
Basic and diluted net loss per share	$(0.02)	$(0.16)

Antidilutive securities including options, warrants, convertible redeemable preferred stock and unvested common shares subject to repurchase not included in net loss per share	14,414	14,179

NOTE 3. STOCK-BASED COMPENSATION

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and its related interpretations and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and related SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services.”

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share data):

	For the three months ended,
	May 31, 2003	May 31, 2002
Net loss	$(909)	$(6,750)
Add: Stock-based compensation expense included in reported net loss	12	526
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,038)	(1,459)
Pro forma	$(1,935)	$(7,683)
Net loss per share — basic and diluted
As reported	$(0.02)	$(0.16)
Pro forma	$(0.04)	$(0.19)

We calculated the fair value and value of each option grant on the date of grant during the three months ended May 31, 2003 and 2002, respectively, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	For the three months ended,
	May 31, 2003	May 31, 2002
Risk-free interest rates	1.56 - 2.85%	3.80 - 4.74%
Expected lives (in years)	4	4
Dividend yield	0%	0%
Expected volatility	138%	152%

We calculated the fair value of the stock issued under the employee stock purchase plan for the three months ended May 31, 2003 and 2002, respectively, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	April-03	October-02	April-02
Risk-free interest rates	1.22%	1.64%	1.96%
Expected lives (in months)	6	6	6
Dividend yield	0%	0%	0%
Expected volatility	102%	120%	151%

NOTE 4. CHANGES IN STOCKHOLDERS’ EQUITY

During the three months ended May 31, 2003, our stockholders’ equity changed as follows (in thousands):

	Common Stock		Additional Paid-In Capital	Unearned Stock-Based Compensation	Accumulated Deficit	Stockholders’ Equity	Comprehensive Loss
	Shares	Amount
Balance at February 28, 2003	52,101	5	152,870	(32)	(152,079)	764
Exercise of stock options	37	—	26	—	—	26
Issuance of common stock for employee stock purchase program	88	—	60	—	—	60

Amortization of unearned stock-based compensation	—	—	—	12	—	12
Conversion of preferred stock into common stock	84	—	51	—	—	51
Net loss	—	—	—	—	(909)	(909)	$(909)
Other comprehensive loss
Total comprehensive loss							$(909)
Balance at May 31, 2003	52,310	$5	$153,007	$(20)	$(152,988)	$4

NOTE 5. ABILITY TO CONTINUE OPERATIONS

Our Annual Report on Form 10-K, as amended by Amendment One thereto on Form 10-K/A, for our fiscal year ended February 28, 2003, contains a disclosure expressing substantial doubt regarding our ability to continue as a going concern as a result of our recurring losses and negative cash flows from operations.  We narrowed our net loss to $0.9 million for the three months ended May 31, 2003, as compared to a net loss of $6.8 million for the three months ended May 31, 2002.  In addition, we reduced our usage of operating cash to approximately $0.7 million for the three months ended May 31, 2003, as compared to $3.1 million for the three months ended May 31, 2002. Although the risks that potential revenue and collections shortfalls pose to our ability to continue as a going concern diminished in recent months, we continued to experience recurring losses and negative cash flows from operations for the three months ended May 31, 2003.  In addition, there remains no assurance that we will succeed in generating sufficient revenue to enable us to continue operations over the longer term.

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

We have historically been able to satisfy our cash requirements through revenues combined with financing and investing activities. Nevertheless, we continued to suffer recurring losses and negative cash flows from operations for the period ended May 31, 2003, and there is no assurance that we will succeed in generating sufficient cash from operations on a regular basis, achieving profitability, or obtaining additional capital if needed.

NOTE 6. ASSET SALE

In May 2002, we sold substantially all of the assets related to our Asset Management software business to Computer Associates International, Inc. for approximately $9.5 million in cash. In connection with this sale, our July 2001 agreement with Computer Associates for its resale of our Argis suite of software products was terminated. In addition, as part of that asset sale, we assigned to Computer Associates our May 2001 agreement with CorpSoft, Inc. (“Corporate Software”) for its resale of our Argis suite of software products. Because of the asset sale, Corporate Software’s successor-in-interest, Software Spectrum, Inc., has the right to terminate that agreement. If it does so, all of the shares subject to the warrant that we issued to Corporate Software in May 2001 will immediately become exercisable. The fair value of the warrant had been recorded as prepaid distribution costs and was being recognized as a reduction of revenue over the lesser of a ratable charge over the 24-month term of the agreement with Corporate Software or the period it took Corporate Software to generate revenue to Intraware of $1.6 million from Corporate Software’s resale of our asset management software. As no additional revenue would be generated for us under this distribution agreement, the remaining unamortized prepaid distribution costs of $936,000 were recorded as a reduction to revenue during the three months ended May 31, 2002.

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

We accrued for lease and related costs of approximately $983,000, principally pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our reductions in work force. We also recognized $63,000 relating to other restructuring expenses. Due to changes in management’s estimates relating to the restructuring during the three months ended August 31, 2002, we recognized an additional expense of $106,000 pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our reductions in work force. In addition, we did not incur severance and benefits of $106,000 and reduced the reserve accordingly. During the three months ended February 28, 2003, we terminated our Pittsburgh, Pennsylvania lease and realized a savings of approximately $152,000 in rent that would otherwise have been payable, and which was included in the restructuring line item on the consolidated statement of operations.

In our December 2000 restructuring, we closed our Fremont, California office and assigned our lease to a new tenant while acting as guarantor for that tenant. In May 2002, the new tenant defaulted on its lease. During the three months ended November 30, 2002, we made a cash payment of approximately $214,000 to terminate this lease.

The following table sets forth an analysis of the components of the restructuring and impairment of assets charges recorded for the three months ended May 31, 2003, (in thousands):

Excess lease and related costs
Reserve balance at February 28, 2003	$10

Cash paid	(10)
Reserve balance at May 31, 2003	$—

As of May 31, 2003, we have settled all liabilities associated with the May 2002 restructuring and sale of the Asset Management software business, subject to the ongoing indemnification obligation discussed in Note 7.

NOTE 7. CONTINGENCIES

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

•                  Intellectual Property Indemnity to Acquiror of Asset Management Business.  In the May 2002 sale of our Asset Management software business to Computer Associates International, Inc. (see Note 6), we agreed to indemnify Computer Associates for damages and costs incurred by it in connection with claims alleging that the software and technology we sold to them infringes the intellectual property rights of third parties. This indemnity will remain in effect until May 2007. Our maximum potential payment under this indemnity is $9.5 million.

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

Lawsuits containing similar allegations have been filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which Intraware and its three named current and former officers and directors are a part, on common pleadings issues. On or about October 9, 2002, the Court entered and ordered a Stipulation of Dismissal, which dismissed the three named current and former officers and directors from the litigation without prejudice. On February 19, 2002, the Court entered an order denying in part the issuer defendants’ omnibus motion to dismiss, including those portions of the motion to dismiss relating to Intraware. No discovery has been served on us to date.  A special committee of our Board recently approved a tentative settlement proposal from plaintiffs.  There is no guarantee that the settlement will become final, as it is subject to a number of conditions, including court approval; however, based on this proposed settlement, we do not believe we will suffer material future losses related to this lawsuit and therefore have not accrued for any losses.

On February 28, 2003 a purported securities class action lawsuit, Liu v. Credit Suisse First Boston et al., was filed in the United States District Court, Southern District of Florida. The defendants were Credit Suisse Group, several of Credit Suisse Group’s current and former directors and officers, and several public companies and certain of their current and former directors and officers, including Intraware and its chief executive officer and former chief financial officer. The suit alleged that the defendants engaged in a scheme to under-price initial public offerings and then artificially inflate prices of those stocks in the aftermarket, in violation of Florida blue sky law, Sections 11, 12 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the common law of fraud and negligence. The suit sought unspecified damages, restitution, and injunctive relief.  On June 19, 2003, the plaintiffs filed an amended complaint, dismissing Intraware and its chief executive officer and former chief financial officer from this lawsuit without prejudice.  Based on this dismissal, we do not believe we will suffer material future losses related to this lawsuit and therefore have not accrued for any losses.

We are also subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 146, ‘‘Accounting for Costs Associated with Exit or Disposal Activities.’’ SFAS No. 146 nullifies the guidance in EITF Issue No. 94-3, ‘‘Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).’’ Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 was effective for exit or disposal activities that are initiated after December 31, 2002.  We adopted SFAS No. 146 on January 1, 2003, and the adoption did not have a material impact on our financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing what the impact of the guidance would have on our financial statements.

In January 2003, the FASB issued FIN 46, ‘‘Consolidation of Variable Interest Entities.’’ In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  Since we do not have an interest in variable interest entities, our adoption of FIN 46 in Jaunary 2003 did not have a material impact on our financial position or results of operations.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003, or our third quarter of our fiscal year 2004. We are currently assessing what the impact of the guidance would have on our financial statements.

NOTE 9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

Redeemable Convertible Preferred Stock (Preferred Stock) activity for the three months ended May 31, 2003, was as follows (in thousands):

	Preferred Stock
	Shares	Amount
Balance at February 28, 2003	1,347	$2,473
Conversion of Series B-1 Preferred Stock into common stock	(7)	(51)
Balance at May 31, 2003	1,340	$2,422

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K, as amended by Amendment One thereto on Form 10-K/A, for the fiscal year ended February 28, 2003.  This discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements regarding our future cash and liquidity position, the extent and timing of future revenues and expenses and customer demand, the deployment of our products and services, and our reliance on third parties. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those discussed in “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q.

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

We have a limited operating history upon which investors may evaluate our business and prospects. Since inception, we have incurred significant losses, and, as of May 31, 2003, had an accumulated deficit of approximately $153 million. We expect to incur additional net losses during our fiscal year ending February 29, 2004. There can be no assurance that our gross profit will increase or continue at its current level. There also can be no assurance that we will generate cash from operations in future periods, or achieve or maintain profitability, or that we will be able to finance our operations without raising additional capital.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments. We base our estimates and judgments on historical experience and on various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies related to revenue recognition, prepaid licenses, allowance for doubtful accounts, goodwill and intangibles, and income taxes to be critical accounting policies due to the estimation process involved in each.

Revenue recognition

Online services and technology revenue results primarily from three types of arrangements.  First, it results from sales of our SubscribeNet electronic software delivery and management service to software vendors and other companies that distribute software as part of their business. Second, it results from the sale of our proprietary software licenses and related maintenance to companies using those products internally or using those products to provide web-based services to their customers. Third, it results from professional services that we provide to integrate our proprietary software, to convert data for customers, and to customize our SubscribeNet service for individual customer needs.  As a result of the sale of our Asset Management software business in May 2002 (discussed below in Results of Operations), we are not currently deriving significant revenue from licenses for our proprietary software; however, we may recognize future revenues as a result of our plan to sell licenses for our proprietary software underlying our SubscribeNet service and related maintenance. We sell our SubscribeNet service and our proprietary software licenses primarily through our direct sales force or through authorized resellers.

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

Revenue from transactions through authorized resellers has been recognized when the licenses and maintenance have been resold, utilized by the reseller or our related obligations have been satisfied. We provided for sales allowances for authorized resellers and direct sales on an estimated basis. This estimation was based on prior history as well as contractual requirements. Vendor specific objective evidence of fair value for the maintenance element of the proprietary software arrangements is based on historical and contractual renewal rates for maintenance. We defer the maintenance revenue at the outset of the arrangement and recognize it ratably over the period during which the maintenance is to be provided (generally 12 months), which normally commences on the date the software is delivered.

As mentioned above, a determination that the collection of fees is probable is a precursor to recognizing revenue. Determination of collectibility of payments requires judgment on the part of management and includes performing periodic credit evaluations of customers (see “Allowance for doubtful accounts” below).

Prepaid licenses

We write down our prepaid licenses for estimated obsolescence equal to the difference between the cost of the prepaid licenses and the estimated recoverable value based on assumptions about future demand, market conditions and our rights to return under stock rotation agreements. If actual future demand or market conditions are less favorable than those we project, additional prepaid license write-downs may be required. These prepaid licenses were originally obtained as a result of our third party reseller business. As of July 1, 2001, we ceased reselling third party software licenses (see “Revenue recognition” above).  During the three months ended May 31, 2002 and 2003, we recorded approximately $403,000 and zero in prepaid license write-downs, respectively.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses from our inability to collect required payments from our customers. We analyze specific accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. Changes in the above factors could have a material impact on actual bad debts incurred.

Goodwill and intangibles

As discussed in Note 1 of our “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K, as amended by Amendment One thereto on Form 10-K/A, for the year ended February 28, 2003, we are required to regularly review all of our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review for intangible and long-lived assets is necessary based upon the existence of one or more of the above indicators of impairment, we compare the book value of such assets to the future undiscounted cash flows attributable to those assets. If the book value is greater than the future undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. When we determine an impairment review of goodwill is necessary based on an impairment indicator or based on our annual testing requirements, we compare the fair value of the reporting unit to the carrying value of the reporting unit. If the carrying value of the reporting unit is greater than the fair value of the reporting unit, an impairment may be necessary. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. During fiscal year 2003, our remaining goodwill and intangibles were included in our calculation of the gain on sale of our Asset Management software business, as discussed in Note 13 of our “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K, as amended by Amendment One thereto on Form 10-K/A, for the year ended February 28, 2003.

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

RESULTS OF OPERATIONS

Total revenue

Revenue decreased to $ 2.8 million for the three months ended May 31, 2003, from $4.5 million for the three months ended May 31, 2002. For the three months ended May 31, 2003, software product revenue accounted for $0.1 million or 4% of revenue, compared to $1.7 million or 39% of revenue for the three months ended May 31, 2002. Online services and technology and related party online services and technology revenue for the three months ended May 31, 2003, accounted for $1.8 million or 65% of revenue compared to $1.7 million or 37% of revenue for the three months ended May 31, 2002.  Alliance and reimbursement revenue for the three months ended May 31, 2003, accounted for $0.9 million or 31% of revenue compared to $1.1 million or 24% of revenue for the three months ended May 31, 2002.

The increase in online services and technology and related party online service and technology revenue for the three months ended May 31, 2003, is primarily due to the acquisition of additional SubscribeNet customers since May 31, 2002.  The increase in online services and technology revenue from these new customers was partially offset by a reduction in online services and technology revenue under our services agreement with Sun Microsystems, Inc.  As of March 31, 2003, Sun no longer receives the SubscribeNet service.  The portion of that agreement related to our electronic fulfillment of initial Sun software license sales will remain in effect through June 2004; however, the fees payable by Sun for our fulfillment services have been reduced substantially effective March 1, 2003.  We expect our online services and technology revenue and related party online services and technology revenue to increase on a full fiscal year basis, primarily as a result of the acquisition of additional customers, an increase in total fees from existing customers through increased use of our services, and the introduction of new products and services. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated. In particular, our expected growth in revenue from the introduction of new products and services is subject to the risk that these new products and services may not be introduced in a timely manner, or may be canceled altogether, or even if they are introduced, customers may not be willing to buy them (see “Risk Factors” beginning on page 23 below).

Alliance and reimbursement revenue primarily relates to our alliance agreement with Software Spectrum for sales of Sun ONE software licenses and maintenance. The revenue from Software Spectrum consists of a percentage of the gross profit derived from the sales of Sun ONE software licenses and maintenance services, and reimbursement for the costs of maintaining a sales team dedicated to selling Sun ONE software for Software Spectrum.  The decrease in alliance and reimbursement revenue for the three months ended May 31, 2003, is primarily due to reduced sales of Sun ONE software licenses and maintenance services.  We expect our alliance and reimbursement revenues in our fiscal year 2004 to be at approximately the same level as, or at a slightly lower level than, those in our three months ended May 31, 2003. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

The decline in software product revenue and the majority of the decline in total revenue for the three months ended May 31, 2003, was due to our transition out of the business of reselling third-party software products and related maintenance. We expect our exited third-party product revenue to continue to decrease. However, we may recognize future revenues from products and services complementary to our SubscribeNet service which originate with other companies and are sold to customers through us as part of a comprehensive ESDM business solution. The previous two sentences are forward-looking statements and actual results could differ materially from those anticipated.

Cost of Revenues

Total cost of revenues decreased to $1.2 million for the three months ended May 31, 2003, from $2.4 million for the three months ended May 31, 2002. The decrease in cost of revenues is primarily due to the phasing out of our software reseller business.

Our gross margin increased to 57% for the three months ended May 31, 2003, from 48% for the three months ended May 31, 2002. The margin percentage increase primarily reflects our focus on the sale of our own services and technology, which generate higher margins than third-party products we resold.

Costs of revenues primarily consist of certain allocated costs related to our Internet connectivity, assets supporting costs of revenues, and customer support, as well as the costs associated with maintaining our sales team dedicated to selling Sun ONE software for which Software Spectrum reimburses us. Costs of revenues also consist of professional services personnel costs and the cost of third-party products sold. We purchased third-party products at a discount to the third-party’s established list prices according to standard reseller terms. We expect our overall costs of revenues to decrease from, and gross profit margin percentage to increase, over our fiscal year 2003 levels. However, the actual mix of sales transactions and the timing of the transactions may cause our cost of revenues and gross profit margins to fluctuate materially from those anticipated.

Sales and Marketing Expenses

For the three months ended May 31, 2003, sales and marketing expenses were $0.8 million or 27% of revenue, a decrease from $2.5 million or 55% of revenue for the three months ended May 31, 2002.

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, promotional materials and trade show expenses. The decrease in the dollar amount and percentage of revenue of our sales and marketing expenses is due to our restructuring efforts and the sale of our Asset Management software business in May 2002, which reduced expenditures on salaries and marketing, eliminated rent on closed offices and lowered commission expense due to lower sales.

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

Product Development Expenses

For the three months ended May 31, 2003, product development expenses were $0.9 million or 33% of revenue, a decrease from $2.2 million or 49% of revenue for the three months ended May 31, 2002.

Product development expenses primarily consist of personnel, consulting, software and related maintenance and equipment depreciation expenses. Costs related to research, design and development of products and services have been charged to product development expense as incurred. The decrease in the dollar amount and percentage of revenue of our product development expenses is due to our restructuring efforts and the sale of our Asset Management software business in May 2002, which eliminated expenditures on salaries and consulting fees for Asset Management software development personnel, and reduced software and related maintenance and equipment depreciation expenses through the sale or retirement of software and equipment.  We anticipate continuing to invest in additional functionality for our SubscribeNet service and underlying proprietary software. However, we expect those investments to fluctuate over time, and expect our product development expenses to fluctuate accordingly. Total product development expenditures are expected to be lower in fiscal year 2004 than fiscal year 2003 levels as a percentage of revenue. We cannot give assurance that our product development efforts will result in products, features or functionality or that the market will accept the products, features or functionality developed.

General and Administrative Expenses

For the three months ended May 31, 2003, general and administrative expenses were $0.8 million or 27% of revenue, a decrease from $1.6 million or 35% of revenue for the three months ended May 31, 2002.

General and administrative expenses consist primarily of compensation for administrative and executive personnel, facility costs and fees for professional services. A significant part of the decrease in our general and administrative expenses stems from our restructuring efforts in May 2002, which resulted in a reduction in compensation expense and lease costs for office space, and from the recovery during the three months ended May 31, 2003 of accounts previously written off during our 2001 fiscal year as uncollectible. Total expenditures are expected to be higher than fiscal year 2003 levels in total and as a percentage of revenue, partly because we do not expect significant recovery in the current fiscal year of accounts previously written off as uncollectible. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

May 2002 Restructuring and Sale of Asset Management Software Business

In May 2002, we sold substantially all of the assets related to our Asset Management software business to Computer Associates International, Inc. for approximately $9.5 million in cash. In connection with this sale, our July 2001 agreement with Computer Associates for its resale of our Argis suite of software products was terminated. In addition, as part of that asset sale, we assigned to Computer Associates our May 2001 agreement with Corporate Software (now Software Spectrum) for its resale of our Argis suite of software products. Because of the asset sale, Software Spectrum has the right to terminate that agreement. If it does so, all of the shares subject to the warrant that we issued to Software Spectrum in May 2001 will immediately become exercisable. The fair value of the warrant had been recorded as prepaid distribution costs and was being recognized as a reduction of revenue over the lesser of a ratable charge over the 24-month term of the agreement with Software Spectrum or the period it took Software Spectrum to generate revenue to Intraware of $1.6 million from Software Spectrum’s resale of our asset management software. As a result of the asset sale, the remaining unamortized prepaid distribution costs of $936,000 were recorded as a reduction to revenue during the three months ended May 31, 2002.

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

We accrued for lease and related costs of approximately $983,000, principally pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our reductions in work force. We also recognized $63,000 relating to other restructuring expenses. Due to changes in management’s estimates relating to the restructuring during the three months ended August 31, 2002, we recognized an additional expense of $106,000 pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our reductions in work force. In addition, we did not incur severance and benefits of $106,000 and reduced the reserve accordingly. During the three months ended February 28, 2003, we agreed with the landlord to terminate our Pittsburgh, Pennsylvania lease and realized a savings of approximately $152,000 that would otherwise have been payable as rent under the lease.

In our December 2000 restructuring, we closed our Fremont, California office and assigned our lease to a new tenant while acting as guarantor for that tenant. In May 2002, the new tenant defaulted on its lease. During the three months ended November 30, 2002, we made a cash payment of approximately $214,000 to terminate this lease.

The following table sets forth an analysis of the components of the restructuring and impairment of assets charges recorded for the three months ended May 31, 2003, (in thousands):

Excess lease and related costs

Reserve balance at February 28, 2003	$10

Cash paid	(10)
Reserve balance at May 31, 2003	$—

As of May 31, 2003, we have settled all liabilities associated with the May 2002 restructuring and sale of Asset Management business, subject to the ongoing indemnification obligation discussed in Note 7 of our “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

Amortization of Intangibles

For the three months ended May 31, 2003, amortization of intangibles was zero, a decrease from $1.1 million for the three months ended May 31, 2002.

Amortization of intangibles related to our acquisitions of BitSource, Inc. in October 1999 and Janus Technologies, Inc. in July 2000. On March 1, 2002, we ceased amortization of our goodwill balance.

Subsequently, in May 2002, as part of our Asset Management software business sale to Computer Associates, we included our remaining intangible assets and goodwill in the determination of the gain on sale.

Interest Expense

For the three months ended May 31, 2003, interest expense was $69,000, a decrease from $2.4 million for the three months ended May 31, 2002.

Interest expense relates to obligations under capital leases and notes payable. The decrease in interest expense from May 31, 2002, is primarily the result of accrued interest and accretion to redemption value related to our $7.0 million in notes payable, which were fully converted or paid off at May 31, 2002.

Interest and Other Income and Expenses, Net

For the three months ended May 31, 2003, interest and other income and expenses, net was a $14,000 credit, an increase from a net charge of $35,000 for the three months ended May 31, 2002.

Interest and other income and expenses, net primarily relates to interest earned on our investment balances and warrants recorded as liabilities adjusted to fair value. The decrease in interest and other income and expenses, net for the three months ended May 31, 2003, is primarily the result of charges we recorded during the three months ended May 31, 2002, to adjust the warrants we issued in connection with our August 31 and September 20, 2001 and May 2002 financings, which were classified as liabilities, to fair value. The charge recorded to adjust the warrants to fair value during the three months ended May 31, 2002, was approximately $38,000. All warrants have been reclassified to permanent equity and will no longer be adjusted to fair value.

Income Taxes

From inception through February 28, 2003, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of February 28, 2003, we had approximately $125 million of federal and $58 million of state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts between 2012 and 2022. Because of cumulative ownership changes, federal loss carry forwards totaling approximately $93 million and state loss carry-overs totaling approximately $43 million are subject to limitation. At February 28, 2003, $32 million and $15 million of federal and state net operating losses, respectively, were available, without limitation to offset future taxable income. Should there be a change of ownership in the future, the available net operating losses may be further limited. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, we have recorded a 100% valuation allowance.

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

Our cash and cash equivalents at May 31, 2003, were $5.8 million, a decrease of $1.0 million from $6.8 million at February 28, 2003. This decrease was due to $0.7 million used in operating activities and $0.3 million used in financing activities.

The net cash used in operating activities of $0.7 million for the three months ended May 31, 2003, was primarily due to our net loss, offset by decreases in accounts receivable and increases in accounts payable. Financing activities used $0.3 million for the three months ended May 31, 2003, primarily due to payments against our capital lease obligations.

Our Annual Report on Form 10-K, and Amendment One thereto on Form 10-K/A, for our fiscal year ended February 28, 2003, contain a disclosure expressing substantial doubt regarding our ability to continue as a going concern as a result of our recurring losses and negative cash flows from operations. We narrowed our net loss attributable to common stockholders to $0.9 million for the three months ended May 31, 2003, as compared to a net loss attributable to common stockholders of $6.8 million for the three months ended May 31, 2002.  In addition, we reduced our operating cash burn to approximately $0.7 million for the three months ended May 31, 2003, as compared to $3.1 million for the three months ended May 31, 2002. Although the risks that potential revenue and collections shortfalls pose to our ability to continue as a going concern diminished, we continued to experience recurring losses and negative cash flows from operations for the three months ended May 31, 2003. In addition, there remains no assurance that we will succeed in generating sufficient revenue to enable us to continue operations over the longer term.

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

We have historically been able to satisfy our cash requirements through financing and investing activities, and our cash position and net losses from operations have improved substantially during the three months ended May 31, 2003.  Nevertheless, we continued to suffer recurring losses and negative cash flows from operations for that period, and there is no assurance that we will succeed in generating sufficient cash from operations on a regular basis, achieving profitability, or obtaining additional capital if needed.

At May 31, 2003, we did not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

The following summarizes our lease obligations at May 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	2004	2005	2006	Total
Capital lease obligations	$1,251	$950	$—	$2,201
Operating leases	402	561	284	1,247
	$1,653	$1,511	$284	$3,448

As of May 31, 2003, our Redeemable Convertible Preferred Stock had a liquidation value of $2.8 million.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies the guidance in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 was effective for exit or disposal activities that are initiated after December 31, 2002.  We adopted SFAS No. 146 on January 1, 2003, and the adoption did not have a material impact on our financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing what the impact of the guidance would have on our financial statements.

In January 2003, the FASB issued FIN 46, ‘‘Consolidation of Variable Interest Entities.’’ In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Since we do not have interest in variable interest entities, our adoption of FIN 46 in January 2003 did not have a material impact on our financial position or results of operations.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003, or our third quarter of our fiscal year 2004. We are currently assessing what the impact of the guidance would have on our financial statements.

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

In May 2002, we sold our Asset Management software business. Accordingly, our SubscribeNet electronic software delivery and management service is now our primary service offering. We market the SubscribeNet service primarily to enterprise software companies, and many enterprise software companies have reported reductions in demand and lowered forecasts for their products and services over the past two years.  We may experience limited growth or a similar reduction in demand for our SubscribeNet service, which would have an immediate and adverse effect on us.  In addition, we have recently noticed a trend in which potential customers have increasingly delayed their decisions whether to purchase the SubscribeNet service.  These delays have affected and will likely continue to affect our revenues and cash flows in the current fiscal year.

Our planned growth in revenues is dependent in part on expected revenues from untested products and services.

Our planned growth in revenues and contract value, and our planned improvement in net loss per share, in fiscal year 2004 assume that a significant portion of our fiscal year 2004 revenue will be derived from products and services we have not yet sold, and that in some cases we have not yet released. For example, our planned revenue growth assumes significant sales of software license management and digital rights management applications that we plan to resell; of a solution that enables customers to order on-demand printing of third-party software documentation through the SubscribeNet service; and of business process and related systems integration consulting services.  We have not made any significant sales of these products or services yet, and some of them are not ready for sale.  Our failure to derive significant revenues from these new products and services in our 2004 fiscal year could have a material adverse effect on us.

Revenues to us under our Sun ONE software resale arrangement with Software Spectrum are likely to decline, and any termination of our relationship with Software Spectrum would have a substantial adverse effect on our business.

Under our Sales Alliance Agreement with Software Spectrum dated June 28, 2001, we have transitioned to Software Spectrum our reseller relationship with Sun Microsystems, Inc. for Sun ONE products.  Software Spectrum shares with us a portion of its gross profit from resales of Sun ONE software licenses and maintenance, and reimburses us for a substantial portion of our cost of maintaining a team dedicated to sales of Sun ONE software licenses and maintenance. This contract accounted for substantially all of our alliance and reimbursement revenues, a significant portion of our online services and technology revenues, and more than 10% of our total revenues in our 2003 fiscal year. However, revenues to us under this contract are likely to decrease, as sales and market share of Sun ONE software generally decline.  In addition, the term of this agreement will expire in June 2004 and is renewable for subsequent one-year terms.  It is possible that Software Spectrum will choose not to renew this agreement at any of those points.  It is also possible that Sun Microsystems will choose to stop permitting Software Spectrum to resell Sun ONE software.  Any non-renewal of our agreement with Software Spectrum, or termination of Software Spectrum’s rights to resell Sun ONE software, would likely have a material adverse effect on us.

The loss of one or more of our key customers or resellers could adversely affect our revenues.

A substantial amount of revenue from our SubscribeNet service comes from a relatively small number of customers.  These include Software Spectrum, to whom we provide the SubscribeNet service for electronic delivery of the Sun software that we jointly resell; Zomax Incorporated, with whom we have an agreement for resale of the SubscribeNet service; and other companies whose software we distribute electronically.  If one or more of these companies were to stop using our services or products, our operating results could be adversely affected. Our contractual relationships with most of these customers are subject to renewal or cancellation annually. As a result, we cannot assure you that any of our customers will renew their contracts with us in any given year.

If Nasdaq determines that we have failed to meet its SmallCap Market listing requirements, our common stock may be delisted.

Effective May 30, 2002, our common stock listing moved from the Nasdaq National Market to the Nasdaq SmallCap Market. Nasdaq has requirements a company must meet in order to remain listed on the Nasdaq SmallCap Market. One requirement is that the bid price of a company’s stock remain at $1.00 or above. The bid price of our common stock fell and remained below $1.00 on several occasions during fiscal year 2003 and on a number of occasions during the first quarter of fiscal year 2004. If the bid price of our common stock remains below $1.00 for an extended period, our grace period for regaining compliance with the minimum bid price requirement may be limited to 6 months because we may be unable to meet the requirements for extension of that grace period. If as a result of the application of any of Nasdaq’s listing requirements, our common stock were delisted from the Nasdaq SmallCap Market, our stock would become harder to buy and sell. Further, our stock could be subject to what are known as the “penny stock” rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, your ability to resell your shares of our common stock could be adversely affected.

We expect to have negative cash flow from operations for fiscal year 2004 and may not have sufficient cash to continue operations or, even if we can continue operations, to effectively manage our working capital requirements and fund our operations for the period required to achieve profitability.

Our Annual Report on Form 10-K, and Amendment One thereto on Form 10-K/A, for our fiscal year ended February 28, 2003, contain a disclosure expressing substantial doubt regarding our ability to continue as a going concern as a result of our recurring losses and negative cash flows from operations. We continue to experience recurring losses and negative cash flows from operations, and there is no assurance that we will succeed in generating sufficient revenue to enable us to continue operations over the longer term. As of May 31, 2003, we had approximately $5.8 million in cash and cash equivalents and working capital of approximately $2.1 million. We may not be able to achieve the revenue and gross margin objectives necessary to achieve and maintain positive cash flow or profitability without obtaining additional financing. Such financing may not be available on reasonable terms, and if available, such additional financing may dilute current stockholders. If such financing is required and we cannot obtain it, we will have to substantially curtail or discontinue operations.

We have a history of losses, we expect future losses and we may not ever become profitable.

We have not achieved profitability, may incur net losses through our fiscal year ending February 29, 2004, and may not ever become profitable in the future. We incurred net losses attributable to common stockholders of $0.9 million for the quarter ended May 31, 2003, $9.7 million for the fiscal year ended February 28, 2003, $37.4 million for the fiscal year ended February 28, 2002, and $68.4 million for the fiscal year ended February 28, 2001. As of May 31, 2003, we had an accumulated deficit of approximately $153 million. We will need to generate significant additional online services and technology revenues and/or reduce operating costs to achieve positive cash flow and profitability. We have a limited operating history that makes it difficult to forecast our future operating results. We cannot be certain we will achieve sufficient revenues or gross profits in future quarters to achieve profitability or positive cash flow.

Our relationship with Sun Microsystems has diminished substantially and our future revenues will be adversely affected as a result.

Since we began operations, we have derived a substantial portion of our SubscribeNet revenue through our relationship with Netscape Communications Corporation, which was transferred to Sun Microsystems, Inc. when Sun took over Netscape’s e-commerce software business. In March 2002, we signed a new agreement with Sun for our provision of the SubscribeNet service and initial software license fulfillment services to Sun through June 2003. During our fiscal year 2003, Sun accounted for more than 10% of our revenues. In October 2002, Sun and Intraware amended that agreement to make the SubscribeNet service cancelable by either party on December 31, 2002, or at the end of any calendar quarter thereafter, provided the canceling party gave 30 days’ notice. Sun provided such a notice and canceled the SubscribeNet portion of the agreement effective March 31, 2003. We amended the agreement to extend until June 2004 the service by which we electronically fulfill initial software license sales by Sun; however, the fees payable by Sun for those fulfillment services have been reduced substantially effective March 1, 2003.

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

•                  unwillingness of potential customers to purchase our services due to concerns about our financial strength;

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

Concerns over the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of our SubscribeNet service. Any failure by us to prevent security breaches could significantly harm our business and results of operations. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the algorithms we use to protect our customers’ transaction data or our software vendors’ products. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of security could deter people from using the Web to conduct transactions involving transmission of confidential information or download of sensitive materials.

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

We electronically deliver third-party software to end-users. This activity creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with software companies. Any claims could result in costly litigation and be time-consuming to defend, divert management’s attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements. These claims could be made for defamation, negligence, patent, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of these materials.

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

We take steps to verify that end-users who download third-party software through our SubscribeNet service are entitled to deploy and use that software. However, there can be no assurance that this verification procedure will help us defend against claims by, or protect us against liability to, the owners of copyrights in that third-party software. Our success and ability to compete are substantially dependent upon our internally developed technology, which we protect through a combination of patent, copyright, trade secret and trademark law. We are aware that certain other companies are using or may have plans to use the name “Intraware” as a company name or as a trademark or service mark. While we have received no notice of any claims of trademark infringement from any of those companies, we cannot assure you that these companies may not claim superior rights to “Intraware” or to other marks we use. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services or technology and we cannot be certain that the steps we have taken will prevent misappropriation of our technology.

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

The European Union has enacted its own data protection and privacy directive, which required all 15 European Union Member States to implement laws relating to the processing and transmission of personal data. We must, at a minimum, comply with the data privacy “safe harbor” agreed upon by the European Union and the U.S. Commerce Department, as well as any other regulations adopted by other countries where we may do business.

The growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. Compliance with any newly adopted laws may prove difficult for us and may negatively affect our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At May 31, 2003, we had cash and cash equivalents of approximately $5.8 million. We have not used derivative financial instruments in our investment portfolio during the three months ended May 31, 2003. We place our investments with high quality issuers, by policy, in an effort to limit the amount of credit exposure to any one issue or issuer.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. At May 31, 2003, all of our cash, cash equivalents and investment portfolio carried maturity dates of less than 90 days.

The effect of changes in interest rates of +/-10% over a nine-month horizon would not have a material effect on the fair market value of the portfolio.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Lawsuits containing similar allegations have been filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which Intraware and its three named current and former officers and directors are a part, on common pleadings issues. On or about October 9, 2002, the Court entered and ordered a Stipulation of Dismissal, which dismissed the three named current and former officers and directors from the litigation without prejudice. On February 19, 2002, the Court entered an order denying in part the issuer defendants’ omnibus motion to dismiss, including those portions of the motion to dismiss relating to Intraware. No discovery has been served on us to date.  A special committee of our Board recently approved a tentative settlement proposal from plaintiffs.  There is no guarantee that the settlement will become final, as it is subject to a number of conditions, including court approval; however, based on this proposed settlement, we do not believe we will suffer material future losses related to this lawsuit and therefore have not accrued for any losses.

On February 28, 2003 a purported securities class action lawsuit, Liu v. Credit Suisse First Boston et al., was filed in the United States District Court, Southern District of Florida. The defendants were Credit Suisse Group, several of Credit Suisse Group’s current and former directors and officers, and several public companies and certain of their current and former directors and officers, including Intraware and its chief executive officer and former chief financial officer. The suit alleged that the defendants engaged in a scheme to under-price initial public offerings and then artificially inflate prices of those stocks in the aftermarket, in violation of Florida blue sky law, Sections 11, 12 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the common law of fraud and negligence. The suit sought unspecified damages, restitution, and injunctive relief.  On June 19, 2003, the plaintiffs filed an amended complaint, dismissing Intraware and its chief executive officer and former chief financial officer from this lawsuit without prejudice.  Based on this dismissal, we do not believe we will suffer material future losses related to this lawsuit and therefore have not accrued for any losses.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit Number	Description
10.1+	Amendment One to Sales Alliance Agreement dated June 28, 2001 between Intraware, Inc. and Software Spectrum, Inc. (as successor-in-interest to CorpSoft, Inc.)

99.1	Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

+                 Confidential treatment has been requested for certain portions of this exhibit.

Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRAWARE, INC.

Dated: July 15, 2003	By:	/s/ WENDY A. NIETO
Wendy A. Nieto
Chief Financial Officer and Senior Vice President of Finance

Chief Financial Officer Certification

I, Wendy A. Nieto, Chief Financial Officer and Senior Vice President of Finance of Intraware, Inc. certify that:

(1)  I have reviewed this Quarterly Report on Form 10-Q of Intraware, Inc. (the “registrant”);

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

(4)  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(i)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(ii)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

(iii)  presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(ii)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)  The registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated July 15, 2003

/s/ WENDY A. NIETO
Wendy A. Nieto
Chief Financial Officer and Senior Vice President of Finance of Intraware, Inc. (Principal Financial Officer)

Chief Executive Officer Certification

I, Peter H. Jackson, President and Chief Executive Officer of Intraware, Inc. certify that:

(1)  I have reviewed this Quarterly Report on Form 10-Q of Intraware, Inc. (the “registrant”);

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

(4)  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(i)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(ii)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

(iii)  presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(ii)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)  The registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated July 15, 2003

/s/ PETER H. JACKSON
Peter H. Jackson
President and Chief Executive Officer of Intraware, Inc. (Principal Executive Officer)