Form 10-Q
period 2003-08-31
INTRAWARE INC
filed 2003-10-15
CIK 1025134

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003

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

        As of October 3, 2003 there were 58,619,382 shares of the registrant's Common Stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INTRAWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	August 31, 2003	February 28, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,279	$6,841
Accounts receivable, net	1,159	1,521
Prepaid licenses, services and cost of deferred revenue	301	329
Other current assets	336	338

Total current assets	7,075	9,029
Cost of deferred revenue	73	37
Property and equipment, net	958	1,859
Other assets	9	11

Total assets	$8,115	$10,936

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$589	$683
Accrued expenses	1,023	1,189
Notes payable	963	—
Deferred revenue	2,131	2,495
Related party deferred revenue	498	525
Capital lease and other obligations	33	1,495

Total current liabilities	5,237	6,387
Deferred revenue	316	183
Related party deferred revenue	—	223
Notes payable	1,019	—
Capital lease obligations	—	906

Total liabilities	6,572	7,699

Contingencies (Note 6)
Redeemable convertible preferred stock; $.0001 par value; 10,000 shares authorized:
Series A; 663 and 1,298 shares issued and outstanding at August 31 and February 28, 2003, respectively (aggregate liquidation preference of $1,200 and $2,350 at August 31 and February 28, 2003, respectively).	1,077	2,109
Series B-1; 2 and 49 shares issued and outstanding at August 31 and February 28, 2003, respectively (aggregate liquidation preference of $22 and $486 at August 31 and February 28, 2003, respectively).	16	364

Total redeemable convertible preferred stock	1,093	2,473

Stockholders' equity:
Common stock; $0.0001 par value; 250,000 shares authorized; 54,079 and 52,101 shares issued and outstanding at August 31 and February 28, 2003, respectively.	5	5
Additional paid-in-capital	154,463	152,870
Shareholders' receivable	(30)	—
Unearned stock-based compensation	(8)	(32)
Accumulated deficit	(153,980)	(152,079)

Total stockholders' equity	450	764

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$8,115	$10,936

See notes to unaudited interim consolidated financial information.

INTRAWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Revenues:
Software product sales	$88	$554	$202	$2,298
Online services and technology	1,520	1,600	3,240	3,259
Alliance and reimbursement	802	1,151	1,664	2,257
Related party online services and technology	115	27	232	27

Total revenues	2,525	3,332	5,338	7,841

Cost of revenues:
Software product sales	67	449	167	1,662
Online services and technology	636	407	1,259	1,032
Alliance and reimbursement	422	520	912	1,041

Total cost of revenues	1,125	1,376	2,338	3,735

Gross profit	1,400	1,956	3,000	4,106

Operating expenses:
Sales and marketing	695	1,164	1,464	3,655
Product development	757	1,812	1,676	4,007
General and administrative	891	219	1,657	1,806
Amortization of intangibles	—	—	—	1,085
Restructuring	—	—	—	1,391
Impairment of assets	—	389	—	792

Total operating expenses	2,343	3,584	4,797	12,736

Loss from operations	(943)	(1,628)	(1,797)	(8,630)
Interest expense	(61)	(108)	(130)	(2,477)
Interest and other income and expenses, net	12	517	26	482
Gain on sale of Asset Management software business	—	—	—	2,656

Net loss	$(992)	$(1,219)	$(1,901)	$(7,969)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.04)	$(0.18)

Weighted average shares — basic and diluted	53,526	46,535	52,864	43,755

See notes to unaudited interim consolidated financial information.

INTRAWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended
	August 31, 2003	August 31, 2002
Cash flows from operating activities:
Net loss	$(1,901)	$(7,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,219	2,175
Amortization of unearned stock-based employee compensation	24	879
Provision for doubtful accounts	2	—
Amortization of discount on note payable	5	1,845
Amortization of goodwill and intangibles	—	1,085
Gain on sale of fixed assets	—	(2)
Gain on sale of Asset Management software business	—	(2,656)
Warrants adjustment to fair value	—	(460)
Impairment of assets	—	792
Amortization of warrant charge offset against revenue	—	936
Options to purchase common stock issued for services	—	50
Changes in assets and liabilities:
Accounts receivable	359	453
Prepaid licenses, services and cost of deferred revenue	(8)	3,310
Other assets	4	184
Accounts payable	(223)	(3,932)
Accrued expenses	(166)	495
Deferred revenue	(230)	(2,290)
Related party deferred revenue	(250)	998
Other obligations	1	—

Net cash used in operating activities	(1,164)	(4,107)

Cash flows from investing activities:
Purchases of property and equipment	(189)	(14)
Proceeds from sale of Asset Management software business	—	9,500
Proceeds from sale of fixed assets	—	7

Net cash provided by (used in) investing activities	(189)	9,493

Cash flows from financing activities:
Principal payments on notes payable	—	(5,700)
Proceeds from notes payable	2,022	—
Proceeds from common stock and warrants, net of issuance costs	138	7,196
Principal payments on capital lease obligations	(2,369)	(770)

Net cash provided by (used in) financing activities	(209)	726

Net increase (decrease) in cash and cash equivalents	(1,562)	6,112
Cash and cash equivalents at beginning of the period	6,841	2,979

Cash and cash equivalents at end of the period	$5,279	$9,091

Supplemental disclosure of cash flow information:
Cash paid for interest	$119	$617
Supplemental non-cash activity:
Property and equipment leases	$—	$16
Common stock issued for preferred stock conversion	$1,379	$889
Purchases of property and equipment in accounts payable	$129	$—

See notes to unaudited interim consolidated financial information.

INTRAWARE, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL INFORMATION

NOTE 1. BASIS OF PRESENTATION

INTRAWARE

        The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. The balance sheet at February 28, 2003, has been derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K, as amended by Amendment One thereto on Form 10-K/A, for the fiscal year ended February 28, 2003.

        In the opinion of management, all adjustments, consisting only of normal recurring items, considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending February 29, 2004. Certain prior period balances have been reclassified to conform to the current period presentation.

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

        We derive alliance and reimbursement revenue from our alliance agreement with Software Spectrum, Inc. ("Software Spectrum") (see Note 9). This revenue consists of a percentage of the gross profit derived from the sales of Sun ONE software licenses and maintenance services, and reimbursement for the costs of maintaining a sales team dedicated to selling Sun ONE software for Software Spectrum. This revenue is recognized as we provide the services to Software Spectrum. The reimbursement revenue is recognized in accordance with Emerging Issues Task Force ("EITF") No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which generally requires that a company recognize as revenue travel expense and other reimbursable expenses billed to customers.

        We derive software product revenues from resold licenses and maintenance for multiple business software product lines.

        We defer online services and technology revenues related to ESDM and related professional services, and generally recognize them ratably over the term of the service arrangement. Some SubscribeNet services provided to new customers involve significant implementation or customization essential to the functionality of our SubscribeNet services. In those cases, we defer revenue recognition until the services go-live date is reached. The go-live date is the date on which the essential functionality has been delivered or on which the website through which the service is provided enters the production environment, or the point at which no additional customization is required, whichever is later. When we sell additional services related to the original SubscribeNet agreement, revenue is recognized ratably over the remaining term of the agreement, commencing with the delivery of the additional services. The revenue is included in online services and technology.

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

Stock-Based Compensation

        We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and its related interpretations and comply with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and related SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services."

        The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share data):

	For the Three Months Ended,		For the Six Months Ended,
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Net loss	$(992)	$(1,219)	$(1,901)	$(7,969)
Add: Stock-based employee compensation expense included in reported net loss	12	353	24	879
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(913)	(1,209)	(1,914)	(2,623)

Pro forma	$(1,893)	$(2,075)	$(3,791)	$(9,713)

Net loss per share — basic and diluted
As reported	$(0.02)	$(0.03)	$(0.04)	$(0.18)

Pro forma	$(0.04)	$(0.04)	$(0.07)	$(0.22)

        We calculated the fair value of each option grant on the date of grant, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	For the Three Months Ended,		For the Six Months Ended,
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Risk-free interest rates	1.51-3.37%	2.52-4.74%	1.51-3.37%	2.52-4.74%
Expected lives (in years)	4	4	4	4
Dividend yield	0%	0%	0%	0%
Expected volatility	137%	150%	137%	150%

        We calculated the fair value of the stock issued under the employee stock purchase plan using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	For the Three and Six Months ended August 31, 2003	For the Three and Six Months Ended August 31, 2002
Risk-free interest rates	1.22%	1.96%
Expected lives (in months)	6	6
Dividend yield	0%	0%
Expected volatility	102%	151%

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

        The following table sets forth the computation of basic and diluted net loss per share as well as securities that are not included in the diluted net loss per share calculation because to do so would be antidilutive (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Numerator:
Net loss	$(992)	$(1,219)	$(1,901)	$(7,969)

Denominator:
Weighted average shares	53,526	46,535	52,864	43,757
Weighted average unvested common shares subject to repurchase	—	—	—	(2)

Denominator for basic and diluted calculation	53,526	46,535	52,864	43,755

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.04)	$(0.18)

Effect of antidilutive securities:
Redeemable convertible preferred stock	689	2,288	689	2,288
Warrants to purchase common stock	2,229	3,269	2,229	3,269
Options to purchase common stock	10,195	9,418	10,195	9,418

	13,113	14,975	13,113	14,975

Recent Accounting Pronouncements

        In November 2002, EITF reached a consensus on issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing the impact this guidance would have on our financial statements.

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation Number "FIN" 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Since we do not have an interest in variable interest entities, our adoption of FIN 46 in January 2003 did not have a material impact on our financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31,

2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003, or the third quarter of our fiscal year 2004. According to our preliminary assessment of SFAS No. 150, we expect that our redeemable convertible preferred stock will be reclassified to permanent equity on our consolidated balance sheets.

NOTE 3. CHANGES IN STOCKHOLDERS' EQUITY

        During the six months ended August 31, 2003, our stockholders' equity changed as follows (in thousands):

	Common Stock
			Additional Paid-In Capital	Shareholders' Receivable	Unearned Stock-Based Compensation	Accumulated Deficit	Stockholders' Equity	Comprehensive Loss
	Shares	Amount
Balance at February 28, 2003	52,101	$5	$152,870	$—	$(32)	$(152,079)	$764
Exercise of stock options	132	—	108	(30)	—	—	78
Issuance of common stock for employee stock purchase program	88	—	60	—	—	—	60
Amortization of unearned stock-based compensation	—	—	—	—	24	—	24
Issuance of warrants to purchase common stock in connection with notes payable	—	—	46	—	—	—	46
Conversion of preferred stock and warrants into common stock	1,758	—	1,379	—	—	—	1,379
Net loss	—	—	—	—	—	(1,901)	(1,901)	$(1,901)
Other comprehensive loss								—

Total comprehensive loss								$(1,901)

Balance at August 31, 2003	54,079	$5	$154,463	$(30)	$(8)	$(153,980)	$450

NOTE 4. ABILITY TO CONTINUE OPERATIONS

        Our Annual Report on Form 10-K, as amended by Amendment One thereto on Form 10-K/A, for our fiscal year ended February 28, 2003, contains a disclosure expressing substantial doubt regarding our ability to continue as a going concern as a result of our recurring losses and negative cash flows from operations. We narrowed our net loss to $1.9 million for the six months ended August 31, 2003, as compared to a net loss of $8.0 million for the six months ended August 31, 2002. In addition, we reduced our usage of operating cash to approximately $1.1 million for the six months ended August 31, 2003, as compared to $4.1 million for the six months ended August 31, 2002. In September 2003, we raised $6.2 million in new capital (see Note 10). Although the risks that potential revenue and collections shortfalls pose to our ability to continue as a going concern diminished in recent months, we continued to experience recurring losses and negative cash flows from operations for the six months ended August 31, 2003. In addition, there remains no assurance that we will succeed in generating sufficient revenue to enable us to continue operations over the longer term.

        Our future capital requirements will depend on many factors, including our ability to increase revenue levels and/or reduce costs of operations to generate positive cash flows, the timing and extent of expenditures to support expansion of sales and marketing efforts, market acceptance of our services, and timeliness of collections of our accounts receivable. Any projections of future cash needs are subject to substantial uncertainty. Our ability to generate increased revenues and cash flows and, if necessary, raise additional capital is also subject to substantial uncertainty, given the challenging economic environment currently prevailing in the technology sector. The bid price of our common stock has been below $1.00 numerous times over the past 12 months. If we fail to meet the $1.00 minimum bid price requirement or the other standards for continued listing on the Nasdaq SmallCap Market, our common stock will likely be de-listed and our ability to generate both sales and additional capital will be subject to further uncertainty.

        We have historically been able to satisfy our cash requirements through revenues combined with financing and investing activities. Nevertheless, we continued to suffer recurring losses and negative cash flows from operations for the period ended August 31, 2003, and there is no assurance that we will succeed in generating sufficient cash from operations on a regular basis, achieving profitability, or obtaining additional capital if needed.

NOTE 5. ASSET SALE

        In May 2002, we sold substantially all of the assets related to our Asset Management software business to Computer Associates International, Inc. for approximately $9.5 million in cash. In connection with this sale, our July 2001 agreement with Computer Associates for its resale of our Argis suite of software products was terminated. In addition, as part of that asset sale, we assigned to Computer Associates our May 2001 agreement with CorpSoft, Inc. ("Corporate Software") for its resale of our Argis suite of software products. Because of the asset sale, Corporate Software's successor-in-interest, Software Spectrum, Inc., has the right to terminate that agreement. If it does so, all of the shares subject to the warrant that we issued to Corporate Software in May 2001 will immediately become exercisable. The fair value of the warrant had been recorded as prepaid distribution costs and was being recognized as a reduction of revenue over the lesser of a ratable charge over the 24-month term of the agreement with Corporate Software or the period it took Corporate Software to generate revenue to Intraware of $1.6 million from Corporate Software's resale of our asset management software. As no additional revenue would be generated for us under this distribution agreement, the remaining unamortized prepaid distribution costs of $936,000 were recorded as a reduction to revenue during the three months ended May 31, 2002.

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

        The following table sets forth an analysis of the components of the restructuring and impairment of assets charges recorded for the six months ended August 31, 2003, (in thousands):

Excess lease and related costs
Reserve balance at February 28, 2003	$10
Cash paid	(10)

Reserve balance at August 31, 2003	$—

        As of August 31, 2003, we have settled all liabilities associated with the May 2002 restructuring and sale of the Asset Management software business, subject to the ongoing indemnification obligation discussed in Note 6.

NOTE 6. CONTINGENCIES

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

  •
  Intellectual Property Indemnity to Acquiror of Asset Management Business. In the May 2002 sale of our Asset Management software business to Computer Associates (see Note 5), we agreed to indemnify Computer Associates for damages and costs incurred by it in connection with claims alleging that the software and technology we sold to them infringes the intellectual property rights of third parties. This indemnity will remain in effect until May 2007. Our maximum potential payment under this indemnity is $9.5 million.

  •
  Indemnities to Private Investors. In our private placements of stock, we have made representations and warranties to the investors and placement agents, and have agreed to indemnify them for any damages and costs they incur as a result of our breach of those representations and warranties. We also have signed registration rights agreements with private investors under which we indemnify them for damages they incur as a result of our failure to maintain the effectiveness of registration statements. The duration of our indemnities to our investors under the respective stock and warrant purchase agreements ranges from one to two years from the respective closing dates, other than the purchase agreements for our June 2000 warrants and our January 2001 Series A Preferred Stock and warrants, which provide for indemnities of unlimited duration. Our indemnities to our investors under the respective registration rights agreements expire upon termination of our registration obligations, which is typically the date the securities are salable under Rule 144(k) under the Securities Act of 1933. Our potential payments under these indemnities are unlimited.

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

        Lawsuits containing similar allegations have been filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which Intraware and its three named current and former officers and directors are a part, on common pleadings issues. On or about October 9, 2002, the Court entered and ordered a Stipulation of Dismissal, which dismissed the three named current and former officers and directors from the litigation without prejudice. On February 19, 2003, the Court entered an order denying in part the issuer defendants' omnibus motion to dismiss, including those portions of the motion to dismiss relating to Intraware. No discovery has been served on us to date. A special committee of our Board recently approved a tentative settlement proposal from plaintiffs. There is no guarantee that the settlement will become final, as it is subject to a number of conditions, including court approval; however, based on this proposed settlement, we do not believe we will suffer material future losses related to this lawsuit and therefore have not accrued for any losses.

        On February 28, 2003, a purported securities class action lawsuit, Liu v. Credit Suisse First Boston et al., was filed in the United States District Court, Southern District of Florida. The defendants were Credit Suisse Group, several of Credit Suisse Group's current and former directors and officers, and several public companies and certain of their current and former directors and officers, including Intraware and its chief executive officer and former chief financial officer. The suit alleged that the defendants engaged in a scheme to under-price initial public offerings and then artificially inflate prices of those stocks in the aftermarket, in violation of Florida blue sky law, Sections 11, 12 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the common law of fraud and negligence. The suit sought unspecified damages, restitution, and injunctive relief. On June 19, 2003, the plaintiffs filed an amended complaint, dismissing Intraware and its chief executive officer and former chief financial officer from this lawsuit without prejudice. Based on this dismissal, we do not believe we will suffer material future losses related to this lawsuit and therefore have not accrued for any losses.

        We are also subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

NOTE 7. REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

        Redeemable convertible preferred stock ("Preferred Stock") activity for the six months ended August 31, 2003, was as follows (in thousands):

	Preferred Stock
	Shares	Amount
Balance at February 28, 2003	1,347	$2,473
Conversion of Series B-1 Preferred Stock into common stock	(47)	(348)
Conversion of Series A Preferred Stock into common stock	(635)	(1,032)

Balance at August 31, 2003	665	$1,093

NOTE 8. NOTES PAYABLE

        In August 2003, we issued a note payable to a bank for proceeds of approximately $2.0 million. The note bears an annual interest rate of the greater of 1% in excess of the bank's prime rate (4.00% at August 31, 2003) or 5.25%. The interest rate on the note payable at August 31, 2003, was 5.25%. The note payable is payable in fixed monthly principal installments plus interest through August 2005. In connection with the note payable, we issued a warrant to purchase 41,730 shares of our common stock at an exercise price of $1.19 per share. The warrant was immediately exercisable and expires in August 2010. We estimated the allocated fair value of such warrant at approximately $46,000, using the Black-Scholes valuation model with the following assumptions: expected volatility of 136%, risk-free interest rate of 4.01%, expected life of seven years and no dividends. The value of the warrant was recorded as a debt discount and will be amortized as interest expense using the effective interest method over the life of the note payable. For the three and six months ended August 31, 2003, interest expense related to such warrant amounted to approximately $5,000. The unamortized balance is presented as a discount against the principal balance of the note payable outstanding. At August 31, 2003, the warrants had not been exercised.

        In August 2003, we also entered into a line of credit with the same bank. The line of credit bears annual interest at the greater of the bank's prime rate plus 1% or 5.25%. The agreement provides for borrowings of up to $500,000 through August 2004 and is limited to equipment purchases. At August 31, 2003, we had borrowed approximately $39,000 under this agreement and the interest rate at that date was 5.25%. Monthly payments of interest only are payable through July 2004, after which fixed monthly principal installments plus interest will be made through July 2006.

        All of this debt is collateralized by a senior security interest in substantially all of our assets. We are also required to maintain compliance with some financial covenants.

        Scheduled maturities of debt at August 31, 2003, are as follows (in thousands):

Years ending:
February 29, 2004	$496
February 28, 2005	1,003
February 28, 2006	516
February 28, 2007	8

$2,023

NOTE 9. ALLIANCES

        On August 12, 2002, we entered into a strategic alliance agreement with Zomax Incorporated ("Zomax"), an international outsource provider of process management services. The agreement provided for Zomax' marketing and resale of our SubscribeNet ESDM service to its global customer base. Under the agreement, Zomax was required to pay a minimum license fee totaling $15 million to us over 10 years, subject to some conditions, including Zomax' right to cancel the agreement at any time with one year's notice. The annual minimum license fee is based on a graduated scale, beginning with $0.5 million in the first year of the agreement and escalating to $2.2 million in the final year of the agreement. Zomax will also pay us non-refundable quarterly service fees, based on sales of the SubscribeNet service by Zomax, over the term of the agreement. Under this agreement, our SubscribeNet service is the only ESDM solution Zomax may sell and Zomax is the only supply chain management outsourcing industry company we may authorize to resell our SubscribeNet service. Under the agreement, on September 3, 2002, Zomax paid to us a $1 million prepayment to be applied against future fees. As part of the agreement, we are also a non-exclusive lead generator for Zomax' products and services, through which we can receive fees based on the generation of completed leads for Zomax. Lastly, we will reimburse Zomax for one-half of the base salary of a product sales manager, up to a maximum amount.

        On the day we entered into that strategic alliance agreement with Zomax, we also completed a private placement of approximately 6.1 million shares of our common stock to Zomax for gross proceeds of approximately $5.0 million. Upon completion of that private placement, Zomax held approximately 12% of our outstanding common stock. On September 18, 2003, we filed an amended registration statement to register the resale of the common stock issued to Zomax. The SEC declared that registration statement effective on September 25, 2003.

        On August 29, 2003, we amended our strategic alliance agreement with Zomax to: 1) allow Zomax to terminate the agreement as of August 12, 2004, or as of any date thereafter, with or without cause, by delivery of 30 days prior written notice; 2) accelerate the due date of the payment of $0.4 million by Zomax to us for the second year of the agreement; and 3) reduce the minimum license fee for the third year of the agreement, which begins August 12, 2004, from $1.0 million to $0.6 million if Zomax has not terminated the agreement.

        At August 31, 2003, deferred revenue and accounts receivable balances related to this agreement totaled approximately $0.5 million and zero, respectively. During the three and six months ended August 31, 2003, we recognized approximately $0.1 and $0.2 million of revenue, related to this agreement, respectively. During the three and six months ended August 31, 2002, we recognized approximately $27,000 and $27,000 of revenue, related to this agreement, respectively.

NOTE 10. SUBSEQUENT EVENT

        On September 9, 2003, we completed a private placement of common stock to investment funds and accounts managed by Apex Capital, LLC. Under the terms of the financing, we issued 4.0 million shares of common stock at a price of $1.55 per share for gross proceeds of $6.2 million. As part of this transaction, we incurred and expect to incur approximately $73,000 in legal, accounting, and other costs. Including shares previously acquired on the open market, as of September 9, 2003, accounts managed by Apex Capital, LLC held approximately 9% of our outstanding common stock.

        The common stock was issued in a private placement without registration under the Securities Act of 1933 and may not be offered or sold in the United States of America absent registration or an applicable exemption from registration requirements. In issuing the securities, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, based in part on the purchasers being institutional type investors and on their representations in the purchase agreement. As part of the agreement, we agreed to file with the SEC a registration statement to register the resale of the common stock issued under this private placement within 45 days of closing, and to use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC as promptly as practicable, but in no case more than one year, thereafter.

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

        We have a limited operating history upon which investors may evaluate our business and prospects. Since inception, we have incurred significant losses, and, as of August 31, 2003, had an accumulated deficit of approximately $154 million. We expect to incur additional net losses during our fiscal year ending February 29, 2004. There can be no assurance that our gross profit will increase or continue at its current level. There also can be no assurance that we will generate cash from operations in future periods, or achieve or maintain profitability, or that we will be able to finance our operations without raising additional capital.

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

        Alliance and reimbursement revenue primarily relates to our alliance agreement with Software Spectrum for sales of Sun ONE software licenses and maintenance. This revenue consists of a percentage of the gross profit derived from the sales of Sun ONE software licenses and maintenance services, and reimbursement for the costs of maintaining a sales team dedicated to selling Sun ONE software for Software Spectrum. This revenue is recognized as we provide the services to Software Spectrum.

        We derive software product revenues from resold licenses and maintenance for multiple business software product lines. Although as of July 1, 2001, we no longer resell third party software licenses and maintenance, we continue to recognize revenue from third party software licenses and related maintenance contracts over the life of the arrangements made prior to July 1, 2001. Vendor specific objective evidence of fair value for the maintenance element of the resold software arrangements is based on historical and contractual renewal rates for maintenance. We defer the maintenance revenue at the outset of the arrangement and recognize it ratably over the period during which the maintenance is to be provided (generally 12 months), which normally commences on the date the software is delivered.

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

        Revenue from transactions through authorized resellers has been recognized when the licenses and maintenance have been resold or utilized by the reseller or when our related obligations have been satisfied. We provided for sales allowances for authorized resellers and direct sales on an estimated basis. This estimation was based on prior history as well as contractual requirements. We base vendor specific objective evidence of fair value for the maintenance element of the proprietary software arrangements on historical and contractual renewal rates for maintenance. We defer the maintenance revenue at the outset of the arrangement and recognize it ratably over the period during which the maintenance is to be provided (generally 12 months), which normally commences on the date the software is delivered.

        As mentioned above, a determination that the collection of fees is probable is a precursor to recognizing revenue. Determination of collectibility of payments requires judgment on the part of management and includes periodically evaluating customers' credit (see "Allowance for doubtful accounts" below).

Prepaid licenses

        We write down our prepaid licenses for estimated obsolescence equal to the difference between the cost of the prepaid licenses and the estimated recoverable value based on assumptions about future demand, market conditions and our rights to return under stock rotation agreements. If actual future demand or market conditions are less favorable than those we project, additional prepaid license write-downs may be required. These prepaid licenses were originally obtained as a result of our third party reseller business. As of July 1, 2001, we ceased reselling third party software licenses (see "Revenue recognition" above). During the six months ended August 31, 2003 and 2002, we recorded approximately zero and $403,000 in prepaid license write-downs, respectively.

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

Goodwill and intangibles

        As discussed in Note 1 of our "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K, as amended by Amendment One thereto on Form 10-K/A, for the year ended February 28, 2003, we are required to regularly review all of our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review for intangible and long-lived assets is necessary based upon the existence of one or more of the above indicators of impairment, we compare the book value of such assets to the future undiscounted cash flows attributable to those assets. If the book value is greater than the future undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. When we determine an impairment review of goodwill is necessary based on an impairment indicator or based on our annual testing requirements, we compare the fair value of the reporting unit to the carrying value of the reporting unit. If the carrying value of the reporting unit is greater than the fair value of the reporting unit, an impairment may be necessary. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. During fiscal year 2003, our remaining goodwill and intangibles were included in our calculation of the gain on sale of our Asset Management software business, as discussed in Note 13 of our "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K, as amended by Amendment One thereto on Form 10-K/A, for the year ended February 28, 2003.

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

RESULTS OF OPERATIONS

Total revenue

        Revenue decreased to $2.5 million for the three months ended August 31, 2003, from $3.3 million for the three months ended August 31, 2002. For the three months ended August 31, 2003, software product revenue accounted for $0.1 million or 3% of revenue, compared to $0.6 million or 17% of revenue for the three months ended August 31, 2002. Combined online services and technology and related party online services and technology revenue for the three months ended August 31, 2003, accounted for $1.6 million or 65% of revenue compared to $1.6 million or 49% of revenue for the three months ended August 31, 2002. Alliance and reimbursement revenue for the three months ended August 31, 2003, accounted for $0.8 million or 32% of revenue compared to $1.2 million or 35% of revenue for the three months ended August 31, 2002.

        Revenue decreased to $5.3 million for the six months ended August 31, 2003, from $7.8 million for the six months ended August 31, 2002. For the six months ended August 31, 2003, software product revenue accounted for $0.2 million or 4% of revenue, compared to $2.3 million or 29% of revenue for the six months ended August 31, 2002. Combined online services and technology and related party online services and technology revenue for the six months ended August 31, 2003, accounted for $3.5 million or 65% of revenue compared to $3.3 million or 42% of revenue for the six months ended August 31, 2002. Alliance and reimbursement revenue for the six months ended August 31, 2003, accounted for $1.7 million or 31% of revenue compared to $2.3 million or 29% of revenue for the six months ended August 31, 2002.

        Revenues for combined online services and technology and related party online services and technology for the three months ended August 31, 2003 remained consistent with the prior year. Revenues for combined online services and technology and related party online service and technology revenue for the six months ended August 31, 2003, increased from the prior year. This increase is primarily due to the acquisition of additional SubscribeNet customers since August 31, 2002. The changes in combined online services and technology revenue from these new customers were offset by a reduction in online services and technology revenue under our services agreement with Sun Microsystems, Inc., of $0.5 million and $0.8 million for the three and six months ended August 31, 2003, respectively. As of March 31, 2003, Sun no longer receives the SubscribeNet service. The portion of that agreement related to our electronic fulfillment of initial Sun software license sales will remain in effect through June 2004; however, the fees payable by Sun for our fulfillment services were reduced substantially effective March 1, 2003. We expect our combined online services and technology revenue and related party online services and technology revenue for our current fiscal quarter to be at slightly higher levels than those in our three months ended August 31, 2003. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated. In particular, our expected growth in revenue from the introduction of new products and services is subject to the risk that these new products and services may not be introduced in a timely manner, or may be canceled altogether, or even if they are introduced, customers may not be willing to buy them (see "Risk Factors" beginning on page 26 below).

        Alliance and reimbursement revenue primarily relates to our alliance agreement with Software Spectrum for sales of Sun ONE software licenses and maintenance. This revenue consists of a percentage of the gross profit derived from the sales of Sun ONE software licenses and maintenance services, and reimbursement for the costs of maintaining a sales team dedicated to selling Sun ONE software for Software Spectrum. The decrease in alliance and reimbursement revenue for the three and six months ended August 31, 2003, was primarily due to a reduction of the shared gross profit derived from the sales of Sun ONE software licenses and maintenance services, of $0.3 million and $0.5 million, respectively. We expect our alliance and reimbursement revenues in our current fiscal quarter to be at a slightly lower level than those in our three months ended August 31, 2003. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

        The decline in software product revenue and the majority of the decline in total revenue for the three and six months ended August 31, 2003, was due to our transition out of the business of reselling third-party software products and related maintenance. We expect our exited third-party product revenue to continue to decrease. However, we may recognize future revenues from products and services complementary to our SubscribeNet service, which originate with other companies and are sold to customers through us as part of a comprehensive ESDM business solution. The previous two sentences are forward-looking statements and actual results could differ materially from those anticipated.

Costs and Expenses

        The following table sets forth certain items from our consolidated statements of operations as a percentage of total revenue for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Gross margin	55%	59%	56%	52%
Operating expenses:
Sales and marketing	28%	35%	27%	47%
Product development	30%	54%	31%	51%
General and administrative	35%	7%	31%	23%
Amortization of intangibles	0%	0%	0%	14%
Restructuring	0%	0%	0%	18%
Impairment of assets	0%	12%	0%	10%

Total operating expenses	93%	108%	90%	162%

Loss from operations	-37%	-49%	-34%	-110%
Interest expense	-2%	-3%	-2%	-32%
Interest and other income and expenses, net	0%	16%	0%	6%
Gain on sale of Asset Management software business	0%	0%	0%	34%

Net loss	-39%	-37%	-36%	-102%

Cost of Revenues

        Total cost of revenues decreased to $1.1 million for the three months ended August 31, 2003, from $1.4 million for the three months ended August 31, 2002. Our gross margin decreased to 55% for the three months ended August 31, 2003, from 59% for the three months ended August 31, 2002. Total cost of revenues decreased to $2.3 million for the six months ended August 31, 2003, from $3.7 million for the six months ended August 31, 2002. Our gross margin increased to 56% for the six months ended August 31, 2003, from 52% for the six months ended August 31, 2002.

        The decrease in cost of revenues for the three and six months ended August 31, 2003, is primarily due to the phasing out of our software reseller business, which resulted in a reduction in cost of revenues of $0.4 million and $1.5 million, respectively. The margin percentage decrease for the three months ended August 31, 2003, is primarily due to the decrease in revenue and relatively fixed costs related to our online services and technology revenues. The margin percentage increase for the six months ended August 31, 2003, primarily reflects our focus on the sale of our own services and technology, which generate higher margins than third-party products we resold.

        Cost of revenues primarily consist of certain allocated costs related to our Internet connectivity, assets supporting cost of revenues, and customer support, as well as the costs associated with maintaining our sales team dedicated to selling Sun ONE software for which we are reimbursed by Software Spectrum. Cost of revenues also consists of professional services personnel costs and the cost of third-party products sold. We purchased third-party products at a discount from the third-party's established list prices according to standard reseller terms. We expect the overall cost of revenues in the current fiscal year to be lower than, and gross profit margin percentage to be greater than, our fiscal year 2003 levels. However, the actual mix of sales transactions and the timing of the transactions may cause our cost of revenues and gross profit margins to fluctuate materially from those anticipated.

Sales and Marketing Expenses

        For the three months ended August 31, 2003, sales and marketing expenses were $0.7 million or 28% of revenue, a decrease from $1.2 million or 35% of revenue for the three months ended August 31, 2002. For the six months ended August 31, 2003, sales and marketing expenses were $1.5 million or 27% of revenue, a decrease from $3.7 million or 47% of revenue for the six months ended August 31, 2002.

        Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, promotional materials, trade show expenses and certain allocated overhead costs.

        The decrease in the dollar amount and percentage of revenue of our sales and marketing expenses for the three months ended August 31, 2003, is primarily due to reductions in payroll related expenses of $0.3 million.

        The decrease in the dollar amount and percentage of revenue of our sales and marketing expenses for the six months ended August 31, 2003, is primarily due to our restructuring efforts and the sale of our Asset Management software business in May 2002, which reduced expenditures on salaries and marketing, and eliminated rent on closed offices for a total of approximately $1.6 million in reduced expenses.

        We expect our investment in sales and marketing for our current fiscal year to be lower in total and as a percentage of revenue than the investment made in fiscal year 2003. We plan to continue to market and sell our service and proprietary software licenses directly to customers using our existing sales force. We also plan to continue to develop additional business relationships to sell our services to a broader customer base. The previous three sentences are forward-looking statements and actual results could differ materially from those anticipated.

Product Development Expenses

        For the three months ended August 31, 2003, product development expenses were $0.8 million or 30% of revenue, a decrease from $1.8 million or 54% of revenue for the three months ended

August 31, 2002. For the six months ended August 31, 2003, product development expenses were $1.7 million or 31% of revenue, a decrease from $4.0 million or 51% of revenue for the six months ended August 31, 2002.

        Product development expenses primarily consist of personnel, consulting, software and related maintenance, equipment depreciation expenses and certain allocated overhead costs. Costs related to research, design and development of products and services have been charged to product development expense as incurred.

        The decrease in the dollar amount and percentage of revenue of our product development expenses for the three months ended August 31, 2003, is primarily due to a decrease in employee expenses of $0.2 million and a decrease in software and related maintenance and equipment depreciation expense of $0.3 million, as many fixed assets have become fully depreciated during the past several quarters.

        The decrease in the dollar amount and percentage of revenue of our product development expenses for the six months ended August 31, 2003, is primarily due to our restructuring efforts and the sale of our Asset Management software business in May 2002, which eliminated expenditures on salaries and consulting fees for Asset Management software development personnel of $0.4 million, reduced software and related maintenance and equipment depreciation expenses through the sale or retirement of software and equipment of $0.7 million, and reduced stock-based employee compensation expense of $0.2 million.

        We anticipate continuing to invest in additional functionality for our SubscribeNet service and underlying proprietary software. However, we expect those investments to fluctuate over time, and expect our product development expenses to fluctuate accordingly. Total product development expenditures are expected to be lower in fiscal year 2004 than fiscal year 2003 levels in total and as a percentage of revenue. We cannot give assurance that our product development efforts will result in new or improved products, features or functionality or that the market will accept the improvements to existing or new products, features or functionality developed.

General and Administrative Expenses

        For the three months ended August 31, 2003, general and administrative expenses were $0.9 million or 35% of revenue, an increase from $0.2 million or 7% of revenue for the three months ended August 31, 2002. For the six months ended August 31, 2003, general and administrative expenses were $1.7 million or 31% of revenue, a decrease from $1.8 million or 23% of revenue for the six months ended August 31, 2002.

        General and administrative expenses consist primarily of compensation for administrative and executive personnel, fees for professional services and certain overhead costs.

        A significant part of the increase in our general and administrative expenses for the three months ended August 31, 2003, stems from the recovery of accounts previously written off during our 2001 fiscal year of approximately $0.7 million that were deemed to be uncollectible at that time. We continued to pursue collection efforts and recovered these amounts during the three months ended August 31, 2002. The increase in percentage of revenue for the three months ended August 31, 2003, is primarily due to the recoveries explained in the previous sentence and the reduction in total revenue from the prior year.

        The decrease in our general and administrative expenses for the six months ended August 31, 2003, is primarily due to reductions in payroll related expenses of $0.3 million and external personnel costs of $0.2 million. These decreases were partially offset by reduced recoveries of accounts previously written off (as further described in the preceding paragraph) of approximately $0.5 million during the six months ended August 31, 2003. The increase in percentage of revenue for the six months ended August 31, 2003, is primarily due to the reduction in total revenue from the prior year.

        Total expenditures in fiscal year 2004 are expected to be higher than fiscal year 2003 levels in total and as a percentage of revenue, partly because we do not expect significant recovery, in the current fiscal year, of accounts previously written off as uncollectible. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

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

        The following table sets forth an analysis of the components of the restructuring and impairment of assets charges recorded for the six months ended August 31, 2003, (in thousands):

Excess lease and related costs
Reserve balance at February 28, 2003	$10
Cash paid	(10)

Reserve balance at August 31, 2003	$—

        As of August 31, 2003, we have settled all liabilities associated with the May 2002 restructuring and sale of Asset Management business, subject to the ongoing indemnification obligation discussed in Note 6 of our "Notes to Unaudited Interim Consolidated Financial Information" in this Quarterly Report on Form 10-Q.

Amortization of Intangibles

        For the three months ended August 31, 2003 and 2002, there was no amortization of intangibles and goodwill. For the six months ended August 31, 2003, amortization of intangibles was zero, a decrease from $1.1 million for the six months ended August 31, 2002.

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

Interest Expense

        For the three months ended August 31, 2003, interest expense was $61,000, a decrease from $0.1 million for the three months ended August 31, 2002. For the six months ended August 31, 2003, interest expense was $0.1 million, a decrease from $2.5 million for the six months ended August 31, 2002.

        Interest expense relates to obligations under capital leases and notes payable. The decrease in interest expense for the three months ended August 31, 2003, is primarily due to the reduction of the principal balance on our capital lease obligations. The decrease in interest expense for the six months ended August 31, 2003, is primarily the result of accrued interest and accretion to redemption value related to our $7.0 million in notes payable, which were fully converted or paid off in the first quarter of the prior fiscal year.

Interest and Other Income and Expenses, Net

        For the three months ended August 31, 2003, interest and other income and expenses, net was a $12,000 credit, a decrease from a $0.5 million credit for the three months ended August 31, 2002. For the six months ended August 31, 2003, interest and other income and expenses, net was a $26,000 credit, a decrease from a $0.5 million credit for the six months ended August 31, 2002.

        Interest and other income and expenses, net, primarily relates to interest earned on our investment balances and warrants recorded as liabilities adjusted to fair value. The decrease in interest and other income and expenses, net, for the three and six months ended August 31, 2003, is primarily the result of charges we recorded during the three and six months ended August 31, 2002, to adjust the warrants we issued in connection with our August 31 and September 20, 2001 and May 2002 financings, which were classified as liabilities, to fair value. The charge recorded to adjust the warrants to fair value during the three and six months ended August 31, 2002, was approximately $0.5 million and $0.4 million, respectively. All warrants were reclassified to permanent equity during the year ended February 28, 2003, and are no longer being adjusted to fair value.

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

        Our cash and cash equivalents at August 31, 2003, were $5.3 million, a decrease of $1.5 million from $6.8 million at February 28, 2003. This decrease was due to $1.1 million used in operating activities, $0.2 million used in investing activities, and $0.2 million used in financing activities.

        The net cash used in operating activities of $1.1 million for the six months ended August 31, 2003, was primarily due to our net loss and decreases in accounts payable, offset by decreases in accounts receivable. Investing activities used $0.2 million for the six months ended August 31, 2003, due to purchases of property and equipment. Financing activities used $0.2 million for the six months ended August 31, 2003, primarily due to principal payments against our capital lease obligations, offset by proceeds from our notes payable.

        Our Annual Report on Form 10-K, as amended by Amendment One thereto on Form 10-K/A, for our fiscal year ended February 28, 2003, contains a disclosure expressing substantial doubt regarding our ability to continue as a going concern as a result of our recurring losses and negative cash flows from operations. We narrowed our net loss to $1.9 million for the six months ended August 31, 2003, as compared to a net loss of $8.0 million for the six months ended August 31, 2002. In addition, we reduced our usage of operating cash to approximately $1.1 million for the six months ended August 31, 2003, as compared to $4.1 million for the six months ended August 31, 2002. In September 2003, we also raised $6.2 million in new capital (see Note 10 of our "Notes to Unaudited Interim Consolidated Financial Information" in Item I of Part I). Although the risks that potential revenue and collections shortfalls pose to our ability to continue as a going concern diminished in recent months, we continued to experience recurring losses and negative cash flows from operations for the six months ended August 31, 2003. In addition, there remains no assurance that we will succeed in generating sufficient revenue to enable us to continue operations over the longer term.

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

        We have historically been able to satisfy our cash requirements through financing and investing activities, and our cash position and net losses from operations have improved substantially during the six months ended August 31, 2003. Nevertheless, we continued to suffer recurring losses and negative cash flows from operations for that period, and there is no assurance that we will succeed in generating sufficient cash from operations on a regular basis, achieving profitability, or obtaining additional capital if needed.

        At August 31, 2003, we did not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        The following summarizes our obligations at August 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	2004	2005	2006	2007	Total
Long-term debt	$543	$1,059	$524	$8	$2,134
Capital lease obligations	22	—	—	—	22
Operating leases	268	561	284	—	1,113

	$833	$1,620	$808	$8	$3,269

        As of August 31, 2003, our Redeemable Convertible Preferred Stock had a liquidation value of $1.2 million.

Recent Accounting Pronouncements

        In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing what impact this guidance would have on our financial statements.

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation Number ("FIN") 46, "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Since we do not have an interest in variable interest entities, our adoption of FIN 46 in January 2003 did not have a material impact on our financial position or results of operations.

        In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003, or our third quarter of our fiscal year 2004. According to our preliminary assessment of SFAS No. 150, we expect that our redeemable convertible preferred stock will be reclassified to permanent equity on our consolidated balance sheets.

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

        We have not achieved profitability, may incur net losses through our fiscal year ending February 29, 2004, and may not ever become profitable in the future. We incurred net loss of $1.0 million for the quarter ended August 31, 2003, $1.9 million for the six months ended August 31, 2003, $9.7 million for the fiscal year ended February 28, 2003, $37.4 million for the fiscal year ended February 28, 2002, and $68.4 million for the fiscal year ended February 28, 2001. As of August 31, 2003, we had an accumulated deficit of approximately $154 million. We will need to generate significant additional revenues and/or reduce operating costs to achieve profitability. We have a limited operating history that makes it difficult to forecast our future operating results. We cannot be certain we will achieve sufficient revenues or gross profits in future quarters to achieve profitability.

We expect to have negative cash flow from operations for fiscal year 2004 and may not have sufficient cash to fund our operations for the period required to achieve profitability.

        Our Annual Report on Form 10-K, and Amendment One thereto on Form 10-K/A, for our fiscal year ended February 28, 2003, contain a disclosure expressing substantial doubt regarding our ability to continue as a going concern as a result of our recurring losses and negative cash flows from operations. We continue to experience recurring losses and negative cash flows from operations, and there is no assurance that we will succeed in generating sufficient revenue to enable us to continue operations over the longer term. As of August 31, 2003, we had approximately $5.3 million in cash and cash equivalents and working capital of approximately $1.8 million. In September 2003, we raised $6.2 million in new capital (see Note 10 of our "Notes to Unaudited Interim Consolidated Financial Information" in Item I of Part I). Although this financing increases the likelihood that we will have sufficient cash to fund our operations for the period required to achieve profitability, we still cannot guarantee that we will be able to achieve the revenue and gross margin objectives necessary to achieve and maintain positive cash flow or profitability without obtaining additional financing. Such financing may not be available on reasonable terms, and if available, such additional financing may dilute current stockholders. If such financing is required and we cannot obtain it, we will have to substantially curtail or discontinue operations.

General economic uncertainty in the enterprise software sector may affect our financial results.

        We market our SubscribeNet service primarily to enterprise software companies, and many enterprise software companies have reduced capital expenditures over the past three years. While we believe most enterprise software companies that adopt our SubscribeNet service can achieve significant savings over the longer term by converting from physical software delivery to our SubscribeNet electronic software delivery service, in the shorter term such a conversion requires expenditures. Ongoing uncertainty regarding the prospects for growth in the enterprise software sector, as well as an incipient trend of mergers and acquisitions in that sector, may make enterprise software companies reluctant to increase capital spending in the near term. We have recently noticed that potential customers have increasingly delayed their decisions whether to purchase the SubscribeNet service. These delays have affected and will likely continue to affect our revenues and cash flows in the current fiscal year.

Revenues to us under our Sun ONE software resale arrangement with Software Spectrum are likely to decline, and any termination of our relationship with Software Spectrum would have a substantial adverse effect on our business.

        Under our Sales Alliance Agreement with Software Spectrum dated June 28, 2001, we have transitioned to Software Spectrum our reseller relationship with Sun Microsystems, Inc. for Sun ONE products. Software Spectrum shares with us a portion of its gross profit from resales of Sun ONE software licenses and maintenance, and reimburses us for a substantial portion of our cost of maintaining a team dedicated to sales of Sun ONE software licenses and maintenance. This contract accounted for substantially all of our alliance and reimbursement revenues, a significant portion of our online services and technology revenues, and more than 10% of our total revenues in our 2003 fiscal year. However, revenues to us under this contract are likely to decrease, as sales and market share of Sun ONE software generally decline. In addition, the term of this agreement will expire in June 2004 and is renewable for subsequent one-year terms. It is possible that Software Spectrum will choose not to renew this agreement at any of those points. It is also possible that Sun Microsystems will choose to stop permitting Software Spectrum to resell Sun ONE software. Any non-renewal of our agreement with Software Spectrum, or termination of Software Spectrum's rights to resell Sun ONE software, would likely have a material adverse effect on us.

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

        A substantial amount of revenue from our SubscribeNet service comes from a relatively small number of customers. These include Software Spectrum, to whom we provide the SubscribeNet service for electronic delivery of the Sun software that we jointly resell; Zomax Incorporated, with whom we have an agreement for resale of the SubscribeNet service; and other companies whose software we distribute electronically. If one or more of these companies were to stop using our services or products, our operating results could be adversely affected. Our contractual relationships with most of these customers are subject to renewal or cancellation annually. As a result, we cannot assure you that any of our customers will renew their contracts with us in any given year. On August 29, 2003, we amended our strategic alliance agreement with Zomax to allow Zomax to terminate the agreement as of August 12, 2004, or as of any date thereafter, with or without cause, by delivery of 30 days prior written notice. We also made other amendments to the agreement, which are discussed in Note 9 of our "Notes to Unaudited Interim Consolidated Financial Information" in Item I of Part I.

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

        Our common stock is listed on the Nasdaq SmallCap Market. Nasdaq has requirements a company must meet in order to remain listed on the Nasdaq SmallCap Market. One requirement is that the bid price of a company's stock remain at $1.00 or above. The bid price of our common stock fell and remained below $1.00 on several occasions during fiscal year 2003 and on a number of occasions during the first quarter of fiscal year 2004. If the bid price of our common stock remains below $1.00 for an extended period, our grace period for regaining compliance with the minimum bid price requirement may be limited to 6 months because we may be unable to meet the requirements for extension of that grace period. If as a result of the application of any of Nasdaq's listing requirements, our common stock were delisted from the Nasdaq SmallCap Market, our stock would become harder to buy and sell. Further, our stock could be subject to what are known as the "penny stock" rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, your ability to resell your shares of our common stock could be adversely affected.

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

        Our operating results have fallen below the expectations of public market analysts and investors in the past. It is likely that in future quarters our operating results will again be below the expectations of public market analysts and investors and as a result, the price of our common stock may fall. Our operating results have varied widely in the past, and we expect that they will continue to vary significantly from quarter to quarter due to a number of factors, including:

  •
  potential cancellations of SubscribeNet contracts due to development of in-house electronic software download systems, or purchase of competitive systems, by our customers;

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

        In addition, our operating expenses, which include sales and marketing, product development and general and administrative expenses, are based on our expectations of future gross profits and are relatively fixed in the short term. If gross profits fall below our expectations and we are not able to quickly reduce our spending in response, our operating results would be adversely affected.

We are dependent on market acceptance of electronic software delivery, which could be hindered by viruses and other potential concerns of users.

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

  •
  the limited number of software packages available for electronic software delivery as compared to those available through traditional delivery methods; and

  •
  customer unfamiliarity with and resistance to the process of downloading software; and customer concerns about transaction security.

        The proliferation of software viruses poses a risk to market acceptance of electronic software delivery. Any well-publicized transmission of a computer virus by us or another company using electronic software delivery could deter information technology professionals from utilizing electronic software delivery technology and our business could be adversely affected.

        Our SubscribeNet service enables our customers to upload their software products directly onto our systems for downloading by their end-users. Our systems automatically scan our customers' software products for known computer viruses on an ongoing basis while they are on our systems. However, it is possible that, in spite of those periodic virus scans, our system could transmit the virus to one or more end-users. Any such virus transmission could result in disputes and litigation and could adversely affect our business.

Increased security risks of online commerce may deter future use of our services.

        Concerns over the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of our SubscribeNet service. If we fail to prevent security breaches, our business and results of operations could be harmed. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments could result in a compromise or breach of the algorithms we use to protect our customers' transaction data or our software vendors' products. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of security could deter people from using the Web to conduct transactions involving transmission of confidential information or download of sensitive materials.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At August 31, 2003, we had cash and cash equivalents of approximately $5.3 million. We have not used derivative financial instruments in our investment portfolio during the six months ended August 31, 2003. We place our investments with high quality issuers, by policy, in an effort to limit the amount of credit exposure to any one issue or issuer.

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. At August 31, 2003, all of our cash, cash equivalents and investment portfolio carried maturity dates of less than 90 days. The effect of changes in interest rates of +/-10% over a nine-month horizon would not have a material effect on the fair market value of the portfolio.

ITEM 4. CONTROLS AND PROCEDURES

        (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of the controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15.

        (b) Changes in Internal Controls over Financial Reporting. No changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Lawsuits containing similar allegations have been filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which Intraware and its three named current and former officers and directors are a part, on common pleadings issues. On or about October 9, 2002, the Court entered and ordered a Stipulation of Dismissal, which dismissed the three named current and former officers and directors from the litigation without prejudice. On February 19, 2003, the Court entered an order denying in part the issuer defendants' omnibus motion to dismiss, including those portions of the motion to dismiss relating to Intraware. No discovery has been served on us to date. A special committee of our Board recently approved a tentative settlement proposal from plaintiffs. There is no guarantee that the settlement will become final, as it is subject to a number of conditions, including court approval; however, based on this proposed settlement, we do not believe we will suffer material future losses related to this lawsuit and therefore have not accrued for any losses.

        On February 28, 2003, a purported securities class action lawsuit, Liu v. Credit Suisse First Boston et al., was filed in the United States District Court, Southern District of Florida. The defendants were

Credit Suisse Group, several of Credit Suisse Group's current and former directors and officers, and several public companies and certain of their current and former directors and officers, including Intraware and its chief executive officer and former chief financial officer. The suit alleged that the defendants engaged in a scheme to under-price initial public offerings and then artificially inflate prices of those stocks in the aftermarket, in violation of Florida blue sky law, Sections 11, 12 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and the common law of fraud and negligence. The suit sought unspecified damages, restitution, and injunctive relief. On June 19, 2003, the plaintiffs filed an amended complaint, dismissing Intraware and its chief executive officer and former chief financial officer from this lawsuit without prejudice. Based on this dismissal, we do not believe we will suffer material future losses related to this lawsuit and therefore have not accrued for any losses.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        On August 27, 2003, we held our Annual Meeting of Stockholders. At the meeting, the stockholders elected as a Class I director Brendan A. McLoughlin (with 46,723,894 affirmative votes and 222,525 votes withheld). Messrs. Mark B. Hoffman, Peter H. Jackson, Peter F. Pervere and Frost R. R. Prioleau continued as directors after the Annual Meeting.

        The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the current fiscal year (with 46,853,334 affirmative votes, 10,900 negative votes, and 82,085 abstentions).

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

Exhibits

Exhibit Number	Description
4.1	Warrant to Purchase Common Stock dated August 1, 2003, issued to Silicon Valley Bank
10.1	Loan and Security Agreement dated August 1, 2003 between Silicon Valley Bank and Intraware, Inc.
10.2	Negative Pledge Agreement dated August 1, 2003 between Silicon Valley Bank and Intraware, Inc.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act — Peter H. Jackson
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act — Wendy A. Nieto
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

Reports on Form 8-K

        On June 18, 2003, we furnished a Current Report on Form 8-K reporting under Items 7 and 9 the information required by Item 12—Results of Operations and Financial Condition in connection with our press release announcing results for our fiscal quarter ended May 31, 2003. No financial statements were filed, although we furnished the financial information included in the press release we furnished with the Form 8-K.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRAWARE, INC.
Dated: October 15, 2003	By:	/s/ WENDY A. NIETO Wendy A. Nieto Chief Financial Officer and Executive Vice President of Technology and Operations

QuickLinks

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
  ITEM 6. EXHIBITS AND REPORT ON FORM 8-K
SIGNATURE