Form 10-Q
period 2003-11-30
INTRAWARE INC
filed 2004-01-13
CIK 1025134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003

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

As of December 31, 2003 there were 59,478,109 shares of the registrant’s Common Stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INTRAWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	November 30, 2003	February 28, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,324	$6,841
Accounts receivable, net	1,338	1,521
Prepaid licenses, services and cost of deferred revenue	258	329
Other current assets	436	338
Total current assets	14,356	9,029
Cost of deferred revenue, less current portion	53	37
Property and equipment, net	955	1,859
Other assets	35	11
Total assets	$15,399	$10,936

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$724	$683
Accrued expenses	1,291	1,189
Notes payable	989	—
Deferred revenue	2,000	2,495
Related party deferred revenue	748	525
Capital lease and other obligations	1	1,495
Total current liabilities	5,753	6,387
Deferred revenue, less current portion	202	183
Related party deferred revenue, less current portion	25	223
Notes payable, less current portion	979	—
Capital lease obligations, less current portion	—	906
Total liabilities	6,959	7,699
Contingencies (Note 6)
Redeemable convertible preferred stock; $0.0001 par value; 10,000 shares authorized:
Series A; 552 and 1,298 shares issued and outstanding at November 30 and February 28, 2003, respectively (aggregate liquidation preference of $1,000 and $2,350 at November 30 and February 28, 2003, respectively).	897	2,109
Series B-1; 1 and 49 shares issued and outstanding at November 30 and February 28, 2003, respectively (aggregate liquidation preference of $3 and $486 at November 30 and February 28, 2003, respectively).	2	364
Total redeemable convertible preferred stock	899	2,473
Stockholders’ equity:
Common stock; $0.0001 par value; 250,000 shares authorized; 59,473 and 52,101 shares issued and outstanding at November 30 and February 28, 2003, respectively.	6	5
Additional paid-in-capital	162,013	152,870
Unearned stock-based compensation	—	(32)
Accumulated deficit	(154,478)	(152,079)
Total stockholders’ equity	7,541	764
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$15,399	$10,936

See notes to unaudited interim consolidated financial information.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 30, 2003	November 30, 2002	November 30, 2003	November 30, 2002
Revenues:
Software product sales	$89	$193	$291	$2,491
Online services and technology	1,661	1,699	4,901	4,958
Alliance and reimbursement	662	926	2,326	3,183
Related party online services and technology	114	125	346	152
Total revenues	2,526	2,943	7,864	10,784

Cost of revenues:
Software product sales	77	189	244	1,851
Online services and technology	545	649	1,804	1,681
Alliance and reimbursement	405	469	1,317	1,510
Total cost of revenues	1,027	1,307	3,365	5,042
Gross profit	1,499	1,636	4,499	5,742

Operating expenses:
Sales and marketing	573	972	2,037	4,627
Product development	560	1,219	2,236	5,226
General and administrative	845	528	2,502	2,334
Amortization of intangibles	—	—	—	1,085
Restructuring	—	—	—	1,391
Impairment of assets	—	—	—	792
Total operating expenses	1,978	2,719	6,775	15,455
Loss from operations	(479)	(1,083)	(2,276)	(9,713)
Interest expense	(40)	(92)	(170)	(2,569)
Interest and other income and expenses, net	21	31	47	513
Gain on sale of Asset Management software business	—	—	—	2,656
Net loss	$(498)	$(1,144)	$(2,399)	$(9,113)
Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.04)	$(0.20)
Weighted average shares - basic and diluted	58,491	51,546	54,726	46,317

See notes to unaudited interim consolidated financial information.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	November 30, 2003	November 30, 2002
Cash flows from operating activities:
Net loss	$(2,399)	$(9,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,438	3,039
Amortization of unearned stock-based compensation	28	1,027
Provision for (recovery of) doubtful accounts	13	(50)
Amortization of discount on note payable	14	1,571
Amortization of goodwill and intangibles	—	1,085
Gain on sale of fixed assets	—	(2)
Gain on sale of Asset Management software business	—	(2,656)
Warrants adjustment to fair value	—	(460)
Impairment of assets	—	792
Amortization of warrant charge offset against revenue	—	936
Options to purchase common stock issued for services	—	64
Changes in assets and liabilities:
Accounts receivable	170	1,629
Prepaid licenses, services and cost of deferred revenue	55	3,468
Other assets	(122)	324
Accounts payable	(114)	(4,558)
Accrued expenses	103	434
Deferred revenue	(476)	(2,487)
Related party deferred revenue	25	873
Net cash used in operating activities	(1,265)	(4,084)

Cash flows from investing activities:
Purchases of property and equipment	(379)	(95)
Proceeds from sale of Asset Management software business	—	9,500
Proceeds from sale of fixed assets	—	7
Net cash provided by (used in) investing activities	(379)	9,412

Cash flows from financing activities:
Principal payments on notes payable	(165)	(5,700)
Proceeds from notes payable	2,165	—
Proceeds from common stock and warrants, net of issuance costs	7,528	7,281
Principal payments on capital lease obligations	(2,401)	(1,193)
Net cash provided by financing activities	7,127	388
Net increase in cash and cash equivalents	5,483	5,716
Cash and cash equivalents at beginning of the period	6,841	2,979
Cash and cash equivalents at end of the period	$12,324	$8,695

Supplemental disclosure of cash flow information:
Cash paid for interest	$148	$415
Supplemental non-cash activity:
Property and equipment leases	$—	$16
Common stock issued for preferred stock and warrant conversions	$1,584	$630
Purchases of property and equipment in accounts payable	$155	$165
Issuance of warrant to purchase common stock	$46	$—

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

We derive alliance and reimbursement revenue from our alliance agreement with Software Spectrum, Inc. (“Software Spectrum”) (see Note 9).  This revenue consists of a percentage of the gross profit derived from the sales of Sun ONE software licenses and maintenance services, and reimbursement for the costs of maintaining a sales team dedicated to selling Sun ONE software for Software Spectrum. This revenue is recognized as we provide the services to Software Spectrum. The reimbursement revenue is recognized in accordance with Emerging Issues Task Force (“EITF”) No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” which generally requires that a company recognize as revenue travel expense and other reimbursable expenses billed to customers.

We derive software product revenues from resold licenses and maintenance for multiple business software product lines.

We defer online services and technology revenues related to ESDM and related professional services, and generally recognize them ratably over the term of the service arrangement.  Some SubscribeNet services provided to new customers involve significant implementation or customization essential to the functionality of our SubscribeNet services.  In those cases, we defer revenue recognition until the services go-live date is reached and recognize the revenue on a ratable basis over the longer of the remaining estimated customer life or remaining contract term.  The go-live date is the date on which the essential functionality has been delivered or on which the website through which the service is provided enters the production environment, or the point at which no additional customization is required, whichever is later.  When we sell additional services related to the original SubscribeNet agreement, revenue is recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the delivery of the additional services.  The revenue is included in online services and technology.

We recognize revenue when all of the following conditions are met:

•                  There is persuasive evidence of an arrangement;

•                  We have provided the service to the customer, made the software available for customer download through our website, or shipped the software to the customer;

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

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and its related interpretations and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and related SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option.  We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services.”

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share data):

	For the Three Months Ended,		For the Nine Months Ended,
	November 30, 2003	November 30, 2002	November 30, 2003	November 30, 2002
Net loss	$(498)	$(1,144)	$(2,399)	$(9,113)
Add: Stock-based employee compensation expense included in reported net loss	4	148	28	1,027

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(851)	(1,114)	(2,760)	(3,738)
Pro forma	$(1,345)	$(2,110)	$(5,131)	$(11,824)
Net loss per share — basic and diluted
As reported	$(0.01)	$(0.02)	$(0.04)	$(0.20)
Pro forma	$(0.02)	$(0.04)	$(0.09)	$(0.26)

We calculated the fair value of each option grant on the date of grant, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	For the Three Months Ended,		For the Nine Months Ended,
	November 30, 2003	November 30, 2002	November 30, 2003	November 30, 2002
Risk-free interest rates	1.51 - 3.37%	2.52 - 4.74%	1.51 - 3.37%	2.52 - 4.74%
Expected lives (in years)	4	4	4	4
Dividend yield	0%	0%	0%	0%
Expected volatility	134%	146%	134%	146%

We calculated the fair value of the stock issued under the employee stock purchase plan using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	For the Three Months Ended,		For the Nine Months Ended,
	November 30, 2003	November 30, 2002	November 30, 2003	November 30, 2002
Risk-free interest rates	1.01%	1.22%	1.01 - 1.64%	1.22 - 1.96%
Expected lives (in months)	6	6	6	6
Dividend yield	0%	0%	0%	0%
Expected volatility	58%	102%	58 - 120%	102 - 151%

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

The following table sets forth the computation of basic and diluted net loss per share as well as securities that are not included in the diluted net loss per share calculation because to do so would be antidilutive (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	November 30, 2003	November 30, 2002	November 30, 2003	November 30, 2002
Numerator:
Net loss	$(498)	$(1,144)	$(2,399)	$(9,113)

Denominator:
Weighted average shares	58,491	51,546	54,726	46,319
Weighted average unvested common shares subject to repurchase	—	—	—	(2)
Denominator for basic and diluted calculation	58,491	51,546	54,726	46,317

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.04)	$(0.20)

Effect of antidilutive securities:
Redeemable convertible preferred stock	556	2,278	556	2,278
Warrants to purchase common stock	2,215	3,556	2,215	3,556
Options to purchase common stock	8,633	8,594	8,633	8,594

	11,404	14,428	11,404	14,428

Recent Accounting Pronouncements

In November 2002, EITF reached a consensus on issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”) on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units.  The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  We adopted EITF No. 00-21 during the three months ended November 30, 2003.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number “FIN” 46, “Consolidation of Variable Interest Entities.”  In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in interim periods beginning after December 15, 2003.  Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The effective dates of certain elements of FIN 46 have been deferred.  Since we do not have an interest in variable interest entities, when finalized, our adoption of FIN 46 is not expected to have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”).  SFAS No. 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity.  The effective date of certain elements of SFAS No. 150 have been deferred.  When finalized, the adoption of SFAS No. 150 is not expected to have a material impact on our financial position, results of operations or cash flows.

NOTE 3. CHANGES IN STOCKHOLDERS’ EQUITY

During the nine months ended November 30, 2003, our stockholders’ equity changed as follows (in thousands):

	Common Stock		Additional Paid-In Capital	Unearned Stock-Based Compensation	Accumulated Deficit	Stockholders’ Equity	Comprehensive Loss

	Shares	Amount
Balance at February 28, 2003	52,101	$5	$152,870	$(32)	$(152,079)	$764
Exercise of stock options	1,290	—	1,281	—	—	1,281
Issuance of common stock for employee stock purchase program	183	—	125	—	—	125

Issuance of common stock, net of issuance costs of $89	4,000	1	6,111	—	—	6,112

Amortization of unearned stock-based compensation	—	—	—	28	—	28

Deferred stock-based compensation for options forfeited	—	—	(4)	4	—	—
Issuance of warrant to purchase common stock in connection with notes payable	—	—	46	—	—	46
Conversion of preferred stock and warrants into common stock	1,899	—	1,584	—	—	1,584
Net loss	—	—	—	—	(2,399)	(2,399)	$(2,399)
Other comprehensive loss							—
Total comprehensive loss							$(2,399)

Balance at November 30, 2003	59,473	$6	$162,013	$—	$(154,478)	$7,541

NOTE 4. ABILITY TO CONTINUE OPERATIONS

Our Annual Report on Form 10-K, as amended by Amendment One thereto on Form 10-K/A, for our fiscal year ended February 28, 2003, contains a disclosure expressing substantial doubt regarding our ability to continue as a going concern as a result of our recurring losses and negative cash flows from operations. We narrowed our net loss to $2.4 million for the nine months ended November 30, 2003, as compared to a net loss of $9.1 million for the nine months ended November 30, 2002.  In addition, we reduced our usage of operating cash to approximately $1.3 million for the nine months ended November 31, 2003, as compared to $4.1 million for the nine months ended November 31, 2002.  In September 2003, we raised $6.2 million in new capital (see Note 10).  Despite these improvements, we continued to experience recurring losses and negative cash flows from operations for the nine months ended November 30, 2003.  In addition, there remains no assurance that we will succeed in generating sufficient revenue to enable us to continue operations over the longer term.

Our future capital requirements will depend on many factors, including our ability to increase revenue levels and/or reduce costs of operations to generate positive cash flows, the timing and extent of expenditures to support expansion of sales and marketing efforts, market acceptance of our services, and timeliness of collections of our accounts receivable.  Any projections of future cash needs are subject to substantial uncertainty. Our ability to generate increased revenues and cash flows and, if necessary, raise additional capital is also subject to substantial uncertainty.  The bid price of our common stock has been below $1.00 several times over the past 12 months.  If we fail to meet the $1.00 minimum bid price requirement or the other standards for continued listing on the Nasdaq SmallCap Market, our common stock will likely be de-listed and our ability to generate both sales and additional capital will be subject to further uncertainty.

We have historically been able to satisfy our cash requirements through revenues combined with financing and investing activities.  Nevertheless, we continued to suffer recurring losses and negative cash flows from operations for the period ended November 30, 2003, and there is no assurance that we will succeed in generating sufficient cash from operations on a regular basis, achieving profitability, or obtaining additional capital if needed.

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

In connection with our disposition of the Asset Management software business, we announced a restructuring and workforce reduction to reduce our operating expenses.  We recorded a charge of $1.8 million relating to this restructuring and the impairment of assets during the three months ended May 31, 2002.  The impairment of assets includes the write-off of approximately $403,000 in prepaid licenses that were held for resale.  The restructuring charge consisted of approximately $345,000 for severance and benefits relating to the involuntary termination of 14 employees who were not hired by Computer Associates.  We terminated an additional 33 employees, all of whom were based in North America.  These 33 terminated employees were all hired by Computer Associates and therefore received no severance payments.  Overall, we reduced our workforce to 71 employees from 118 in connection with the asset sale to Computer Associates.  Of the 47 terminated employees, 22 were in Sales and Marketing, 10 were in Product Development and 15 were directly involved in our product support.  We also closed our Pittsburgh, Pennsylvania, office and various satellite offices.

We accrued for lease and related costs of approximately $983,000, principally pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our reductions in work force.  We also recognized $63,000 relating to other restructuring expenses.  Due to changes in management’s estimates relating to the restructuring during the three months ended August 31, 2002, we recognized an additional expense of $106,000 pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our reductions in work force.  In addition, we did not incur severance and benefits of $106,000 and reduced the reserve accordingly. During the three months ended February 28, 2003, we terminated our Pittsburgh, Pennsylvania, lease and realized a savings of approximately $152,000 in rent that would otherwise have been payable, and which was included in the restructuring line item on the consolidated statement of operations.

In our December 2000 restructuring, we closed our Fremont, California, office and assigned our lease to a new tenant while acting as guarantor for that tenant.  In May 2002, the new tenant defaulted on its lease.  During the three months ended November 30, 2002, we made a cash payment of approximately $214,000 to terminate this lease.

The following table sets forth an analysis of the components of the restructuring and impairment of assets charges recorded for the nine months ended November 30, 2003, (in thousands):

Excess lease and related costs
Reserve balance at February 28, 2003	$10
Cash paid	(10)
Reserve balance at November, 2003	$—

As of November 30, 2003, we have settled all liabilities associated with the May 2002 restructuring and sale of the Asset Management software business, subject to the ongoing indemnification obligation discussed in Note 6.

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

Lawsuits containing similar allegations have been filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000.  All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which Intraware and its three named current and former officers and directors are a part, on common pleadings issues.  On or about October 9, 2002, the Court entered and ordered a Stipulation of Dismissal, which dismissed the three named current and former officers and directors from the litigation without prejudice.  On February 19, 2003, the Court entered an order denying in part the issuer defendants’ omnibus motion to dismiss, including those portions of the motion to dismiss relating to Intraware.  No discovery has been served on us to date.  A special committee of our Board has approved a tentative settlement proposal from plaintiffs.  There is no guarantee that the settlement will become final, as it is subject to a number of conditions, including court approval; however, based on this proposed settlement, we do not believe we will suffer material future losses related to this lawsuit and therefore have not accrued for any losses.

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

Redeemable convertible preferred stock (“Preferred Stock”) activity for the nine months ended November 30, 2003, was as follows (in thousands):

	Preferred Stock
	Shares	Amount
Balance at February 28, 2003	1,347	$2,473
Conversion of Series B-1 Preferred Stock into common stock	(48)	(362)
Conversion of Series A Preferred Stock into common stock	(746)	(1,212)
Balance at November 30, 2003	553	$899

NOTE 8.  NOTES PAYABLE

In August 2003, we issued a note payable to a bank for proceeds of approximately $2.0 million.  The note bears an annual interest rate of the greater of 1% in excess of the bank’s prime rate (4.00% at November 30, 2003) or 5.25%.  The interest rate on the note payable at November 30, 2003, was 5.25%.  The note payable is payable in fixed monthly principal installments plus interest through September 2005.  In connection with the note payable, we issued a warrant to purchase 41,730 shares of our common stock at an exercise price of $1.19 per share.  The warrant was immediately exercisable and expires in August 2010.  We estimated the allocated fair value of such warrant at approximately $46,000, using the Black-Scholes valuation model with the following assumptions: expected volatility of 136%, risk-free interest rate of 4.01%, expected life of seven years and no dividends.  The value of the warrant was recorded as a debt discount and is being amortized as interest expense using the effective interest method over the life of the note payable.  For the three and nine months ended November 30, 2003, interest expense related to such warrant amounted to approximately $9,000 and $14,000, respectively.  The unamortized balance is presented as a discount against the principal balance of the note payable outstanding.  At November 30, 2003, the warrants had not been exercised.

In August 2003, we also entered into a line of credit with the same bank. The line of credit bears annual interest at the greater of the bank’s prime rate plus 1% or 5.25%.  The agreement provides for borrowings of up to $500,000 through August 2004 and is limited to equipment purchases.  As of November 30, 2003, we had borrowed approximately $182,000 under this agreement and the interest rate at that date was 5.25%.  Monthly payments of interest only are payable through August 2004, after which fixed monthly principal installments plus interest will be made through August 2006.

All of this debt is collateralized by a senior security interest in substantially all of our assets.  We are also required to maintain compliance with some financial covenants.

Scheduled maturities of debt at November 30, 2003, are as follows (in thousands):

Years ending:
February 29, 2004	$248
February 28, 2005	1,037
February 28, 2006	669
February 28, 2007	45
$1,999

NOTE 9. ALLIANCES

On August 12, 2002, we entered into a strategic alliance agreement with Zomax Incorporated (“Zomax”), an international outsource provider of process management services.  The agreement provides for Zomax’ marketing and resale of our SubscribeNet ESDM service to its global customer base.  Under the agreement, Zomax was required to pay a minimum license fee totaling $15 million to us over 10 years, subject to some conditions, including Zomax’ right to cancel the agreement at any time with one year’s notice.  The annual minimum license fee is based on a graduated scale, beginning with $0.5 million in the first year of the agreement and escalating to $2.2 million in the final year of the agreement.  Zomax will also pay us non-refundable quarterly service fees, based on sales of the SubscribeNet service by Zomax, over the term of the agreement.  Under this agreement, our SubscribeNet service is the only ESDM solution Zomax may sell and Zomax is the only supply chain management outsourcing industry company we may authorize to resell our SubscribeNet service.  Under the agreement, on September 3, 2002, Zomax paid to us a $1 million prepayment to be applied against future fees.  As part of the agreement, we are also a non-exclusive lead generator for Zomax’ products and services, through which we can receive fees based on the generation of completed leads for Zomax.  Lastly, we will reimburse Zomax for one-half of the base salary of a product sales manager, up to a maximum amount.  On the day we entered into that strategic alliance agreement with Zomax, we also completed a private placement of approximately 6.1 million shares of our common stock to Zomax for gross proceeds of approximately $5.0 million.  Upon completion of that private placement, Zomax held approximately 12% of our outstanding common stock.  On September 18, 2003, we filed an amended registration statement to register the resale of the common stock issued to Zomax.  The SEC declared that registration statement effective on September 25, 2003.

On August 29, 2003, we amended our strategic alliance agreement with Zomax to: (1) allow Zomax to terminate the agreement as of August 12, 2004, or as of any date thereafter, with or without cause, by delivery of 30 days prior written notice; (2) accelerate the due date of the payment of $0.4 million by Zomax to us for the second year of the agreement; and 3) reduce the minimum license fee for the third year of the agreement, which begins August 12, 2004, from $1.0 million to $0.6 million if Zomax has not terminated the agreement.  During the three months ended November 30, 2003, and in accordance with that amendment, we received $0.4 million from Zomax all of which was recorded as deferred revenue at November 30, 2003, and will be applied to future services.

At November 30, 2003, deferred revenue and accounts receivable balances related to this agreement totaled approximately $0.8 million and zero, respectively.  During the three and nine months ended November 30, 2003, we recognized approximately $0.1 million and $0.3 million of revenue, related to this agreement, respectively.  During the three and nine months ended November 30, 2002, we recognized approximately $0.1 million and $0.2 million of revenue, related to this agreement, respectively.

NOTE 10.  COMMON STOCK

On September 9, 2003, we completed a private placement of common stock to investment funds and accounts managed by Apex Capital, LLC.  Under the terms of the financing, we issued 4.0 million shares of common stock at a price of $1.55 per share for gross proceeds of $6.2 million.  As part of this transaction, we incurred and expect to incur approximately $89,000 in legal, accounting, and other costs.  Including shares previously acquired on the open market, as of September 9, 2003, investment funds and accounts managed by Apex Capital, LLC held approximately 9% of our outstanding common stock.

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

On October 24, 2003, we filed with the SEC a registration statement for the resale of the common stock issued in connection with our September 9, 2003 private placement.  The SEC declared this registration statement effective on November 4, 2003.

The September 9, 2003, common stock financing resulted in anti-dilution adjustments to the warrants issued in connection with our issuance of redeemable convertible preferred stock on June 30, 2000.  The exercise price of the warrants issued in connection with our preferred stock on June 30, 2000, was adjusted from $1.43 to $1.41.

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

We have a limited operating history upon which investors may evaluate our business and prospects. Since inception, we have incurred significant losses, and, as of November 30, 2003, had an accumulated deficit of approximately $154 million.  We expect to incur additional net losses during our fiscal year ending February 29, 2004.  There can be no assurance that our gross profit will increase or continue at its current level.  There also can be no assurance that we will generate cash from operations in future periods, or achieve or maintain profitability, or that we will be able to finance our operations without raising additional capital.  Our future must be considered in light of our liquidity issues and the risks frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as Internet-based services.  To address these risks, we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade our technology, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel.  There can be no assurance we will be successful in addressing those risks, and our failure to do so would have a material adverse effect on us.  Our current and future expense levels are based largely on our planned operations and estimates of future sales.  Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast.  We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.  Accordingly, any significant shortfall in sales would have an immediate adverse effect on us and our cash flows.  In view of the rapidly evolving nature of our business and our limited operating history, we are unable to accurately forecast our sales and believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

We defer services revenue related to our SubscribeNet service and generally recognize it ratably over the term of the service arrangement.  Professional service fees revenue related to our SubscribeNet service is deferred until completion of the professional services, then recognized ratably over the longer of the remaining estimated customer life or the remaining SubscribeNet contract term.

We recognize revenue when all of the following conditions are met:

•                  There is persuasive evidence of an arrangement;

•                  We have provided the service to the customer, made the software available for customer download through our website, or shipped the software to the customer;

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

As mentioned above, a determination that the collection of fees is probable is a precursor to recognizing revenue.  Determination of collectibility of payments requires judgment on the part of management and includes periodically evaluating customers’ credit (see “Allowance for doubtful accounts” below).

Prepaid licenses

We write down our prepaid licenses for estimated obsolescence equal to the difference between the cost of the prepaid licenses and the estimated recoverable value based on assumptions about future demand, market conditions and our rights to return under stock rotation agreements.  If actual future demand or market conditions are less favorable than those we project, additional prepaid license write-downs may be required.  These prepaid licenses were originally obtained as a result of our third party reseller business.  As of July 1, 2001, we ceased reselling third party software licenses (see “Revenue recognition” above).   During the nine months ended November 2003 and 2002, we recorded approximately zero and $403,000 in prepaid license write-downs, respectively.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses from our inability to collect required payments from our customers.  We analyze specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts.  Changes in the above factors could have a material impact on actual bad debts incurred.

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

RESULTS OF OPERATIONS

Total revenue

Revenue decreased to $2.5 million for the three months ended November 30, 2003, from $2.9 million for the three months ended November 30, 2002.  Combined online services and technology and related party online services and technology revenue for the three months ended November 30, 2003, accounted for $1.8 million or 70% of revenue compared to $1.8 million or 62% of revenue for the three months ended November 30, 2002.  Alliance and reimbursement revenue for the three months ended November 30, 2003, accounted for $0.7 million or 26% of revenue compared to $0.9 million or 31% of revenue for the three months ended November 30, 2002.  For the three months ended November 30, 2003, software product revenue accounted for approximately $89,000 or 4% of revenue, compared to $0.2 million or 7% of revenue for the three months ended November 30, 2002.

Revenue decreased to $7.9 million for the nine months ended November 30, 2003, from $10.8 million for the nine months ended November 30, 2002.  Combined online services and technology and related party online services and technology revenue for the nine months ended November 30, 2003, accounted for $5.2 million or 67% of revenue compared to $5.1 million or 47% of revenue for the nine months ended November 30, 2002.  Alliance and reimbursement revenue for the nine months ended November 30, 2003, accounted for $2.3 million or 30% of revenue compared to $3.2 million or 30% of revenue for the nine months ended November 30, 2002.  For the nine months ended November 30, 2003, software product revenue accounted for $0.3 million or 4% of revenue, compared to $2.5 million or 23% of revenue for the nine months ended November 30, 2002.

Revenues for combined online services and technology and related party online services and technology for the three months ended November 30, 2003, remained consistent with the prior year. Revenues for combined online services and technology and related party online service and technology revenue for the nine months ended November 30, 2003, increased from the prior year.  This increase is primarily due to the increase in related party online services and technology revenue derived from our relationship with Zomax Incorporated.  The increases in combined online services and technology revenue from new customers were offset by a reduction in online services and technology revenue under our services agreement with Sun Microsystems, Inc. of $0.5 million and $1.2 million for the three and nine months ended November 30, 2003, respectively.  As of March 31, 2003, Sun no longer receives the SubscribeNet service.  The portion of that agreement related to our electronic fulfillment of initial Sun software license sales will remain in effect through June 2004; however, the fees payable by Sun for our fulfillment services were reduced substantially effective March 1, 2003.  We expect our combined online services and technology revenue and related party online services and technology revenue for our fiscal quarter ending February 29, 2004, to be at slightly higher levels than those in our fiscal quarter ended November 30, 2003.  The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated. In particular, our expected growth in revenue from the introduction of new products and services is subject to the risk that these new products and services may not be introduced in a timely manner, or may be canceled altogether, or even if they are introduced, customers may not be willing to buy them (see “Risk Factors” beginning on page 26 below).

Alliance and reimbursement revenue primarily relates to our alliance agreement with Software Spectrum for sales of Sun ONE software licenses and maintenance.  This revenue consists of a percentage of the gross profit derived from the sales of Sun ONE software licenses and maintenance services, and reimbursement for the costs of maintaining a sales team dedicated to selling Sun ONE software for Software Spectrum.  The decrease in alliance and reimbursement revenue for the three and nine months ended November 30, 2003, was primarily due to a reduction of the shared gross profit derived from the sales of Sun ONE software licenses and maintenance services, of $0.7 million and $0.2 million, respectively.  We expect our alliance and reimbursement revenues in our fiscal quarter ending February 29, 2004 to be slightly higher than those in our three months ended November 30, 2003.  The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

The decline in software product revenue and the majority of the decline in total revenue for the three and nine months ended November 30, 2003, was due to our transition out of the business of reselling third-party software products and related maintenance.  We expect our exited third-party product revenue to continue to decrease. However, we may recognize future revenues from products and services complementary to our SubscribeNet service, which originate with other companies and are sold to customers through us as part of a comprehensive ESDM business solution.  The previous two sentences are forward-looking statements and actual results could differ materially from those anticipated.

Costs and Expenses

The following table sets forth certain items from our consolidated statements of operations as a percentage of total revenue for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	November 30, 2003	November 30, 2002	November 30, 2003	November 30, 2002

Gross margin	59%	56%	57%	53%
Operating expenses:
Sales and marketing	23%	33%	26%	43%
Product development	22%	41%	28%	48%
General and administrative	33%	18%	32%	22%
Amortization of intangibles	0%	0%	0%	10%
Restructuring	0%	0%	0%	13%
Impairment of assets	0%	0%	0%	7%
Total operating expenses	78%	92%	86%	143%
Loss from operations	-19%	-37%	-29%	-90%
Interest expense	-2%	-3%	-2%	-24%
Interest and other income and expenses, net	1%	1%	1%	5%
Gain on sale of Asset Management software business	0%	0%	0%	25%
Net loss	-20%	-39%	-31%	-85%

Cost of Revenues

Total cost of revenues decreased to $1.0 million for the three months ended November 30, 2003, from $1.3 million for the three months ended November 30, 2002. Our gross margin increased to 59% for the three months ended November 30, 2003, from 56% for the three months ended November 30, 2002. Total cost of revenues decreased to $3.4 million for the nine months ended November 30, 2003, from $5.0 million for the nine months ended November 30, 2002.  Our gross margin increased to 57% for the nine months ended November 30, 2003, from 53% for the nine months ended November 30, 2002.

The decrease in cost of revenues for the three and nine months ended November 30, 2003, is primarily due to the phasing out of our software reseller business, which resulted in a reduction in cost of revenues of $0.1 million and $1.6 million, respectively.  The margin percentage increase for the three and nine months ended November 30, 2003, primarily reflects our focus on the sale of our own services and technology, which generate higher margins than third-party products we resold.

Cost of revenues primarily consist of certain allocated costs related to our Internet connectivity, assets supporting cost of revenues, and customer support, as well as the costs associated with maintaining our sales team dedicated to selling Sun ONE software for which we are reimbursed by Software Spectrum. Cost of revenues also consists of professional services personnel costs and the cost of third-party products sold.  We purchased third-party products at a discount from the third-party’s established list prices according to standard reseller terms.  We expect the overall cost of revenues in the current fiscal year to be lower than, and gross profit margin percentage to be greater than, our fiscal year 2003 levels.  The previous sentence is a forward-looking statement.  The actual mix of sales transactions and the timing of the transactions may cause our cost of revenues and gross profit margins to fluctuate materially from those anticipated.

Sales and Marketing Expenses

For the three months ended November 30, 2003, sales and marketing expenses were $0.6 million or 23% of revenue, a decrease from $1.0 million or 33% of revenue for the three months ended November 30, 2002.  For the nine months ended November 30, 2003, sales and marketing expenses were $2.0 million or 26% of revenue, a decrease from $4.6 million or 43% of revenue for the nine months ended November 30, 2002.

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, promotional materials, trade show expenses and certain allocated overhead costs.

The decrease in the dollar amount and percentage of revenue of our sales and marketing expenses for the three months ended November 30, 2003, compared to the three months ended November 30, 2002, is primarily due to reductions in payroll related expenses of $0.3 million.

The decrease in the dollar amount and percentage of revenue of our sales and marketing expenses for the nine months ended November 30, 2003, compared to the nine months ended November 30, 2002, is primarily due to our restructuring efforts in connection with the sale of our Asset Management software business in May 2002, which reduced expenditures on salaries and marketing, and eliminated rent on closed offices for a total of approximately $1.8 million in reduced expenses.  The decrease is also attributable to reduced stock-based employee compensation expense of $0.3 million.

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

Product Development Expenses

For the three months ended November 30, 2003, product development expenses were $0.6 million or 22% of revenue, a decrease from $1.2 million or 41% of revenue for the three months ended November 30, 2002.  For the nine months ended November 30, 2003, product development expenses were $2.2 million or 28% of revenue, a decrease from $5.2 million or 48% of revenue for the nine months ended November 30, 2002.

Product development expenses primarily consist of personnel, consulting, software and related maintenance, equipment depreciation expenses and allocated overhead costs.  Costs related to research, design and development of products and services have been charged to product development expense as incurred.

The decrease in the dollar amount and percentage of revenue of our product development expenses for the three months ended November 30, 2003, compared to the three months ended November 30, 2002, is primarily due to a decrease in employee expenses of $0.2 million and a decrease in software and related maintenance and equipment depreciation expense of $0.5 million, as many fixed assets have become fully depreciated during the past several quarters.

The decrease in the dollar amount and percentage of revenue of our product development expenses for the nine months ended November 30, 2003, compared to the nine months ended November 30, 2002, is primarily due to our restructuring efforts in connection with the sale of our Asset Management software business in May 2002, which eliminated expenditures on salaries and consulting fees for Asset Management software development personnel of $0.4 million, reduced software and related maintenance and equipment depreciation expenses through the sale or retirement of software and equipment of $1.2 million, and reduced stock-based employee compensation expense of $0.3 million.

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

General and Administrative Expenses

For the three months ended November 30, 2003, general and administrative expenses were $0.8 million or 33% of revenue, an increase from $0.5 million or 18% of revenue for the three months ended November 30, 2002.  For the nine months ended November 30, 2003, general and administrative expenses were $2.5 million or 32% of revenue, an increase from $2.3 million or 22% of revenue for the nine months ended November 30, 2002.

General and administrative expenses consist primarily of compensation for administrative and executive personnel, fees for professional services and certain overhead costs.

A significant part of the increase in our general and administrative expenses for the three months ended November 30, 2003, is due to the reduction in recovery of accounts previously written off, as compared to our recovery of such accounts during the three months ended November 30, 2002.  During our 2001 fiscal year, we wrote off accounts that were deemed to be uncollectible at that time.  However, we continued to pursue collection efforts and ultimately succeeded in recovering $0.4 million in such accounts during the three months ended November 30, 2002.  These recovered accounts were credited against general and administrative expenses for the three months ended November 30, 2002.  During the three months ended November 30, 2003, we had no such recovered accounts, and therefore no such credit against general and administrative expenses.  The increase in percentage of revenue for the three months ended November 30, 2003, is primarily due to the recoveries explained above as well as to the decrease in our total revenues as compared to the prior year.

The increase in our general and administrative expenses for the nine months ended November 30, 2003, compared to the nine months ended November 30, 2002, is primarily due to reduced recoveries of accounts previously written off (as further described in the preceding paragraph) of approximately $0.9 million during the nine months ended November 30, 2003.  These decreases were partially offset by reductions in payroll related expenses of $0.4 million and external personnel costs and state fees of $0.2 million.  The increase in percentage of revenue for the nine months ended November 30, 2003, is primarily due to the reduction in total revenue from the prior year.

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

In connection with our disposition of the Asset Management software business, we announced a restructuring and workforce reduction to reduce our operating expenses.  We recorded a charge of $1.8 million relating to this restructuring and the impairment of assets during the three months ended May 31, 2002.  The impairment of assets includes the write-off of approximately $403,000 in prepaid licenses that were held for resale.  The restructuring charge consisted of approximately $345,000 for severance and benefits relating to the involuntary termination of 14 employees who were not hired by Computer Associates.  We terminated an additional 33 employees, all of whom were based in North America. These 33 terminated employees were all hired by Computer Associates and therefore received no severance payments.  Overall, we reduced our workforce to 71 employees from 118 in connection with the asset sale to Computer Associates.  Of the 47 terminated employees, 22 were in Sales and Marketing, 10 were in Product Development and 15 were directly involved in our product support.  We also closed our Pittsburgh, Pennsylvania, office and various satellite offices.

We accrued for lease and related costs of approximately $983,000, principally pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our reductions in work force.  We also recognized $63,000 relating to other restructuring expenses. Due to changes in management’s estimates relating to the restructuring during the three months ended August 31, 2002, we recognized an additional expense of $106,000 pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our reductions in work force. In addition, we did not incur severance and benefits of $106,000 and reduced the reserve accordingly. During the three months ended February 28, 2003, we agreed with the landlord to terminate our Pittsburgh, Pennsylvania, lease and realized a savings of approximately $152,000 that would otherwise have been payable as rent under the lease.

In our December 2000 restructuring, we closed our Fremont, California, office and assigned our lease to a new tenant while acting as guarantor for that tenant. In May 2002, the new tenant defaulted on its lease. During the three months ended November 30, 2002, we made a cash payment of approximately $214,000 to terminate this lease.

The following table sets forth an analysis of the components of the restructuring and impairment of assets charges recorded for the nine months ended November 30, 2003, (in thousands):

Excess lease and related costs
Reserve balance at February 28, 2003	$10
Cash paid	(10)
Reserve balance at November, 2003	$—

As of November 30, 2003, we have settled all liabilities associated with the May 2002 restructuring and sale of Asset Management business, subject to the ongoing indemnification obligation discussed in Note 6 of our “Notes to Unaudited Interim Consolidated Financial Information” in this Quarterly Report on Form 10-Q.

Amortization of Intangibles

For the three months ended November 30, 2003 and 2002, there was no amortization of intangibles and goodwill. For the nine months ended November 30, 2003, amortization of intangibles was zero, a decrease from $1.1 million for the nine months ended November 30, 2002.

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

Interest Expense

For the three months ended November 30, 2003, interest expense was approximately $40,000, a decrease from $92,000 for the three months ended November 30, 2002.  For the nine months ended November 30, 2003, interest expense was $0.2 million, a decrease from $2.6 million for the nine months ended November 30, 2002.

Interest expense relates to obligations under capital leases and notes payable.  The decrease in interest expense for the three months ended November 30, 2003, is primarily due to the reduction of the principal balance on our capital lease obligations.  We also replaced certain capital leases with a note payable bearing a lower interest rate.  The decrease in interest expense for the nine months ended November 30, 2003, is primarily the result of accrued interest and accretion to redemption value related to our $7.0 million in notes payable, which were fully converted or paid off in the first quarter of the prior fiscal year.

Interest and Other Income and Expenses, Net

For the three months ended November 30, 2003, interest and other income and expenses, net was approximately a $21,000 credit, a decrease from a $31,000 credit for the three months ended November 30, 2002.  For the nine months ended November 30, 2003, interest and other income and expenses, net was approximately a $47,000 credit, a decrease from a $0.5 million credit for the nine months ended November 30, 2002.

Interest and other income and expenses, net primarily relates to interest earned on our investment balances and warrants recorded as liabilities adjusted to fair value.  The decrease in interest and other income and expenses, net for the three months ended November 30, 2003, is primarily the result of decreased returns on cash balances held for use in operations.  The decrease in interest and other income and expenses, net for the nine months ended November 30, 2003, is primarily the result of charges we recorded during the nine months ended November 30, 2002, to adjust the warrants we issued in connection with our November 30 and September 20, 2001 and May 2002 financings, which were classified as liabilities, to fair value.  The charge recorded to adjust the warrants to fair value was $0.5 million during both the three and nine months ended November 30, 2002.  All warrants were reclassified to permanent equity during the year ended February 28, 2003, and are no longer being adjusted to fair value.

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

Our cash and cash equivalents at November 30, 2003, were $12.3 million, an increase of $5.5 million from $6.8 million at February 28, 2003.  This increase was due to $7.1 million provided by financing activities, partially offset by $1.2 million used in operating activities and $0.4 million used in investing activities.

The net cash used in operating activities of $1.2 million for the nine months ended November 30, 2003, was primarily due to our net loss and decreases in deferred revenue, operating accounts payable and total other assets, offset by decreases in accounts receivable.  Investing activities used $0.4 million for the nine months ended November 30, 2003, due to purchases of property and equipment.  Financing activities provided $7.1 million for the nine months ended November 30, 2003, primarily due to our common stock financing for aggregate gross proceeds of $6.2 million and issuance of a note payable for $2.0 million, offset by payments on capital lease arrangements of $2.4 million.

Our Annual Report on Form 10-K, as amended by Amendment One thereto on Form 10-K/A, for our fiscal year ended February 28, 2003, contains a disclosure expressing substantial doubt regarding our ability to continue as a going concern as a result of our recurring losses and negative cash flows from operations.  We narrowed our net loss to $2.4 million for the nine months ended November 30, 2003, as compared to a net loss of $9.1 million for the nine months ended November 30, 2002.  In addition, we reduced our usage of operating cash to approximately $1.2 million for the nine months ended November 30, 2003, as compared to $4.1 million for the nine months ended November 30, 2002.  In September 2003, we also raised $6.2 million in new capital (see Note 10 of our “Notes to Unaudited Interim Consolidated Financial Information” in Item I of Part I). Despite these improvements, we continued to experience recurring losses and negative cash flows from operations for the nine months ended November 30, 2003.  In addition, there remains no assurance that we will succeed in generating sufficient revenue to enable us to continue operations over the longer term.

Our future capital requirements will depend on many factors, including our ability to increase revenue levels and/or reduce costs of operations to generate positive cash flows, the timing and extent of expenditures to support expansion of sales and marketing efforts, market acceptance of our services, and timeliness of collections of our accounts receivable. Any projections of our future cash needs are subject to substantial uncertainty.  Our ability to generate increased revenues and cash flows and, if necessary, raise additional capital is also subject to substantial uncertainty.  The bid price of our common stock has been below $1.00 several times over the past 12 months.  If we fail to meet the $1.00 minimum bid price requirement or the other standards for continued listing on the Nasdaq SmallCap Market, our common stock will likely be delisted and our ability to generate both sales and additional capital will be subject to further uncertainty.

We have historically been able to satisfy our cash requirements through financing and investing activities, and our cash position and net losses from operations have improved substantially during the nine months ended November 30, 2003.  Nevertheless, we continued to suffer recurring losses and negative cash flows from operations for that period, and there is no assurance that we will succeed in generating sufficient cash from operations on a regular basis, achieving profitability, or obtaining additional capital if needed.

At November 30, 2003, we did not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

The following summarizes our obligations at November 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	2004	2005	2006	2007	Total
Long-term debt	$273	$1,104	$684	$46	$2,107
Operating leases	134	560	284	—	978
	$407	$1,664	$968	$46	$3,085

As of November 30, 2003, our Redeemable Convertible Preferred Stock had a liquidation value of $1.0 million.

Recent Accounting Pronouncements

In November 2002, EITF reached a consensus on issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”) on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units.  The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  We adopted the provisions of EITF No. 00-21 during the three months ended November 30, 2003.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number “FIN” 46, “Consolidation of Variable Interest Entities.”  In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in interim periods beginning after December 15, 2003.  Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The effective dates of certain elements of FIN 46 have been deferred.  Since we do not have an interest in variable interest entities, when finalized, our adoption of FIN 46 is not expected to have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”).  SFAS No. 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity.  While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS No. 150 when finalized is not expected to have a material impact on our financial position, results of operations or cash flows.

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

Revenues to us under our Sun ONE software resale arrangement with Software Spectrum are likely to decline over the long term.  In addition, any termination of our relationship with Software Spectrum would cause a substantial immediate decrease in our revenues.

Under our Sales Alliance Agreement with Software Spectrum dated June 28, 2001, we have transitioned to Software Spectrum our reseller relationship with Sun Microsystems, Inc. for Sun ONE products.  Software Spectrum shares with us a portion of its gross profit from resales of Sun ONE software licenses and maintenance, and reimburses us for a substantial portion of our cost of maintaining a team dedicated to sales of Sun ONE software licenses and maintenance.  This contract accounted for substantially all of our alliance and reimbursement revenues, a significant portion of our online services and technology revenues, and more than 10% of our total revenues in our 2003 fiscal year. However, revenues to us under this contract are likely to decrease over the long term, as sales and market share of Sun ONE software generally decline.  In addition, the term of this agreement will expire in June 2004 and is renewable for subsequent one-year terms.  It is possible that Software Spectrum will choose not to renew this agreement at any of those points.  It is also possible that Sun Microsystems will choose to stop permitting Software Spectrum to resell Sun ONE software.  Any non-renewal of our agreement with

Software Spectrum, or termination of Software Spectrum’s rights to resell Sun ONE software, would likely cause a substantial and immediate decrease in our revenues.

The loss of one or more of our key customers, partners or resellers could cause our revenue growth to slow or cause our revenues to decline.

A substantial amount of revenue from our SubscribeNet service comes from a relatively small number of companies.  These include software manufacturers whose software we distribute electronically, as well as Software Spectrum, with whom we jointly resell third party software as described above, and Zomax Incorporated, who resells our SubscribeNet service.  Our contracts with most of these companies are subject to renewal or cancellation annually, and our contract with Zomax is cancelable by Zomax on 30 days’ notice beginning in August 2004.  If any of these companies elected to cancel their agreements with us, our revenues growth could slow substantially or our revenues could decline.

Our revenue growth could be limited and our gross margins reduced as a result of competition from other electronic software delivery service providers and potential customers’ development of their own electronic software delivery systems.

The market for selling electronic software delivery services is highly competitive.  Some of our competitors have longer operating histories, greater financial, technical, marketing and other resources, larger product and service offerings, better name recognition, and a larger installed base of customers than we do.  Some of our competitors also have well-established relationships with our potential customers and with third-party information technology or consulting firms that help market our competitors’ services.  We expect competition to intensify as current competitors expand and improve their service offerings and new competitors enter the market.  Mergers and consolidation in the information technology industry may also increase competition by enlarging our competitors and their product and service offerings, and/or by reducing the pool of potential customers.

In addition, our current and potential customers are primarily information technology companies with strong software development expertise.  When considering their alternatives for implementing an electronic software delivery and management system, these companies sometimes elect to develop such systems in-house.

We believe we compete effectively against our competitors, and that the value proposition of our electronic software delivery and management service compares favorably with proposed in-house systems.  However, we have at times experienced reduced prices, reduced gross margins and lost sales as a result of such competitive factors, and it is possible that these negative consequences will become more generalized over time.

Our quarterly financial results are subject to significant fluctuations because of many factors and any of these could cause rapid declines in our stock price.

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

Our market is subject to rapid technological change.  If we are unable to quickly adapt to these changes and meet the demands of our current and potential customers,  we will likely lose sales and market share, and our revenue growth will be limited.

Our market is characterized by rapidly changing technology, evolving industry standards and new demands by customers and potential customers.  To be successful, we must adapt to our rapidly changing market by continually improving the performance, features and reliability of our services.  If we cannot or do not respond quickly enough to changing industry standards or the demands of customers and potential customers, we will likely lose sales and market share to competitors and our growth prospects will be limited.  In addition, we could incur substantial costs to modify our services or infrastructure in order to adapt to changing standards and demands.  If we incur such costs but our investments do not yield adequate results, our goals of sustained profitability and positive operating cash flow could become more difficult to achieve.

Viruses, potential security breaches, and other risks associated with business use of the Internet may hinder acceptance of Internet-based electronic software delivery and management, which could in turn limit our revenue growth.

Use of the Internet for business purposes poses a number of risks that could inhibit acceptance by information technology professionals of Web-based electronic software delivery and management.  The proliferation of software viruses is a key risk.  Any well-publicized transmission of a computer virus by us or another company using electronic software delivery could deter information technology professionals from utilizing electronic software delivery technology and our business could be adversely affected.  Our SubscribeNet service enables our customers to upload their software products directly onto our systems for downloading by their end-users. Our systems automatically scan our customers’ software products for known computer viruses on an ongoing basis while they are on our systems.  However, it is possible that, in spite of those periodic virus scans, our system could transmit the virus to one or more end-users.  Any such virus transmission could result in disputes and litigation and could adversely affect our business.

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

Other factors that could hinder the growth and market acceptance of electronic software delivery and management include:

•                  the potential for state and local authorities to levy taxes on Internet transactions;

•                  the cost of maintaining sufficient network bandwidth to enable purchasers to rapidly download software;

•                  the limited number of software packages available for electronic software delivery as compared to those available through traditional delivery methods; and

•                  customer unfamiliarity with and resistance to the process of downloading software.

We have a history of negative operating cash flow and net losses.  It remains possible that in the future we will need to raise additional capital to fund our operations.  Any such capital financing would likely dilute our shareholders’ investments, and if we need but cannot obtain such financing, we will need to curtail or cease operations.

We have not achieved profitability and may incur net losses through our fiscal year ending February 29, 2004.  We incurred a net loss of $0.5 million for the quarter ended November 30, 2003, $2.4 million for the nine months ended November 30, 2003, $9.7 million for the fiscal year ended February 28, 2003, $37.4 million for the fiscal year ended February 28, 2002, and $68.4 million for the fiscal year ended February 28, 2001.  As of November 30, 2003, we had an accumulated deficit of approximately $154 million.  We will need to generate significant additional revenues and/or reduce operating costs to achieve profitability.

Our Annual Report on Form 10-K, and Amendment One thereto on Form 10-K/A, for our fiscal year ended February 28, 2003, contain a disclosure expressing substantial doubt regarding our ability to continue as a going concern as a result of our recurring losses and negative cash flows from operations.  Since that time, we have significantly improved our cash and cash equivalents, our working capital and our cash flows from operations.  As of November 30, 2003, we had approximately $12.3 million in cash and cash equivalents and working capital of approximately $8.6 million.  However, we continue to experience recurring losses and negative cash flows from operations.

To achieve sustained positive net earnings and operating cash flow, we will need to significantly increase revenues while maintaining or increasing gross margins and avoiding significant increases in operating costs.  While we believe we will be able to achieve this goal, there can be no assurance that we will do so, and our history of recurring net losses and negative operating cash flow warrants caution.  If we are unable to achieve sustained profitability and positive cash flow in the medium term, we may be required to obtain additional capital financing.  Any such additional financing would likely dilute the investments of our current shareholders. If such financing is required and we cannot obtain it, we will have to substantially curtail or discontinue operations.

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

Claims by third parties for intellectual property infringement could force us to stop selling our services, force us to pay royalties, and force us to indemnify our customers.

We electronically deliver third-party software to end-users.  This activity creates the potential for claims to be made against us, either directly or through our contractual indemnification obligations to our customers.  Any claims could result in costly litigation and be time-consuming to defend, divert management’s attention and resources, cause delays in releasing new or upgrading existing services or require us to enter into royalty or licensing agreements.  These claims could be made for defamation, negligence, patent, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of these materials.

Litigation regarding intellectual property rights is common in the Internet and software industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps.  There can be no assurance that our services do not infringe the intellectual property rights of third parties.  In addition, we may be involved in litigation involving the software of third-party vendors that we have electronically distributed in the past. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. A successful claim of infringement against us could adversely affect our business.  Although we carry general liability insurance, our insurance may not cover all potential claims or may not be adequate to protect us from all liability that may be imposed.

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

If our key personnel left the company, our product development, sales, and corporate management could suffer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At November 30, 2003, we had cash and cash equivalents of approximately $12.3 million.  We have not used derivative financial instruments in our investment portfolio during the nine months ended November 30, 2003.  We place our investments with high quality issuers, by policy, in an effort to limit the amount of credit exposure to any one issue or issuer.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. At November 30, 2003, all of our cash, cash equivalents and investment portfolio carried maturity dates of less than 90 days. The effect of changes in interest rates of +/-10% over a nine-month horizon would not have a material effect on the fair market value of the portfolio.

ITEM 4. CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of the controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15.

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

Lawsuits containing similar allegations have been filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000.  All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which Intraware and its three named current and former officers and directors are a part, on common pleadings issues.  On or about October 9, 2002, the Court entered and ordered a Stipulation of Dismissal, which dismissed the three named current and former officers and directors from the litigation without prejudice.  On February 19, 2003, the Court entered an order denying in part the issuer defendants’ omnibus motion to dismiss, including those portions of the motion to dismiss relating to Intraware.  No discovery has been served on us to date.  A special committee of our Board recently approved a tentative settlement proposal from plaintiffs.  There is no guarantee that the settlement will become final, as it is subject to a number of conditions, including court approval; however, based on this proposed settlement, we do not believe we will suffer material future losses related to this lawsuit and therefore have not accrued for any losses.

We are also subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 9, 2003, we completed a private placement of common stock to investment funds and accounts managed by Apex Capital, LLC.  Under the terms of the financing, we issued 4.0 million shares of common stock at a price of $1.55 per share for gross proceeds of $6.2 million.  As part of this transaction, we incurred and expect to incur approximately $89,000 in legal, accounting, and other costs.  Including shares previously acquired on the open market, as of September 9, 2003, accounts managed by Apex Capital, LLC held approximately 9% of our outstanding common stock.

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

On October 24, 2003, we filed with the SEC a registration statement for the resale of the common stock issued in connection with our September 9, 2003 private placement.  The SEC declared this registration statement effective on November 4, 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

Exhibits

Exhibit Number	Description

10.1(1)	Form of Registration Rights Agreement, dated September 9, 2003, by and among Intraware, Inc. and the investors set forth therein.

10.2(1)	Form of Common Stock Purchase Agreement, dated September 9, 2003, by and among Intraware, Inc. and the investors set forth therein.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act — Peter H. Jackson

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act — Wendy A. Nieto

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(1)          Incorporated by reference to Intraware’s Current Report on Form 8-K dated September 9, 2003 (File No. 000-25249) and filed with the Securities and Exchange Commission on September 12, 2003.

Reports on Form 8-K

On September 9, 2003, we filed a Current Report on Form 8-K reporting under Item 5—Other Events our issuance of an aggregate of 4,000,000 shares of our common stock in a private placement to investment funds and accounts managed by Apex Capital, LLC, at a price of $1.55 per share.

On September 18, 2003, we furnished a Current Report on Form 8-K reporting under Item 7–Financial Statements and Exhibits and Item 12—Results of Operations and Financial Condition in connection with our press release announcing results for our fiscal quarter ended November 30, 2003. No financial statements were filed, although we furnished the financial information included in the press release we furnished with the Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRAWARE, INC.

Dated:	January 13, 2004	By:	/s/ WENDY A. NIETO
Wendy A. Nieto
Chief Financial Officer and Executive Vice President of Technology and Operations