Form 10-K
period 2004-02-29
INTRAWARE INC
filed 2004-05-05
CIK 1025134

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: February 29, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-25249

INTRAWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0389976 (I.R.S. Employer Identification Number)
25 Orinda Way, Orinda, California (Address of principal executive offices)	94563 (Zip Code)

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

        The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, is $63,547,726.74. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

        As of April 20, 2004, the registrant had outstanding 59,691,122 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

TABLE OF CONTENTS

EXPLANATORY NOTE

EXPLANATORY NOTE

        This annual report on Form 10-K contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements. Actual results and the timing of events could differ materially from those projected in the forward-looking statements as a result of known and unknown factors, including the risk factors beginning on page 32 below and other factors discussed elsewhere in this annual report. We have identified many of these forward-looking statements for your convenient reference.

        "Intraware," "SubscribeNet," and "Control Your Technology" are registered trademarks or service marks of Intraware. This annual report also refers to other trademarks of Intraware and trademarks of other companies.

        Intraware, Inc., was incorporated in August 1996 under the laws of the State of Delaware. In this annual report, Intraware, Inc. is sometimes referred to as "the Registrant," "the Company," "Intraware," "we," "our" and "us." The mailing address for our headquarters is 25 Orinda Way, Orinda, California 94563, and our telephone number at that location is (925) 253-4500. Intraware can also be reached at our web site http://www.intraware.com.

PART I

ITEM 1. BUSINESS.

Overview

        We launched the first outsourced Web-based electronic software delivery and management (ESDM) solution in 1996. Today, we are a leading provider of global ESDM services for the enterprise software industry. Our ESDM services help software publishers streamline manufacturing, distribution and support costs; develop business intelligence about their customers; strengthen customer retention and maintenance renewals; accelerate and document software delivery for revenue recognition purposes; and comply with U.S. export controls.

        We also offer complementary services, including enterprise software sales and marketing, digital rights management, and automatic desktop update management and deployment, through our alliances with companies including Software Spectrum, Inc., Macrovision Corporation and InstallShield Software Corporation.

Drivers of Demand for ESDM Services

        According to IDC, an information technology analysis and advisory firm, worldwide spending on electronic software delivery is expected to grow by more than 40% annually between 2003 and 2006.(1) This demand is driven by a number of factors, including:

  •
  Cost Savings by Software Providers. Through ESDM, software providers can significantly reduce manufacturing and distribution costs associated with creating, duplicating and shipping CDs, diskettes and packaging.

  •
  Tax Savings by End-Users. A number of states exempt software license purchases from sales tax if the software is delivered electronically, providing a competitive advantage to software providers that are able to effect such delivery.

(1)
IDC, "Worldwide and North American Software Sales Forecast, 2002-2007: The Impact of the Internet" (May 2003).

  •
  Customer Satisfaction. ESDM enables end-users to receive software within minutes after purchase or release. ESDM can also provide an online library of an end-user's software entitlements, as well as tools for IT departments to monitor and control downloads of that software throughout their organizations.

  •
  Business Intelligence. An ESDM solution can generate reports to help software providers understand end-users' use of and experience with the software providers' products, including reports that help identify key individual end-users, track the download frequency of different releases, and track the speed and quality of downloads.

  •
  Accelerated Delivery. Accelerated delivery of bug-fixes and patches can shorten resolution times for software errors, viruses and security flaws affecting end-users. Real-time online fulfillment of software sales may also accelerate revenue recognition for software providers.

  •
  Regulatory Compliance. By automatically providing third-party confirmation of software availability, ESDM can help software providers' finance departments document compliance with delivery requirements under software revenue recognition rules. An ESDM service can also screen software downloads worldwide for compliance with U.S. export controls.

SubscribeNet ESDM Service

        Our central offering is the SubscribeNet ESDM service. First offered in 1996, the SubscribeNet service is an integrated web-based solution that enables software providers to distribute all of their software releases online, manage entitlements across their global customer base, track and report deliveries and download activity, and manage export compliance. Software providers use the SubscribeNet service to help reduce costs associated with manufacturing and distributing CDs and packaging, provide sales tax advantages to their end-users in certain states, increase customer retention and maintenance renewal rates, generate data on their end-users' use of their software, accelerate delivery of software to their end-users, and enhance export and revenue recognition compliance.

        Revenues associated with our SubscribeNet service comprised approximately 66%, 52% and 14% of our revenues in our 2004, 2003 and 2002 fiscal years, respectively.

Strategic Advantages

        Among competitive ESDM offerings, or compared to solutions developed in-house by software providers, the SubscribeNet service offers strategic advantages, including:

  •
  Technology Infrastructure. The technology infrastructure underlying the SubscribeNet service is engineered to provide scalability, fault-tolerance, platform independence and 24x7 service.

  •
  Integration with Software Provider's Systems. The SubscribeNet service integrates with major enterprise resource planning (ERP), processing, and customer relationship management (CRM) systems used by software providers.

  •
  Reporting. The SubscribeNet service provides extensive reporting capabilities to support software providers' internal transaction reporting requirements and to help them analyze end-user usage trends.

  •
  Regulatory Compliance. The SubscribeNet service provides automated screening and reporting to support compliance with U.S. export regulations, and provides third-party evidence of software availability to support compliance with software revenue recognition rules.

  •
  Rapid Implementation. Once the software provider's particular requirements are defined and its resources are allocated, our implementation methodology enables standard SubscribeNet implementations to be completed in as few as 21 business days.

  •
  Focus and Expertise. For the past 7 years, Intraware has focused on creating ESDM solutions for the enterprise software marketplace. This focus has enabled us to develop domain expertise and technology in the ESDM field that we believe differentiates us from other ESDM providers.

Entitlement Management

        Central to the SubscribeNet service is its entitlement management capability. This capability enables software providers to manage relationships among the products on their price lists, the various releases of those products, and the files that comprise each such release. Software providers can assign entitlements for any combination of those items to their customers and individual end-users. Entitlements can be assigned in the SubscribeNet service directly from the software provider's order processing, CRM or e-commerce system, and can be time-limited to match the duration of customer maintenance contracts.

Customers

        As of April 20, 2004, 40 software providers subscribed to the SubscribeNet service. These include companies whose main business is providing software, companies that distribute software as a secondary business, and companies that resell software. Six of those customers each accounted for 5% or more of our Online services and technology and Related party online services and technology revenue during our 2004 fiscal year. One of our customers, Software Spectrum, Inc., accounted for more than 10% of our total revenue during our 2004 fiscal year (see "Risk Factors" beginning on page 32 below, and Note 2 of our "Notes to Consolidated Financial Statements" in Item 8 below).

Outsourced Sales and Marketing Services

        We provide contracted sales and marketing services (Sales and Marketing Services) to Software Spectrum, Inc. Software Spectrum is a global business-to-business software services company that is one of the world's largest business software resellers and a wholly owned subsidiary of Level 3 Communications, Inc. Under our agreement with Software Spectrum, we act as an outsourced sales force assisting Software Spectrum in its resales and marketing of third-party enterprise software, in exchange for a portion of the gross margin from those resales and reimbursement of certain costs. Currently we provide Sales and Marketing Services to Software Spectrum for Sun Microsystems, Inc. Java Enterprise System and Sun ONE software and for Websense, Inc. software. We also provide our SubscribeNet service to Software Spectrum to enable them to deliver Sun software to their customers electronically. We describe this relationship between Intraware and Software Spectrum further in Note 2 of our "Notes to Consolidated Financial Statements" in Item 8 below.

Sales

Direct Sales of SubscribeNet ESDM Service

        We typically sell the SubscribeNet service on a subscription basis, charging a periodic service fee.

        We sell our SubscribeNet service primarily through a direct sales force dedicated to our SubscribeNet business. We have established direct sales offices for our SubscribeNet sales at our headquarters in Orinda, California, and in Boston, Massachusetts, and Chicago, Illinois. Each SubscribeNet sales representative has a territory that he or she covers through telecommunications and in-person sales calls. The sales cycle for these services is typically lengthy, as our sales efforts must target the prospective customer's senior personnel across multiple departments.

Sales of SubscribeNet ESDM Service through Strategic Alliances

        We maintain a number of strategic alliances intended to complement our direct sales efforts and broaden sales of our SubscribeNet service.

  •
  Agreements with Software Spectrum.

  •
  ESDM Services for Sun Software. Under an agreement we signed in June 2001 with Software Spectrum's predecessor, CorpSoft, Inc., Software Spectrum uses our SubscribeNet service to manage electronic delivery of Sun software to end-users who purchase the software licenses and maintenance through Software Spectrum. Software Spectrum pays us a periodic SubscribeNet service fee based on software license and maintenance sales generated through our Sales and Marketing Services (see Note 2 of our "Notes to Consolidated Financial Statements" in Item 8 below). This agreement expires in June 2004 and is renewable for subsequent one-year terms. We expect but cannot guarantee that it will be renewed (see "Risk Factors" beginning on page 32 below).

  •
  ESDM Services for Other Enterprise Software. In October 2002, we entered into another strategic alliance agreement with Software Spectrum. Under this agreement, Software Spectrum is using our SubscribeNet solution to manage electronic delivery of enterprise software that it resells independently of Intraware. Currently the agreement is being used to manage delivery to large end-user customers under their enterprise license agreements with Software Spectrum for software published by a leading information technology company. Software Spectrum pays us a one-time SubscribeNet service fee for each end-user customer, based on the software license and maintenance fee charged by Software Spectrum to that customer. The term of this agreement expires in October 2005.

  •
  Agreement with Zomax Incorporated. In April 2004, we entered into a reseller agreement with Zomax Incorporated, a leading international outsource provider of supply chain management services. Zomax provides an integrated suite of outsourcing services that includes e-commerce, customer care programs, multimedia replication, packaging, assembly, warehousing, distribution, fulfillment and returns processing. Customers of Zomax include several of the world's premier information technology companies. Under our agreement, Zomax has the right to market and resell the SubscribeNet solution with its suite of outsourcing services. Zomax offers the SubscribeNet service through its worldwide sales force. Customers who purchase the SubscribeNet solution through Zomax contract directly with, and obtain first-level support directly from, Zomax. Zomax will pay us for services as they are provided to customers. The agreement has a one-year term that is renewable annually, and may be terminated by either party without cause on 60 days' notice. At the time we entered into this reseller agreement, Zomax and Intraware terminated our August 2002 strategic alliance agreement. Accordingly, Zomax no longer pays us periodic license fees, neither company is restricted from selling to or cooperating with other companies, and Zomax no longer has the right to designate an observer to or a member of our Board of Directors. We describe the relationship between Zomax and Intraware further in Note 2 of our "Notes to Consolidated Financial Statements" in Item 8 below.

  •
  Referral Arrangements for SubscribeNet Sales. We also maintain various other referral arrangements under which we pay fees to companies that refer new SubscribeNet customers to us.

Sales and Marketing Services

        We use an inside sales and marketing team to provide Sales and Marketing Services to Software Spectrum for resale and marketing of Sun and Websense software and related maintenance. Each inside sales representative has a territory that he or she covers using telephone, facsimile and email communications. We also have a marketing manager who conducts marketing programs for Sun and Websense software. The length of sales cycles for Sun and Websense software tends to correspond to the dollar values of those sales. Our Sales and Marketing Services business is somewhat seasonal, with sales tending to be stronger in the non-summer months than the summer months, and strongest at the end of the calendar year.

        Under the June 2001 agreement under which we provide Sales and Marketing Services to Software Spectrum, Software Spectrum is the reseller of record for Sun and Websense software and maintenance, and we assist Software Spectrum in selling and marketing that software and maintenance. We also provide our SubscribeNet service to Software Spectrum to enable it to deliver Sun software to its customers electronically. As part of this arrangement, Software Spectrum pays us a percentage of the gross profit derived from its sales of Sun and Websense software licenses and maintenance services, and reimburses us for our cost in maintaining a Sales and Marketing Services team dedicated to sales of Sun and Websense software licenses and maintenance. Software Spectrum also pays us a periodic SubscribeNet service fee based on software license and maintenance sales generated by Intraware through our Sales and Marketing Services for Software Spectrum. The term of this agreement will expire in June 2004 and is renewable for subsequent one-year terms. We expect but cannot guarantee that it will be renewed (see "Risk Factors" beginning on page 32 below).

Marketing

        Our central marketing goals are to attract and retain customers for our services. We target our marketing efforts to senior personnel across multiple departments in software companies and other mid-sized and large corporations. We use an integrated approach of targeted advertising and promotions, interactive web-based seminars, or "webinars," brand-awareness campaigns, and regular meetings with existing customers to stimulate demand for our services, generate sales leads and maintain customer relationships.

        We employ a variety of tools to achieve our marketing goals. Our print and online advertising campaigns are designed to target senior personnel across multiple departments in software companies, and educate them on our products and services. In our webinars, our senior executives and other panelists who may include independent IT analysts, senior executives of our customers and partners, and other industry experts, educate prospective customers on ESDM and other topics relevant to our business. Our public relations efforts help maintain press coverage of the company and help secure invitations to present at IT industry events. Our co-branding with Software Spectrum for sales of Sun software and maintenance helps us penetrate highly qualified market segments. We also use trade shows, direct mail, online promotions, and regional marketing to further our marketing goals of expanding our customer base and heightening awareness of the "Intraware" brand.

        We also hold user conferences and periodic meetings with our customers to educate them on our service offerings, gather feedback from them about our services, and learn about their evolving requirements.

Competition

        The ESDM market is rapidly evolving and intensely competitive, and we expect competition to increase in the future. Our primary competition comes from our potential customers, including software companies and other companies that distribute software or digital goods, who choose to develop an in-house alternative to the SubscribeNet service. However, we also face increasing competition from other providers of outsourced electronic software delivery services. A number of these competitors have historically provided e-commerce services, or replication and distribution of physical media such as CDs, and relatively recently have begun to provide electronic software delivery services. We believe this trend will continue as software and other digital goods companies convert from physical to digital distribution of their products, stimulating additional demand for ESDM services.

        We believe we compete effectively as a result of our early deployment of a centralized, high-capacity, web-based, customizable ESDM solution containing valuable administrative and reporting tools. Principal competitive factors include:

  •
  the performance, features and functionality of our ESDM technology;

  •
  the comprehensiveness of the services we offer;

  •
  the cost of our SubscribeNet service versus the cost of competing ESDM solutions or the cost of building, deploying and maintaining an alternative service in-house;

  •
  our experience in and focus on providing ESDM services;

  •
  our track record of successful project implementations;

  •
  positive references by our existing customers; and

  •
  the openness of our ESDM system's architecture and the ease with which it integrates major customer relations management, order processing and enterprise resource planning systems used by software providers.

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

        Nevertheless, we face a number of competitive challenges. A key challenge is resistance from software companies that determine, for perceived strategic reasons or based on their cost assessments, that they do not wish to outsource electronic software delivery. Another principal challenge is our focus on ESDM, and our reliance on third-party alliances for key ancillary services such as digital rights management and device deployment. While we believe our focus has enabled us to offer a superior ESDM solution to our competitors, and our integration with best-of-breed ancillary solutions addresses a broad set of customer needs, some prospective customers prefer this set of solutions to be supported by a single provider.

        In addition, many of our competitors have longer and more profitable operating histories than we have. They may also have significantly greater financial and other resources, wider name recognition, and a larger installed base of customers (including non-ESDM customers) than we have. They also may be able to devote greater resources to the development, promotion and sale of their products than we can, which would allow them to respond more quickly to new or emerging technologies and changes in customer requirements. In addition, many of our competitors have existing relationships with divisions of our current or potential customers, and may be able to leverage their existing relationships to discourage these customers from purchasing additional services or products from us, or may be able to persuade these customers to replace our services or products with their own.

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

        To date, we own three U.S. patents on electronic commerce technologies, expiring in July 2016, September 2017 and February 2018, respectively. In addition, we have three patent applications pending in the United States on our SubscribeNet ESDM technology. We plan to file additional patent applications on our SubscribeNet ESDM technology in the current fiscal year.

        We have 10 trademark registrations in the United States. Our key registered and unregistered trademarks and service marks include Intraware, SubscribeNet, The Way Digital Goods Move, and Control Your Technology. We also hold registrations and pending applications for a number of trademarks and service marks outside the United States. We are aware that certain other companies are using the name "Intraware" as a company name or as a trademark or service mark outside the United States. While we do not believe we have infringed any rights and we have received no notice of any claims of infringement from any of those companies, and we own registrations for the "Intraware" trademark in the United States and in other countries, we can make no assurance that these or other companies will not claim superior rights to "Intraware" or other marks used in our business.

        We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, it may be possible for unauthorized parties to copy certain portions of our products or services, or reverse-engineer or obtain and use information that we regard as proprietary. There can be no assurance that the steps we take will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the United States.

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

Employees

        As of April 20, 2004, we had 60 employees, including part-time employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2. PROPERTIES.

        We rent approximately 16,000 square feet of office space located in Orinda, California, under a lease expiring in August 2009. We have additional field sales offices in Chicago, Illinois, and Boston, Massachusetts.

ITEM 3. LEGAL PROCEEDINGS.

        In October 2001, we were served with a summons and complaint in a purported securities class action lawsuit. On or about April 19, 2002, we were served with an amended complaint in this action, which is now titled In re Intraware, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-9349 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The amended complaint is brought purportedly on behalf of all persons who purchased our common stock from February 25, 1999 (the date of our initial public offering) through December 6, 2000. It names as defendants Intraware, three of our present and former officers and directors, and several investment banking firms that served as underwriters of our initial public offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that the underwriters misused their securities analysts to manipulate the price of our stock. No specific damages are claimed.

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

        In June and July 2003, nearly all of the issuers named as defendants in the In re Initial Public Offering Securities Litigation (collectively, the "issuer-defendants"), including us, approved a tentative settlement proposal that is reflected in a memorandum of understanding. A special committee of our Board of Directors approved the memorandum of understanding in June 2003. The memorandum of understanding is not a legally binding agreement. Further, any final settlement agreement would be subject to a number of conditions, most of which would be outside of the Company's control, including approval by the Court. The underwriter-defendants in the In re Initial Public Offering Securities Litigation (collectively, the "underwriter-defendants"), including the underwriters of our initial public offering, are not parties to the memorandum of understanding.

        The memorandum of understanding provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants. The ultimate amount, if any, that may be paid on behalf of Intraware will therefore depend on the final terms of the settlement agreement, including the number of issuer-defendants that ultimately approve the final settlement agreement, and the amounts, if any, recovered by the plaintiffs from the underwriter-defendants and other non-settling defendants. In the event that all or substantially all of the issuer-defendants approve the final settlement agreement, the amount we would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs' recovery from the underwriter-defendants and from other non-settling parties. If the plaintiffs recover at least $1 billion from the underwriter-defendants, we would have no liability for settlement payments under the proposed terms of the settlement. If the plaintiffs recover less than $1 billion, we believe our insurance will likely cover our share of any payments towards satisfying plaintiffs' $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of February 29, 2004, we have not accrued a liability for this matter.

        We are also subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

	High	Low
For the quarter ended
February 29, 2004	$2.49	$1.56
November 30, 2003	2.86	1.29
August 31, 2003	1.90	1.01
May 31, 2003	1.52	0.86
For the quarter ended
February 28, 2003	1.40	0.86
November 30, 2002	1.47	0.88
August 31, 2002	1.35	0.56
May 31, 2002	2.05	0.96

        On April 20, 2004, the last reported sale price for our common stock on the Nasdaq SmallCap Market was $1.96 per share. As of April 20, 2004, there were 382 holders of record of Intraware common stock and a substantially greater number of beneficial owners.

Equity Compensation Plan Information

        The following table sets forth information, as of February 29, 2004, about equity awards under our equity compensation plans (in thousands, except weighted average exercise price information):

	A		B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(1)	8,233	(2)	$2.45	3,554	(3)
Equity Compensation Plans Not Approved by Shareholders	1,107	(4)	$3.20	—

Total	9,340		$2.19	3,554

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

(2)
Includes shares of common stock issuable upon exercise of options granted under our 1996 Stock Option Plan and 1998 Director Option Plan.

(3)
Number of securities available for future issuance includes approximately 2,752,000 shares of common stock available for issuance under our 1996 Stock Option Plan, 253,000 shares available for issuance under our 1998 Director Option Plan, and approximately 549,000 shares of common stock available for issuance under our Employee Stock Purchase Plan. (See Note 9 of our "Notes to Consolidated Financial Statements" in Item 8 below for a description of our equity compensation plans.)

(4)
Includes shares of common stock to be issued upon exercise of options granted under our 1999 Non-Qualified Acquisition Stock Option Plan.

        Our Non-Qualified Acquisition Stock Option Plan, adopted in October 1999 (the "1999 Plan"), has not been approved by our shareholders. The 1999 Plan provided for the granting of NSOs to our employees and consultants. Officers could only receive grants under the 1999 Plan in connection with their initial service to us, and Board members could not receive any grants under the 1999 Plan. The standard form of Stock Option Agreement used under the 1999 Plan provides that the options are exercisable over a period not to exceed ten years from the date of the grant. Options granted under the 1999 Plan generally vest as to 25% of the shares one year after the date of grant and as to the remaining options in equal monthly installments over the next 36 months. The exercise price of all options granted under the 1999 Plan has been the fair market value of our common stock on the grant date, as determined by the closing price of the common stock on the applicable Nasdaq exchange on that date.

        Effective May 30, 2002, the day our common stock began trading on the Nasdaq SmallCap Market, we ceased granting options under the 1999 Plan. However, the 1999 Plan remains in effect solely to the extent of options granted before May 30, 2002 that remain outstanding. As of February 29, 2004, approximately 1,107,000 shares of our common stock were reserved for issuance under the 1999 Plan, and the same number of shares were issuable pursuant to options outstanding under the plan as of that date.

ITEM 6. SELECTED FINANCIAL DATA.

        The following tables present selected historical financial information for Intraware. This information has been derived from our respective consolidated financial statements and notes, some of which are included elsewhere in this annual report. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and are qualified by reference to the consolidated financial statements and notes thereto and appearing elsewhere in this annual report. The consolidated statement of operations data set forth below for the years ended February 29, 2004, February 28, 2003, and February 28, 2002, and the consolidated balance sheet data at February 29, 2004 and February 28, 2003, are derived from, and are qualified by reference to, the audited consolidated financial statements of Intraware included elsewhere in this annual report. The consolidated statement of operations data for the years ended February 28, 2001 and February 29, 2000, and the balance sheet data at February 28, 2002, February 28, 2001, and February 29, 2000, are derived from audited consolidated financial statements of Intraware which are not included or incorporated by reference in this annual report. The historical results are not necessarily indicative of results to be expected for any future period.

	For the Years Ended
	February 29, 2004	February 28, 2003	February 28, 2002	February 28, 2001	February 29, 2000
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Software product sales	$362	$2,622	$36,801	$98,809	$84,495
Online services and technology	6,768	6,872	14,015	23,027	12,419
Alliance and reimbursement	3,311	4,271	2,621	—	—
Related party online services and technology	466	277	—	—	—

Total revenues	10,907	14,042	53,437	121,836	96,914

Cost of revenues:
Software product sales	307	1,972	29,304	80,417	72,380
Online services and technology	2,339	2,385	3,752	4,773	2,002
Alliance and reimbursement	1,814	2,023	1,210	—	—

Total cost of revenues	4,460	6,380	34,266	85,190	74,382

Gross profit	6,447	7,662	19,171	36,646	22,532

Operating expenses:
Sales and marketing	2,616	5,430	12,647	37,564	32,042
Product development	2,733	6,184	10,119	19,632	9,788
General and administrative	3,368	3,017	6,898	20,451	8,883
Amortization of intangibles	—	1,085	6,125	5,248	2,048
Amortization of goodwill	—	—	2,397	3,297	409
Restructuring	—	1,239	2,356	2,841	—
Impairment of assets	—	792	—	—	—
Loss on abandonment of assets	—	128	6,735	6,019	—

Total operating expenses	8,717	17,875	47,277	95,052	53,170

Loss from operations	(2,270)	(10,213)	(28,106)	(58,406)	(30,638)
Interest expense	(206)	(2,650)	(2,728)	(660)	(118)
Interest income	72	96	139	825	2,805
Other income and expenses	24	448	(3,983)	(150)	—
Gain on sale of Asset Management software business	—	2,656	—	—	—

Net loss	(2,380)	(9,663)	(34,678)	(58,391)	(27,951)
Redeemable convertible preferred stock accrued dividends, accretion to liquidation and beneficial conversion feature	—	—	(2,696)	(10,026)	—

Net loss attributable to common stockholders	$(2,380)	$(9,663)	$(37,374)	$(68,417)	$(27,951)

Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.20)	$(1.18)	$(2.57)	$(1.14)

Weighted average shares—basic and diluted	55,910	47,722	31,690	26,647	24,532

	February 29, 2004	February 28, 2003	February 28, 2002	February 28, 2001	February 29, 2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and investments	$11,804	$6,841	$2,979	$7,046	$46,885
Working capital (deficit)	8,575	2,642	(9,320)	(7,488)	13,564
Total assets	14,770	10,936	26,519	80,227	131,112
Long term obligations, less current portion	766	906	2,235	3,339	399
Redeemable convertible preferred stock	897	2,473	3,347	4,666	—
Total stockholders' equity	$7,590	$764	$110	$18,428	$50,603

        Note: Historical results of operations are not necessarily indicative of future results. Refer to the "Risk Factors" under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of factors that may impact future results. Our historical results of operations reflect our acquisition of Janus Technologies in July 2000.

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

        With respect to the calculation of net loss per share and weighted average shares, Note 1 of the "Notes to Consolidated Financial Statements" in Item 8 below provides an explanation of the determination of the weighted average shares used to compute net loss per share.

        We have not paid cash dividends on our common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

        We begin Management's Discussion and Analysis of Financial Condition and Results of Operation (MD&A) with our overall strategy to give the reader an overview of the goals of our business and the direction in which our business is moving. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for our 2004 fiscal year compared to our 2003 and 2002 fiscal years. We then analyze our Liquidity and Capital Resources and discuss relevant Recent Accounting Pronouncements.

        This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including "Item 1: Business"; "Item 6: Selected Financial Data"; and "Item 8: Financial Statements and Supplementary Data." The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the "Risk Factors" section. Our actual results may differ materially.

Overview

        Our goal is to be the preeminent digital entitlement and delivery services provider. We are pursuing a three-pronged strategy to achieve this goal. First, we are seeking to solidify and strengthen our technological advantage by further improving our ESDM technology solutions through internal research and development and through alliances with adjacent technology providers. Second, we are seeking to extend our customer base by strengthening our sales force, implementing new marketing programs focused on lead generation, offering new functional capabilities and pricing packages, and providing exceptional customer service. Third, we are working to become a profitable, cash-generating company by growing our SubscribeNet business and practicing stringent fiscal responsibility.

        We currently see a number of trends in the marketplace that are potentially important for our business. First, the macroeconomy and the technology sector have improved in the past year. However, the improvement seems tentative, apparently due in part to concerns about geopolitical instability and potential terrorist attacks, and spending by technology companies remains cautious. Second, in the past year there have been a number of mergers and acquisitions in the enterprise software sector. These consolidations pose both opportunities and risks for us, potentially leading either to growth in our contracts with those customers or to cancellation of customer contracts. Third, technology companies are increasingly outsourcing operational functions to reduce costs. Our services enable enterprise software companies to outsource key operational functions in a manner that we believe is financially compelling. Therefore, we may benefit from this outsourcing trend. Fourth, the use of hosted web-based applications, which in the past has been limited by concerns about speed, reliability and security, is now becoming more accepted among mainstream businesses, largely because of a desire for cost savings. This trend may benefit us because our SubscribeNet service is a hosted web-based application.

        Our management is focused on four key opportunities. The first is what appears to be growing demand for electronic delivery and management of enterprise software applications. The second opportunity is to further penetrate the enterprise software provider market by better integrating and cross-selling our suite of services, including our SubscribeNet ESDM service, our outsourced sales and marketing services, and the digital rights management and desktop update management and deployment services that we provide through strategic alliances. The third opportunity is to continue expanding into vertical markets other than enterprise software, and into other untapped markets. The fourth is to continue forging alliances with adjacent technology providers to build our market position and develop new revenue streams.

        We also face a number of key risks, which are described in the "Risk Factors" beginning on page 32 below.

        We earn revenues and generate cash principally through recurring service fees charged for our SubscribeNet service, professional services fees charged for customization of our SubscribeNet service, and profit-sharing and cost reimbursement received for our sales and marketing services. We have also raised substantial amounts of cash through private stock placements. In our most recent private stock placement, in September 2003, we raised gross proceeds of approximately $6.2 million through a sale of common stock to investment funds and accounts managed by Apex Capital, LLC. See Note 7 of our "Notes to Consolidated Financial Statements" in Item 8 below.

Critical Accounting Policies and Estimates

        This MD&A discusses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We consider accounting policies related to revenue recognition, prepaid licenses, services and costs of deferred revenue, allowance for doubtful accounts, goodwill and intangibles, and income taxes to be critical accounting policies due to the estimation process involved in each.

Revenue Recognition

        Online services and technology revenue results primarily from three types of arrangements. First, it results from sales of our SubscribeNet electronic software delivery and management service to software vendors and other companies that distribute software as part of their business. Second, it results from professional services that we provide to integrate our proprietary software, to convert data for customers, and to customize our SubscribeNet service for customers. Third, it results from the sale of our proprietary software licenses and related maintenance to companies using those products internally or using those products to provide web-based services to their customers. As a result of the sale of our Asset Management software business in May 2002 (discussed below in Results of Operations), we are not currently deriving significant revenue from licenses for our proprietary software; however, we may recognize future revenues if we are able to sell licenses for our proprietary software underlying our SubscribeNet service and related maintenance. We sell our SubscribeNet service, and will sell proprietary software licenses if opportunities present themselves, primarily through our direct sales force or through authorized resellers.

        Alliance and reimbursement revenue primarily relates to our alliance agreement with Software Spectrum for sales of Sun software licenses and maintenance. This revenue consists of a percentage of the gross profit derived from the sales of Sun software licenses and maintenance services, and reimbursement for the costs of maintaining a sales team dedicated to selling Sun software for Software Spectrum. This revenue is recognized as we provide the services to Software Spectrum.

        We derive software product revenues from resold licenses and maintenance for multiple business software product lines. As of July 1, 2001, we generally no longer resell third party software licenses and maintenance, though we still resell licenses for third party products complementary to our SubscribeNet service. We continue to recognize revenue from third party software licenses and related maintenance contracts over the life of the arrangements made prior to July 1, 2001. Vendor specific objective evidence of fair value for the maintenance element of the resold software arrangements is based on historical and contractual renewal rates for maintenance. We defer the maintenance revenue at the outset of the arrangement and recognize it ratably over the period during which the maintenance is to be provided (generally 12 months), which normally commenced on the date the software was delivered.

        We defer online services and technology revenues related to ESDM and generally recognize them ratably over the term of the service arrangement. Some SubscribeNet services provided to new customers involve implementation or customization activities essential to the functionality of our SubscribeNet services. In those cases, we defer revenue recognition until the services go-live date is reached and recognize the revenue on a ratable basis over the remaining contract term. The go-live date is the date on which the essential functionality has been delivered or on which the website through which the service is provided enters the production environment, or the point at which no additional customization is required, whichever is later. We typically rely on a negative confirmation from the customer to indicate acceptance of the implementation of the service. If customers were to subsequently indicate that services have not been completed, this could have a material adverse impact on our financial condition and results of operations.

        When we sell additional professional services related to the original SubscribeNet agreement, we defer revenue recognition until the services go-live date is reached in the same manner as the overall SubscribeNet services noted above. This revenue is recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the delivery of the additional services. Estimated customer life requires that we periodically estimate the projected life of our existing customers, based on historical information, such as customer renewal rates. Since revenues generated from additional professional services represent less than 6% of our overall revenues for the year ended February 29, 2004, any change to our estimated customer life is unlikely to have a material adverse impact on our financial condition or results of operations.

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

        Revenue from transactions through authorized resellers has been recognized when the licenses and maintenance have been resold or utilized by the reseller or when our related obligations have been satisfied. These transactions primarily related to Asset Management software licenses and maintenance resold. During the year ended February 28, 2003, we sold our Asset Management software business to Computer Associates International, Inc., as discussed in Note 11 to our "Notes to Consolidated Financial Statement" in Item 8 below. We base vendor specific objective evidence of fair value for the maintenance element of the proprietary software arrangements on historical and contractual renewal rates for maintenance. We defer the maintenance revenue at the outset of the arrangement and recognize it ratably over the period during which the maintenance is to be provided (generally 12 months), which normally commences on the date the software is delivered.

        As mentioned above, a determination that the collection of fees is probable is a precursor to recognizing revenue. Determination of collectability of payments requires judgment on the part of management and includes periodically evaluating customers' credit (see "Allowance for doubtful accounts" below).

Prepaid Licenses, Services and Costs of Deferred Revenue

        As part of our earlier business of reselling third-party software, we purchased prepaid licenses for resale. These costs are recognized over the same term as the associated revenue from licenses resold. We wrote down those prepaid licenses for estimated obsolescence in an amount equal to the difference between the cost of the prepaid licenses and the estimated recoverable value based on assumptions about future demand, market conditions and our rights to return the licenses. If actual future demand or market conditions had been less favorable than those we projected, additional prepaid license write-downs may have been required. As of July 1, 2001, we generally ceased reselling third party software licenses, though we still resell licenses for third party products complementary to our SubscribeNet service (see "Revenue recognition" above). During the year ended February 29, 2004, we recorded zero prepaid license write-downs. At February 29, 2004, we had approximately $0.1 million in prepaid licenses, which represents the cost of resold third-party licenses sold prior to July 1, 2001.

        In addition, we capitalize deferred costs of revenues related to significant implementation and professional services contracts associated with our SubscribeNet services. These costs are recognized over the same term as the associated revenue from those contracts (see Revenue Recognition above). Any change in our revenue recognition estimates could result in corresponding changes to our recognition of costs of deferred revenues. At February 29, 2004, we had approximately $0.2 million in capitalized costs of deferred revenues.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses from our inability to collect required payments from our customers. When evaluating the adequacy of this allowance, we analyze specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment history. There is no assurance that we will not need to record increases to our allowance balances in the future. We have many accounts receivable balances and one large unbilled receivable balance, and any dispute, early contract termination or other collection issues could have a material adverse impact on our financial condition and result of operations. At February 29, 2004, our unbilled receivable balance was $0.5 million. There are no allowances for doubtful accounts related to our unbilled accounts receivable balance. This balance relates to our Software Spectrum agreement (see Revenue Recognition above). This estimate involves management's judgment, which takes into account their prior payment history, current credit-worthiness and overall business condition. Changes in the above factors could have a material impact on actual bad debts incurred.

Goodwill and Intangibles

        As discussed in Note 1 of our "Notes to Consolidated Financial Statements" in Item 8 below, we are required to regularly review all of our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill balances were reviewed for impairment at least once annually. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review for intangible and long-lived assets is necessary based upon the existence of one or more of the above indicators of impairment, we compare the book value of such assets to the future undiscounted cash flows attributable to those assets. If the book value is greater than the future undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. When we determine an impairment review of goodwill is necessary based on an impairment indicator or based on our annual testing requirements, we compare the fair value of the reporting unit to the carrying value of the reporting unit. If the carrying value of the reporting unit is greater than the fair value of the reporting unit, an impairment may be necessary. Significant judgment is required in the development of projected cash flows for these purposes, including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. During fiscal year 2003, our remaining goodwill and intangibles were included in our calculation of the gain on sale of our Asset Management software business, as discussed in Note 11 of our "Notes to Consolidated Financial Statements" in Item 8 below.

Income Taxes

        In conjunction with preparing our financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Given that we have incurred losses since inception and therefore have not been required to pay income taxes, we have fully reserved our deferred tax assets at February 29, 2004. In the event that we are able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period that this is determined.

Results of Operations

Total Revenue

        The following table sets forth the revenue, changes in revenue and percentage of total revenue for the periods indicated (in thousands):

	For the Years Ended
	February 29, 2004			February 28, 2003			February 28, 2002
	Total	Change ($)	% of Revenue	Total	Change ($)	% of Revenue	Total	% of Revenue
Revenues:
Software product sales	$362	$(2,260)	3%	$2,622	$(34,179)	19%	$36,801	69%
Online services and technology	6,768	(104)	63%	6,872	(7,143)	49%	14,015	26%
Alliance and reimbursement	3,311	(960)	30%	4,271	1,650	30%	2,621	5%
Related party online services and technology	466	189	4%	277	277	2%	—	0%

Total revenues	$10,907	$(3,135)	100%	$14,042	$(39,395)	100%	$53,437	100%

        Revenues for combined online services and technology and related party online service and technology revenue for the year ended February 29, 2004, increased slightly from the prior year. This increase was primarily due to increased SubscribeNet revenues from existing customers of approximately $1.6 million. These increases were partially offset by the decrease in revenue from our services agreement with Sun Microsystems, Inc. of $1.4 million for the year ended February 29, 2004. As of March 31, 2003, Sun no longer receives the SubscribeNet service. The portion of our services agreement with Sun related to our electronic fulfillment of initial Sun software license sales will remain in effect through June 2004; however, the fees payable by Sun for our fulfillment services were reduced substantially effective March 1, 2003. The decrease in combined online services and technology revenue for the year ended February 28, 2003 as compared to the year ended February 28, 2002, is primarily due to our sale of our Asset Management software business in May 2002, which resulted in a reduction of approximately $4.7 million in combined online services and technology revenue. We expect our combined online services and technology revenue and related party online services and technology revenue in our first quarter of fiscal year 2005 to be slightly higher than those in our fiscal quarter ended February 29, 2004. The previous sentence is a forward looking statement and actual results could differ materially from those anticipated.

        Alliance and reimbursement revenue primarily relates to our alliance agreement with Software Spectrum for sales of Sun software licenses and maintenance. This revenue consists of a percentage of the gross profit derived from the sales of Sun software licenses and maintenance services, and reimbursement for the costs of maintaining a sales team dedicated to selling Sun software for Software Spectrum. The decrease in alliance and reimbursement revenue for the year ended February 29, 2004, was primarily due to a reduction of the shared gross profit derived from the sales of Sun software licenses and maintenance services of $0.7 million. The increase in alliance and reimbursement revenue for the year ended February 28, 2003 is primarily due to fact that our agreement with Software Spectrum did not go into effect until June 2001, approximately four months into our fiscal year ended February 28, 2002. We expect our alliance and reimbursement revenues in our first quarter of fiscal year 2005 to be lower than those in our three months ended February 29, 2004 due to seasonality and forecasted reduced demand for Sun products. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

        The decline in software product revenue and the majority of the decline in total revenue for the years ended February 29, 2004 and February 28, 2003, was due to our transition out of the business of reselling third-party software products and related maintenance. We expect our third-party product revenue to continue to decrease as a result of this transition. However, we may recognize future revenues from products and services complementary to our SubscribeNet service, which originate with other companies and are sold to customers through us as part of a comprehensive ESDM business solution. The previous two sentences are forward-looking statements and actual results could differ materially from those anticipated.

Costs and Expenses

        The following table sets forth certain items from our consolidated statements of operations as a percentage of total revenue for the periods indicated:

	For the Years Ended
	February 29, 2004	February 28, 2003	February 28, 2002
Gross margin	59%	55%	36%

Operating expenses:
Sales and marketing	24%	39%	24%
Product development	25%	44%	19%
General and administrative	31%	21%	13%
Amortization of intangibles	0%	7%	11%
Amortization of goodwill	0%	0%	4%
Restructuring	0%	9%	4%
Impairment of assets	0%	6%	0%
Loss on abandonment of assets	0%	1%	13%

Total operating expenses	80%	127%	88%

Cost of Revenues

        Total cost of revenues decreased to $4.5 million for the year ended February 29, 2004, from $6.4 million for the year ended February 28, 2003, and $34.3 million for the year ended February 28, 2002. The decreases in cost of revenues are primarily due to the phasing out of our third-party software reseller business, which resulted in decreases of $1.7 million and $27.3 million in cost of revenues for the years ended February 29, 2004 and February 28, 2003.

        Our gross margin increased to 59% for the year ended February 29, 2004, from 55% for the year ended February 28, 2003, and 36% for the year ended February 28, 2002. The gross margin increases primarily reflect our focus on the sale of our own services and technology, which generate higher margins than third-party products we resold.

        Cost of revenues primarily consists of certain allocated costs related to our purchase of bandwidth services to support software delivery through our SubscribeNet service and data center services to support our SubscribeNet service, equipment and other infrastructure that we purchase and maintain to support our sales and support teams, and customer support and the costs associated with maintaining our sales team dedicated to selling Sun software for which Software Spectrum reimburses us. Cost of revenues also consists of professional services personnel costs and the cost of third-party products sold. We generally purchased such third-party products at a discount to the third-party's established list prices according to standard reseller terms. We expect our overall cost of revenues and gross profit margin percentage to increase over our fiscal year 2004 levels. However, the actual mix of sales transactions and the timing of the transactions may cause our cost of revenues and gross profit margins to fluctuate materially from those anticipated.

Sales and Marketing Expenses

        For the year ended February 29, 2004, sales and marketing expenses were $2.6 million or 24% of revenue, a decrease from $5.4 million or 39% of revenue for the year ended February 28, 2003, and $12.6 million or 24% of revenue for the year ended February 28, 2002.

        Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, promotional materials and trade show expenses.

        The decrease in the dollar amount and percentage of revenue of our sales and marketing expenses for the year ended February 29, 2004 compared to the year ended February 28, 2003, is primarily due to our restructuring efforts in connection with the sale of our Asset Management software business in May 2002, which reduced expenditures on salaries and marketing, and eliminated rent on closed offices for a total of approximately $1.8 million in reduced expenses. The decrease is also attributable to reduced stock-based employee compensation expense of $0.5 million.

        The decrease in the dollar amount of our sales and marketing expenses for the year ended February 28, 2003 compared to the year ended February 28, 2002, is also due to our restructuring efforts and the sale of our Asset Management software business in May 2002, which reduced expenditures on salaries and marketing, and eliminated rent on closed offices for a total of approximately $6.0 million in reduced expenses.

        We plan to increase our expenditures on sales and marketing in fiscal year 2005 over those in fiscal year 2004, both in dollar amounts and as a percentage of revenue. We plan to continue to market and sell our services, and may market and sell proprietary software licenses, directly to customers using our existing sales force. We also plan to continue to develop additional business relationships to sell our services to a broader customer base. The previous three sentences are forward-looking statements and actual results could differ materially from those anticipated.

Product Development Expenses

        For the year ended February 29, 2004, product development expenses were $2.7 million or 25% of revenue, a decrease from $6.2 million or 44% of revenue for the year ended February 28, 2003, and $10.1 million or 19% of revenue for the year ended February 28, 2002.

        Product development expenses primarily consist of personnel, consulting, software and related maintenance, equipment depreciation expenses and allocated overhead costs. Costs related to research, design and development of products and services have been charged to product development expense as incurred.

        The decrease in the dollar amount and percentage of revenue of our product development expenses for the year ended February 29, 2004, compared to those for the year ended February 28, 2003, is primarily due to our restructuring efforts in connection with the sale of our Asset Management software business in May 2002, which eliminated expenditures on salaries and consulting fees for Asset Management software development personnel of $0.4 million, reduced software and related maintenance and equipment depreciation expenses through the disposal or retirement of software and equipment of $1.7 million, and reduced stock-based employee compensation expense of $0.3 million.

        The decrease in the dollar amount of our product development expenses for the year ended February 28, 2003 compared to the year ended February 28, 2002, was primarily due to reductions in payroll and related expenses of $2.1 million, a significant portion of which related to our restructuring efforts and the sale of our Asset Management software business in May 2002. The decrease was also due to a decrease in software and related maintenance and equipment depreciation expense of $1.1 million.

        We anticipate continuing to invest in additional functionality for our SubscribeNet service and underlying proprietary software. However, we expect those investments to fluctuate over time, and expect our product development expenses to fluctuate accordingly. We expect total product development expenditures to be lower in fiscal year 2005 than in fiscal year 2004, both in dollar amounts and as a percentage of revenue. We cannot give assurance that our product development efforts will result in new or improved products, features or functionality or that the market will accept the improvements to existing or new products, features or functionality developed.

General and Administrative Expenses

        For the year ended February 29, 2004, general and administrative expenses were $3.4 million or 31% of revenue, an increase from $3.0 million or 21% of revenue for the year ended February 28, 2003, and a decrease from $6.9 million or 13% of revenue for the year ended February 28, 2002.

        General and administrative expenses consist primarily of compensation for administrative and executive personnel, fees for professional services, uncollectible accounts and certain allocated overhead costs.

        A significant part of the increase in our general and administrative expenses for the year ended February 29, 2004, is the reduction in recovery of accounts previously written off, as compared to our higher recovery of such accounts during the year ended February 28, 2003. During our 2001 fiscal year, we wrote off accounts that were deemed to be uncollectible at that time. However, we continued to pursue collection efforts and ultimately succeeded in recovering amounts from that time period. During the year ended February 28, 2003, we recovered approximately $1.3 million more than in the year ended February 29, 2004. These recoveries were partially offset by reductions in payroll related expenses of $0.4 million and external personnel costs and state administrative fees of $0.4 million.

        The decrease in our general and administrative expenses for the year ended February 28, 2003 compared to the year ended February 28, 2002, is primarily due to increased recoveries of accounts previously written off (as described in the preceding paragraph) of approximately $1.4 million during the year ended February 28, 2003. In addition, we recognized decreases in payroll related expenses of approximately $1.6 million.

        We expect total expenditures in fiscal year 2005 to approximate fiscal year 2004 levels. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

August 2001 Restructuring and Loss on Abandonment of Assets

        On August 8, 2001, we announced a strategic reorganization. We recorded a charge of $8.6 million relating to this restructuring and the loss on abandonment of assets during the quarter ended August 31, 2001.

        The loss on abandonment of assets included the write off of approximately $6.4 million of property and equipment and certain intangibles relating to our 1999 acquisition of BitSource, Inc., as we abandoned the related technology. The write off consisted of the following components: $2.7 million for property and equipment, $0.5 million for trademarks, $0.5 million for goodwill, and $2.7 million for existing technology.

        The property and equipment written off included assets taken out of service, as they were deemed unnecessary due to our workforce reductions. These assets were subsequently disposed of or sold. Included in this write off were furniture and fixtures that were written down to a net realizable value of approximately $55,000.

        The restructuring consisted of approximately $262,000 for severance and benefits relating to the involuntary termination of 66 employees, all of whom were based in North America. We reduced our workforce to 120 employees from 186 at the end of July 2001. Of the 66 terminated employees, 25 were in Sales and Marketing, 26 were in Product Development and 15 were in General and Administrative. We also consolidated our two San Francisco Bay Area offices into one. We accrued lease and related costs of approximately $1.9 million principally pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities in the San Francisco Bay Area that were vacated due to the workforce reduction. We also recognized an additional $27,000 relating to other restructuring expenses.

        Due to changes in management's estimates relating to our strategic reorganization on August 8, 2001, we recognized additional expenses of approximately $478,000 during the three months ended November 30, 2001. This additional charge principally related to the acquisition of the title to assets held under a capital lease. In connection with our restructuring efforts we recorded a charge of approximately $120,000 relating to the fair value of an option issued to a consultant on September 5, 2001, for services performed in conjunction with exiting our excess lease space. We issued a fully-vested and immediately exercisable option to purchase 110,000 shares of our common stock at an exercise price of $0.01 per share. The term of the option is ten years. The following assumptions were used to value the option under the Black-Scholes option pricing model: term of 10 years; fair value of the stock price on the grant date of $1.09; option exercise price of $0.01 per share; volatility of 159%; and a zero dividend yield.

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

May 2002 Restructuring and Sale of Asset Management Software Business

        In May 2002, we sold substantially all of the assets related to our Asset Management software business to Computer Associates International, Inc. for approximately $9.5 million in cash. In connection with this sale, our July 2001 agreement with Computer Associates for its resale of our Argis suite of software products was terminated. In addition, as part of that asset sale, we assigned to Computer Associates our May 2001 agreement with Corporate Software (now Software Spectrum) for its resale of our Argis suite of software products. Because of the asset sale, Software Spectrum has the right to terminate that agreement. If it does so, all of the shares subject to the warrant that we issued to Software Spectrum in May 2001 will immediately become exercisable. We recorded the fair value of the warrant as prepaid distribution costs and were recognizing it as a reduction of revenue over the lesser of a ratable charge over the 24-month term of the agreement with Software Spectrum or the period it took Software Spectrum to generate revenue to Intraware of $1.6 million from Software Spectrum's resale of our asset management software. As a result of the asset sale, we recorded the remaining unamortized prepaid distribution costs of $936,000 as a reduction to revenue during the year ended February 28, 2003.

        We recorded the total proceeds from the sale of $9.5 million, less the book value of transferred equipment, intangible assets, goodwill, deferred revenue, and transaction costs, based on their respective carrying values at the sale date, as a gain on sale of assets in the year ended February 28, 2003.

        We determined the calculation of the gain on the sale as follows (in thousands):

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

        We accrued for lease and related costs of approximately $983,000, principally pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our workforce reductions. We also recognized $63,000 relating to other restructuring expenses. Due to changes in management's estimates relating to the restructuring during the three months ended August 31, 2002, we recognized an additional expense of $106,000 pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our workforce reductions. In addition, we did not incur projected severance and benefits of $106,000 and reduced the reserve accordingly. During the three months ended February 28, 2003, we agreed with the landlord to terminate our Pittsburgh, Pennsylvania lease and realized a savings of approximately $152,000 that would otherwise have been payable as rent under the lease.

        In our December 2000 restructuring, we closed our Fremont, California office and assigned our lease to a new tenant while acting as guarantor for that tenant. In May 2002, the new tenant defaulted on its lease. During the three months ended November 30, 2002, we made a cash payment of approximately $214,000 to terminate this lease.

        The following table sets forth an analysis of the components of the restructuring and impairment of assets charges recorded in the first quarter of fiscal year 2003 and subsequent adjustments and payments made against the reserve (in thousands):

	Severance and benefits	Excess lease and related costs	Impairment of assets	Other costs	Total
May 23, 2002 restructuring	$345	$983	$403	$63	$1,794

Total	345	983	403	63	1,794
Cash paid	—	(89)	—	—	(89)
Non-cash charges	—	(18)	(403)	(63)	(484)

Reserve balance at May 31, 2002	345	876	—	—	1,221
Cash paid	(239)	(119)	—	—	(358)
Provision adjustment	(106)	106	—	—	—

Reserve balance at August 31, 2002	—	863	—	—	863
Cash paid	—	(294)	—	—	(294)

Reserve balance at November 30, 2002	—	569	—	—	569
Cash paid	—	(356)	—	—	(356)
Non-cash charges	—	(51)	—	—	(51)
Provision adjustment	—	(152)	—	—	(152)

Reserve balance at February 28, 2003	—	10	—	—	10

Cash paid	—	(10)	—	—	(10)

Reserve balance at February 29, 2004	$—	$—	$—	$—	$—

        As of February 29, 2004, we have settled all liabilities associated with our May 2002 restructuring and the sale of our Asset Management software business, subject to the ongoing indemnification obligation discussed in Note 5 to our "Notes to Consolidated Financial Statements" in Item 8 below.

Amortization of Intangibles and Goodwill

        For the year ended February 29, 2004, amortization of intangibles and goodwill was zero, a decrease from $1.1 million for the year ended February 28, 2003, and $8.5 million for the year ended February 28, 2002.

        Amortization of intangibles and goodwill related to our acquisitions of BitSource, Inc. in October 1999 and Janus Technologies, Inc. in July 2000. On March 1, 2002, we ceased amortization of our goodwill balance of $7.0 million. Subsequently, in May 2002, as part of our Asset Management software business sale to Computer Associates, we included our remaining intangible assets and goodwill in the determination of the gain on sale.

Interest Expense

        For the year ended February 29, 2004, interest expense was $0.2 million, a decrease from $2.7 million for both the years ended February 28, 2003 and 2002.

        Interest expense relates to obligations under capital leases, notes payable and borrowings under a bank line. The decrease in interest expense from February 28, 2003 and 2002 is primarily the result of accrued interest and accretion to redemption value related to our $7.0 million in notes payable, which were fully converted or paid off in the first quarter of fiscal year 2003.

Interest and Other Income and Expenses, Net

        For the year ended February 29, 2004, interest and other income and expenses, net was a $96,000 credit, a decrease from a $544,000 credit for the year ended February 28, 2003, and an increase from a net charge of $3.8 million for the year ended February 28, 2002.

        Interest and other income and expenses, net primarily relates to interest earned on our investment balances and warrants recorded as liabilities adjusted to fair value. The increase in interest and other income and expenses, net for the year ended February 29, 2004, is primarily due to the fact that we did not incur any credits to adjust any warrants to fair value. The increase in interest and other income and expenses, net for the year ended February 28, 2003, is primarily the result of the decrease in the charges recorded to adjust the warrants we issued in connection with our August 31 and September 20, 2001, debt issuances, and our May 24, 2002, common stock financing to fair value. All warrants have been reclassified to permanent equity and will no longer be adjusted to fair value.

Income Taxes

        From inception through February 29, 2004, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of February 29, 2004, we had approximately $129 million of federal and $59 million of state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts between 2004 and 2025. Because of cumulative ownership changes, federal loss carryforwards totaling approximately $90 million and state loss carryforwards totaling approximately $39 million are subject to limitation. At February 29, 2004, $39 million and $20 million of federal and state net operating losses, respectively, are available, without limitation to offset future taxable income. Should there be a change of ownership in the future, the available net operating losses may be further limited. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, we have recorded a 100% valuation allowance. (See Note 4 of "Notes to the consolidated financial statements".)

Liquidity and Capital Resources

        The following table presents our liquidity position at the end of our fiscal years 2004 and 2003 (in thousands):

	For the years ended
	February 29, 2004	February 28, 2003
Cash and cash equivalents	$11,804	$6,841
Working capital	$8,575	$2,642
Net cash used in operating activities	$(1,441)	$(5,199)
Net cash provided by (used in) investing activities	$(575)	$8,953
Net cash provided by financing activities	$6,979	$108

        We significantly improved our cash used in operations in fiscal year 2004 by reducing operating expenditures. However, we still used $1.4 million in cash to support our operations in our fiscal year 2004. This cash came from our existing cash and cash equivalents, and from our issuance of common stock in a private placement in September 2003. Due in large part to this financing, we ended the year with $11.8 million in cash, as compared to $6.8 million at the end of the prior year. We expect to continue to improve our cash used in operations by increasing our billings to customers as more subscribers are added to our ESDM service. We plan to use part of those expected increased cash receipts in additional sales and marketing expenditures to expand our market reach. Our ability to improve our uses of cash and generate positive cash flows in future periods will largely depend on our ability to increase the number of customers of our SubscribeNet service while increasing existing subscriptions through strong contract renewals. It is also important for us to maintain our current level of sales through our Software Spectrum sales alliance, and continue to control our operational and customer support costs in the coming year.

        Our net cash used in operations was $1.4 million for the year ended February 29, 2004, down from $5.2 million net cash used in operations in the year ended February 28, 2003. This decrease was primarily due to approximately $1.9 million in reductions in payroll-related expenditures and $1.1 million in reduced restructuring cash payments (see "May 2002 Restructuring and Sale of Asset Management Software Business" above). Our net cash used in operating activities primarily resulted from our net loss for the year. The majority of our operating costs continue to relate to employee payroll and related expenditures.

        Our net cash provided by financing activities was $7.0 million for the year ended February 29, 2004. Most of this amount came from a private placement of common stock we completed in September 2003. In that financing, we issued 4.0 million shares of common stock at a price of $1.55 per share for gross proceeds of $6.2 million. Part of that $7.0 million amount also came from our issuance of about 1.3 million shares of common stock pursuant to stock option exercises for proceeds of approximately $1.3 million.

        In August 2003, we entered into an agreement with a bank under which we issued a note payable for proceeds of approximately $2.0 million and obtained access to a $500,000 line of credit. The note payable bears an annual interest rate of the greater of 1% in excess of the bank's prime rate (4.00% at February 29, 2004) or 5.25%. We used the proceeds from the note payable to settle our remaining liability under a capital lease bearing an interest rate of approximately 12%. This refinancing enabled us to significantly reduce our monthly capital financing and interest expenditures. The line of credit allows us to draw, through August 2004, for equipment purchases at the same interest rate that applies to the note payable.

        Under the agreement for the note payable and line of credit, all borrowings are collateralized by a senior security interest in substantially all of our assets. The agreement also requires us to comply with financial covenants, with which we complied as of February 29, 2004. The agreement further restricts us from incurring or assuming additional indebtedness outside of this note payable and line of credit, excluding trade payables and certain other liabilities incurred in the ordinary course of business.

        During the year ended February 29, 2004, we made $2.4 million in capital lease payments, of which $1.7 million was for our settlement of the capital lease described above. As of February 29, 2004, we had extinguished all of our capital lease liabilities, and our only capital financing arrangements were the note payable and line of credit described above.

        Our net cash used in investing activities during the year ended February 29, 2004, included $0.6 million for our purchase of fixed assets. We originally paid for these equipment purchases from our cash and cash equivalents, but later drew down $250,000 under the above-mentioned line of credit to finance these purchases. We used these fixed asset purchases primarily to upgrade and expand our SubscribeNet infrastructure and corporate information systems. We expect to continue to use and renew our line of credit to finance additional fixed asset purchases at levels that approximate or are slightly higher than our prior year levels.

        We believe our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to fund our operating activities, capital expenditures and financing arrangements for the foreseeable future. However, if our SubscribeNet business fails to grow significantly or declines from its current level, we could be forced to seek additional capital.

        At February 29, 2004, we did not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        The following table summarizes our debt and lease obligations at February 29, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). This table provides information through our year ending February 28, 2007, as we do not have any debt or lease obligations beyond that point.

	Payments due by period
	2005	2006	2007	Total
Bank notes payable	$1,126	$722	$65	$1,913	(a)
Operating leases	560	284	—	844	(b)

	$1,686	$1,006	$65	$2,757

(a)
This amount includes approximately $89,000 in interest.

(b)
This amount excludes approximately $281,000, $569,000, $579,000, $597,000, and $300,000 per year for the periods of 2006 through 2010, which would become due and payable if we do not exercise our right to exit our operating lease for our Orinda office. In addition, this amount excludes potential sublease receipts.

        As of February 29, 2004, our Series A redeemable convertible preferred stock entitled its holders to a liquidation preference of $1.0 million in the event of Intraware's liquidation.

Recent Accounting Pronouncements

        In November 2002, EITF reached a consensus on issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21") on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on our results of operations or our financial position.

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE"), an Interpretation of ARB No. 51" ("FIN 46") and in December 2003, issued a revised interpretation ("FIN 46-R"). FIN No. 46, as revised, requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46-R in the first quarter of our fiscal year 2005. The adoption of FIN 46-R is not expected to have a significant effect on our financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 apply to the first interim period beginning after June 15,

2003. While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS No. 150 when finalized is not expected to have a material impact on our financial position, results of operations or cash flows.

        In December 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104, "Revenue Recognition," ("SAB 104") which superseded SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not materially affect our revenue recognition policies, or our results of operations, financial position or cash flows.

        In April 2004, the EITF issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of a company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. We are currently evaluating the effect of adopting EITF 03-06.

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

Revenues to us under our Sales and Marketing Services arrangement with Software Spectrum are likely to decline over the long term. Also, any termination of our relationship with Software Spectrum in the near term, without an adequate replacement, would cause a substantial decrease in our revenues.

        Under our June 2001 agreement with Software Spectrum, we provide Sales and Marketing Services to Software Spectrum to assist in its resale and marketing of Sun and Websense software licenses and maintenance. Software Spectrum shares with us a portion of its gross profit from resales of Sun and Websense software licenses and maintenance, and reimburses us for a substantial portion of our cost of maintaining a team dedicated to sales and marketing of that software and maintenance. This contract accounted for substantially all of our Alliance and reimbursement revenues, a significant portion of our Online services and technology revenues, and more than 10% of our total revenues in our 2004 fiscal year (see Note 2 of our "Notes to Consolidated Financial Statements" in Item 8 below). However, in recent years, sales and market share of the Sun software product lines that we resell with Software Spectrum have generally declined. If this trend continues, revenues to us under this contract are likely to decrease over the long term. In addition, the term of this agreement will expire in June 2004 and is renewable for subsequent one-year terms. It is possible that Software Spectrum will choose not to renew this agreement at any of those points. It is also possible that Sun and/or Websense will choose to stop permitting Software Spectrum to resell their software. Any non-renewal of our agreement with Software Spectrum, or termination of Software Spectrum's rights to resell Sun software, would likely cause a substantial and immediate decrease in our revenues.

The loss of one or more of our key customers or partners could cause our revenue growth to slow or cause our revenues to decline.

        A substantial amount of the revenues from our SubscribeNet service come from a relatively small number of companies. These include software providers to whom we provide our SubscribeNet service, as well as Software Spectrum, to whom we provide both our SubscribeNet service and Sales and Marketing Services. Our contracts with most of these companies are subject to renewal or cancellation annually. If any of these companies elected to cancel their agreements with us, our revenue growth would likely slow or our revenues might decline.

        In April 2004, Zomax and Intraware terminated our August 2002 strategic alliance agreement, under which Zomax paid us an aggregate of $1.3 million in annual SubscribeNet license fees over two years. We replaced that agreement with a new reseller agreement under which Zomax does not pay us annual license fees, but rather pays us for services as they are provided.

We have a history of losses and negative cash flow, and we have yet to achieve sustained profitability or positive cash flow. We plan to increase spending on sales and marketing, which could limit or prevent any near-term improvement in our net income and cash flow.

        We have incurred significant losses since we were formed in 1996, and have yet to achieve sustained profitability or positive cash flow. As of February 29, 2004, we had an accumulated deficit of approximately $155 million. Also, with the exception of our quarter ended November 30, 2002, we have not achieved positive cash flow since our formation in 1996. Our operating history, combined with our plans to increase investments in sales and marketing programs, make it difficult to evaluate whether or when we will be able to achieve sustained profitability or positive cash flow in the future.

        To help us achieve our long-term revenue and profit goals, we plan to increase our spending on sales and marketing activities and programs. We believe these investments will contribute to improved financial performance over the longer term. However, in the near term this increase in our costs may limit our gross profit margins and limit or prevent any improvement in our net income and cash flows.

Competition from other electronic software delivery service providers, and potential customers' development of their own electronic software delivery systems, could limit our revenue growth and reduce our gross margins.

        The market for selling electronic software delivery services is highly competitive. We believe we compete effectively because of the technology, performance, features, functionality, and open architecture of our SubscribeNet service, as well as its pricing and demonstrated return on investment. However, some of our competitors have longer operating histories, greater financial, technical, marketing and other resources, broader product and service offerings, better name recognition, and a larger installed base of customers than we do. Some of our competitors also have well-established relationships with our potential customers and with third-party information technology or consulting firms that help market our competitors' services. We expect competition to intensify as current competitors expand and improve their service offerings and new competitors enter the market. Mergers and consolidation in the information technology industry may also increase competition by enlarging our competitors and their product and service offerings, and/or by reducing the pool of potential customers. In addition, our current and potential customers are primarily information technology companies with strong software development expertise. When considering their alternatives for implementing an electronic software delivery and management system, these companies sometimes elect to develop such systems in-house. While we believe our competitive position is strong against both external competitors and in-house development, we have at times experienced reduced prices, reduced gross margins and lost sales as a result of such competitive factors. It is possible that such competition will intensify and thereby limit the growth of our revenues and gross margins.

Our operating results may fluctuate in future periods, which may adversely affect our stock price.

        Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. In addition to the other risk factors described in this section, those factors include:

  •
  Fluctuations in demand for the Sun software we resell jointly with Software Spectrum, for which we recognize revenue based largely on sales during the reported period, unlike our SubscribeNet fees which we generally recognize ratably over the term of our customer agreements;

  •
  Deferral of SubscribeNet revenue recognition due to delays by customers in implementing the SubscribeNet service, new sales involving extensive implementations, or contract modifications adding future deliverables;

  •
  Changes in sales and implementation cycles for our SubscribeNet service;

  •
  The overall trend toward industry consolidation both among our customers and our competitors;

  •
  Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our Consolidated Financial Statements; and

  •
  Changes in accounting rules, such as recording expenses for employee stock option grants.

        As a consequence, operating results for a particular future period are difficult to predict, and therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition that could adversely affect our stock price.

The technological and functional requirements we must meet to stay competitive are subject to rapid change. If we are unable to quickly adapt to these changes and meet the demands of our current and potential customers, we will likely lose sales and market share and our revenue growth will be limited.

        We market primarily to software providers, who generally demand that a service like ours meet high technological and functional standards. To remain competitive in this market and meet the demands of current and prospective customers, we must continually adapt and upgrade our technology and functionality. If we do not respond quickly enough to changing industry standards or the demands of customers and potential customers, we will likely lose sales and market share to competitors and our growth prospects will be limited. In addition, we could incur substantial costs to modify our services or infrastructure in order to adapt to changing standards and demands. If we incur such costs but our sales fail to increase commensurately, our goals of sustained profitability and positive operating cash flow will become more difficult to achieve.

Viruses and potential security breaches may hinder acceptance of Internet-based electronic software delivery and management, which could in turn limit our revenue growth.

        Use of the Internet for business purposes poses several risks that could inhibit acceptance by information technology professionals of Web-based electronic software delivery and management. The proliferation of software viruses is a key risk. Any well-publicized transmission of a computer virus by us or another company using electronic software delivery could deter information technology professionals from using and deter software providers from outsourcing electronic software delivery, thereby adversely affecting our business. Our SubscribeNet service enables our customers to upload their software products directly onto our systems for downloading by their end-users. Our systems automatically scan our customers' software products for known computer viruses on an ongoing basis while they are on our systems. However, it is possible that, in spite of those periodic virus scans, our system could transmit the virus to one or more end-users. Any such virus transmission could result in disputes, litigation and negative publicity that could adversely affect our business.

        Concerns over the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of our SubscribeNet service. We believe the security precautions we employ to protect our customers' and their end-users' confidential files and information are effective. However, extremely sophisticated means have been used to breach the security of other companies and governmental agencies. If we experience a security breach that affects one or more of our customers or their end-users, our business and results of operations could be harmed. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of security in our industry could deter information technology professionals from using and deter software providers from outsourcing electronic software delivery, thereby adversely affecting our business.

We may raise additional capital to fund acquisitions, product development or general operations. Any such capital financing would dilute our shareholders' investments.

        We may raise additional capital in the future through private or public offerings of stock, or through other means. The purposes of any such financing would be to increase our cash reserves for potential use in acquiring other businesses, product development activities, funding our operations and generally strengthening our balance sheet. Any such additional financing would likely dilute the investments of our current shareholders.

Additional government regulations may harm demand for our services and increase our costs of doing business.

        Our business has benefited from the tax laws of states in which purchases of software licenses are not taxable if the software is received only electronically. Some states currently experiencing revenue shortfalls are considering whether to change their laws to broaden the taxability of transactions executed over the Internet. Any new imposition of taxes on sales of software licenses, where the software is received electronically, could substantially harm demand for our services and thereby materially adversely affect our business, operating results and financial condition. We have also benefited from implementing our services in Ireland, which offers tax advantages to software companies distributing their software from Ireland to other European countries. Any regulatory change in Ireland or elsewhere that diminishes those advantages could harm our business. Other changes in government regulations, in areas such as privacy and export compliance, could also require us to implement changes in our services or operations that increase our cost of doing business and thereby negatively affect our financial performance.

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

If our export compliance system fails to prevent unauthorized exports of our customers' software, we could be sanctioned by the U.S. government.

        Through our SubscribeNet service we globally distribute software containing high encryption and other features restricted by U.S. laws and regulations from exportation to certain countries, types of recipients, and specific end-users. Our SubscribeNet solution incorporates automated procedures to help ensure that the software we deliver electronically is not downloaded in violation of U.S. export laws and regulations. However, these procedures may not prevent unauthorized exports of restricted software in every case. If an unauthorized export of software occurs through the SubscribeNet service and the U.S. government determines that we violated the U.S. export laws or regulations, we could be sanctioned under those laws or regulations. Sanctions include fines, suspension or revocation of export privileges, and imprisonment.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        At the end of fiscal year 2004, we had cash and cash equivalents of $11.8 million. We have not used derivative financial instruments in our investment portfolio during fiscal 2004. We place our investments with high quality issuers, by policy, in an effort to limit the amount of credit exposure to any one issue or issuer.

        Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents portfolio. We have not used derivative financial instruments in our cash and cash equivalents portfolio. At February 29, 2004, our cash and cash equivalents portfolio totalled $11.8 million. The effect of changes in interest rates of +/-10% over a six-month horizon would not have a material effect on the fair value of the portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Pricewaterhouse LLP, Independent Auditors

To the Board of Directors and Stockholders
of Intraware, Inc:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Intraware, Inc. and its subsidiaries at February 29, 2004 and February 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, effective March 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

PricewaterhouseCoopers LLP

San Jose, California
April 12, 2004, except for Note 12, which is as of April 30, 2004

INTRAWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for per share amounts)

	February 29, 2004	February 28, 2003
ASSETS
Current assets:
Cash and cash equivalents	$11,804	$6,841
Accounts receivable, net	1,462	1,521
Prepaid licenses, services and cost of deferred revenue	214	329
Other current assets	317	338

Total current assets	13,797	9,029
Cost of deferred revenue, less current portion	43	37
Property and equipment, net	897	1,859
Other assets	33	11

Total assets	$14,770	$10,936

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$1,034	$—
Accounts payable	577	683
Accrued expenses	928	1,189
Deferred revenue	2,035	2,495
Related party deferred revenue	648	525
Capital lease obligations	—	1,495

Total current liabilities	5,222	6,387
Deferred revenue, less current portion	295	183
Related party deferred revenue, less current portion	—	223
Notes payable, less current portion	766	—
Capital lease obligations, less current portion	—	906

Total liabilities	6,283	7,699

Commitments and contingencies (Note 5)
Redeemable convertible preferred stock; $0.0001 par value; 10,000 shares authorized:
Series A; 552 and 1,298 shares issued and outstanding at February 29, 2004 and February 28, 2003, respectively (aggregate liquidation preference of $1,000 and $2,350 at February 29, 2004 and February 28, 2003, respectively).	897	2,109
Series B-1; zero and 49 shares issued and outstanding at February 29, 2004 and February 28, 2003, respectively (aggregate liquidation preference of zero and $486 at February 29, 2004 and February 28, 2003, respectively).	—	364

Total redeemable convertible preferred stock	897	2,473

Stockholders' equity:
Common stock; $0.0001 par value; 250,000 shares authorized ; 59,504 and 52,101 shares issued and outstanding at February 29, 2004 and February 28, 2003, respectively.	6	5
Additional paid-in-capital	162,043	152,870
Unearned stock-based compensation	—	(32)
Accumulated deficit	(154,459)	(152,079)

Total stockholders' equity	7,590	764

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$14,770	$10,936

The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)

	For the Years Ended
	February 29, 2004	February 28, 2003	February 28, 2002
Revenues:
Software product sales	$362	$2,622	$36,801
Online services and technology	6,768	6,872	14,015
Alliance and reimbursement	3,311	4,271	2,621
Related party online services and technology	466	277	—

Total revenues	10,907	14,042	53,437

Cost of revenues:
Software product sales	307	1,972	29,304
Online services and technology	2,339	2,385	3,752
Alliance and reimbursement	1,814	2,023	1,210

Total cost of revenues	4,460	6,380	34,266

Gross profit	6,447	7,662	19,171

Operating expenses:
Sales and marketing	2,616	5,430	12,647
Product development	2,733	6,184	10,119
General and administrative	3,368	3,017	6,898
Amortization of intangibles	—	1,085	6,125
Amortization of goodwill	—	—	2,397
Restructuring	—	1,239	2,356
Impairment of assets	—	792	—
Loss on abandonment of assets	—	128	6,735

Total operating expenses	8,717	17,875	47,277

Loss from operations	(2,270)	(10,213)	(28,106)
Interest expense	(206)	(2,650)	(2,728)
Interest income	72	96	139
Other income and expenses, net	24	448	(3,983)
Gain on sale of Asset Management software business	—	2,656	—

Net loss	(2,380)	(9,663)	(34,678)
Deemed dividend due to beneficial conversion feature of preferred stock	—	—	(2,696)

Net loss attributable to common stockholders	$(2,380)	$(9,663)	$(37,374)

Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.20)	$(1.18)

Weighted average shares—basic and diluted	55,910	47,722	31,690

The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
			Additional Paid-In Capital	Unearned Stock-Based Compensation	Accumulated Deficit	Stockholders' Equity	Comprehensive Loss
	Shares	Amount
Balance at February 28, 2001	28,375	$3	$130,625	$(4,462)	$(107,738)	$18,428
Exercise of stock options, net of repurchased common stock	39	—	41	—	—	41
Issuance of common stock for employee stock purchase program	302	—	253	—	—	253
Deferred stock-based compensation for forfeited options	—	—	(386)	386	—	—
Issuance of preferred stock with warrants, net of issuance costs of $380	—	—	524	—	—	524
Beneficial conversion feature on preferred stock	—	—	2,696	—	—	2,696
Deemed dividend relating to beneficial conversion feature on preferred stock	—	—	(2,696)	—	—	(2,696)
Issuance of warrants in connection with reseller arrangement	—	—	1,588	—	—	1,588
Amortization of unearned stock-based compensation	—	—	—	2,555	—	2,555
Options and warrants issued below fair value for services	—	—	226	—	—	226
Conversion of preferred stock into common stock	4,318	—	4,015	—	—	4,015
Options issued below fair value	—	—	97	(97)	—	—
Exercise of common stock warrants	7,413	1	7,157	—	—	7,158
Net loss	—	—	—	—	(34,678)	(34,678)	$(34,678)
Other comprehensive loss							—

Total comprehensive loss							$(34,678)

Balance at February 28, 2002	40,447	4	144,140	(1,618)	(142,416)	110
Exercise of stock options and warrants, net of repurchase of unvested common stock	399	—	389	—	—	389
Issuance of common stock for employee stock purchase program	214	—	139	—	—	139
Deferred stock-based compensation for forfeited options	—	—	(544)	544	—	—
Issuance of common stock with warrants, net of issuance costs of $727	8,738	1	5,840	—	—	5,841
Conversion of notes payable to common stock, net of issuance costs of $210	1,300	—	1,078	—	—	1,078
Reclassification of warrants to equity	—	—	891	—	—	891
Amortization of unearned stock-based compensation	—	—	—	1,042	—	1,042
Conversion of preferred stock into common stock	1,003	—	874	—	—	874
Options issued for services	—	—	63	—	—	63
Net loss	—	—	—	—	(9,663)	(9,663)	$(9,663)
Other comprehensive loss							—

Total comprehensive loss							$(9,663)

Balance at February 28, 2003	52,101	5	152,870	(32)	(152,079)	764
Exercise of stock options	1,317	—	1,309	—	—	1,309
Issuance of common stock for employee stock purchase program	183	—	125	—	—	125
Issuance of common stock, net of issuance costs of $89	4,000	1	6,111	—	—	6,112
Amortization of unearned stock-based compensation	—	—	—	28	—	28
Deferred stock-based compensation for options forfeited	—	—	(4)	4	—	—
Issuance of warrant to purchase common stock in connection with note payable	—	—	46	—	—	46
Conversion of preferred stock and warrants into common stock	1,903	—	1,586	—	—	1,586
Net loss	—	—	—	—	(2,380)	(2,380)	$(2,380)
Other comprehensive loss							—

Total comprehensive loss							$(2,380)

Balance at February 29, 2004	59,504	$6	$162,043	$—	$(154,459)	$7,590

The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except for per share amounts)

	For the Years Ended
	February 29, 2004	February 28, 2003	February 28, 2002
Cash flows from operating activities:
Net loss	$(2,380)	$(9,663)	$(34,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,580	3,830	5,590
Amortization of goodwill and intangibles	—	1,085	8,524
Amortization of unearned compensation	28	1,042	2,555
Provision for (recovery of) doubtful accounts	(73)	28	(498)
Gain on sale of fixed assets	—	(1)	—
Gain on sale of Asset Management software business	—	(2,656)	—
Warrants adjustment to fair value	—	(460)	3,974
Amortization of discount on note payable	22	1,845	1,717
Impairment of assets	—	792	—
Loss on abandonment of assets	—	128	6,735
Amortization of warrant charge offset against revenue	—	936	652
Options to purchase common stock issued for services	—	63	226
Changes in assets and liabilities:
Accounts receivable	132	1,168	7,481
Prepaid licenses, services and cost of deferred revenue	109	2,679	19,807
Other assets	(1)	1,595	2,158
Accounts payable	(149)	(5,247)	(9,430)
Accrued expenses	(261)	(466)	(2,868)
Deferred revenue	(348)	(1,897)	(22,348)
Related party deferred revenue	(100)	—	—

Net cash used in operating activities	(1,441)	(5,199)	(10,403)

Cash flows from investing activities:
Purchase of property and equipment	(575)	(554)	(235)
Restricted cash	—	—	1,739
Proceeds from sale of Asset Management software business	—	9,500	—
Proceeds from sale of fixed assets	—	7	265

Net cash provided by (used in) investment activities	(575)	8,953	1,769

Cash flows from financing activities:
Repayments of bank borrowings	—	—	(3,261)
Proceeds from notes and warrants, net of issuance costs	2,237	—	6,399
Proceeds from preferred stock and warrants, net of issuance costs	—	—	3,220
Principal payments on notes payable	(413)	(5,700)	—
Proceeds from common stock and warrants, net of issuance costs	7,556	7,404	296
Principal payments on capital lease obligations	(2,401)	(1,596)	(2,087)

Net cash provided by financing activities	6,979	108	4,567

Net increase (decrease) in cash and cash equivalents	4,963	3,862	(4,067)
Cash and cash equivalents at beginning of the year	6,841	2,979	7,046

Cash and cash equivalents at end of the year	$11,804	$6,841	$2,979

Supplemental disclosure of cash flow information:
Cash paid for interest	$177	$501	$699
Supplemental non-cash activity:
Property and equipment leases	—	16	366
Common stock issued for preferred stock conversion and warrant exercises	1,575	874	11,172
Reclassification of warrants to equity	—	891	—
Notes payable converted to common stock and warrants	—	1,078	—
Purchases of property and equipment in accounts payable	43	—	—
Issuance of warrants to purchase common stock	46	—	—

The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Overview

        We were incorporated in Delaware on August 14, 1996. We are a leading provider of ESDM solutions. Our ESDM solutions help software publishers reduce operational and support costs, increase customer satisfaction and retention, accelerate and strengthen the software revenue recognition processes, and comply with U.S. export regulations. We also offer complementary products and services, including enterprise software sales and marketing, and global web-based content caching and delivery.

        We have incurred losses and negative cash flows during each fiscal year since inception. For the year ended February 29, 2004, we narrowed our net losses to approximately $2.4 million and negative cash flows from operations to approximately $1.4 million. In September 2003, we raised $6.2 million in new capital (see Note 7). Despite these improvements, we continued to experience recurring losses and negative cash flows from operations for the year ended February 29, 2004. Our cash balances may decline further although we believe that the effects of our capital financing, strategic actions implemented to improve revenue, and cost controls will be adequate to generate sufficient cash resources to fund our future operations. Failure to generate sufficient revenues or control spending could adversely affect our ability to achieve our business objectives.

Principles of consolidation

        These consolidated financial statements include our accounts and those of our wholly owned subsidiaries Intraware Canada, Inc. and Intraware Europe Limited. Intraware Canada, Inc. was dissolved effective March 5, 2003. We have eliminated all significant inter-company balances and transactions.

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

Cash, cash equivalents and short-term investments

        We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

        We consider all investments with remaining maturities at the balance sheet date of less than one year to be short-term marketable securities and all investments with maturities greater than one year to be long term marketable securities. These investments are carried at fair market value and are classified as "available-for-sale." Changes in fair market value are recorded as a component of other comprehensive income until realized. Realized gains and losses are determined based on the specific identification method and are reflected in other income and unrealized gains and losses are reflected on the statement of stockholders' equity as other comprehensive income/loss.

        As of February 29, 2004 and February 28, 2003, we did not have any short-term or long-term investments.

Concentration of credit risk

        Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. Deposits in these financial institutions may exceed the amount of insurance, if any, provided on such deposits. Our accounts receivable are derived from revenue earned from customers located primarily in the United States of America. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon our historical experience and the expected collectability of all accounts receivable. For the years ended February 29, 2004 and February 28, 2003 and 2002, we provided for an increase/(decrease) in allowance for doubtful accounts of approximately $9,000, ($53,000), ($1,348,000), respectively, and wrote-off accounts receivable against the allowance for doubtful accounts of approximately $1,000, $80,000, and $850,000, respectively.

        For the year ended February 29, 2004, transactions with Software Spectrum, Inc. accounted for approximately 41% of our total revenues. For the year ended February 28, 2003, two customers, Software Spectrum, Inc. and Sun Microsystems, Inc., accounted for approximately 33% and 18% of our total revenues, respectively. For the year ended February 28, 2002, transactions with Xerox Corporation accounted for approximately 13% of our total revenues. For the years ended February 29, 2004, February 28, 2003 and 2002, no other customers accounted for more than 10% of the our total revenues. At February 29, 2004, two customers, Software Spectrum, Inc. and Progress Software Corporation, accounted for 39% and 15% of our accounts receivable balance, respectively. At February 28, 2003, three customers, Software Spectrum, Inc., Sun Microsystems, Inc. and E.piphany Inc., accounted for 38%, 16% and 11% of our accounts receivable balance, respectively.

Fair value of financial instruments

        Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and bank borrowings are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The reported amounts of borrowings approximate fair value due to the market value interest rate that these debts bear.

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

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and other Intangible Assets," goodwill amortization was discontinued as of March 1, 2002, and $1.2 million of intangibles relating to assembled workforce was subsumed into goodwill. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with the reporting unit's carrying amount, including goodwill. If the carrying amount of our reporting units exceeds the reporting unit's fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of our reporting unit's goodwill with the carrying amount of that goodwill. We completed our first phase impairment analysis during the quarter ended May 31, 2002, and found no instances of impairment. There were no goodwill or intangibles recorded at February 29, 2004 and February 28, 2003, due to the inclusion of the remaining goodwill balance in the determination of the gain on sale of our Asset Management software business during the quarter ended May 31, 2002 (see Note 11). Previous period amortization of assembled workforce has been reclassified to the amortization of goodwill line item in the consolidated statements of operations for all periods presented.

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

        Summarized below are the effects on our net loss and net loss per share data if we had followed the amortization provisions of SFAS No. 142 (in thousands, except per share amounts):

For the Year Ended February 28, 2002
Reported net loss attributable to common stockholders	$(37,374)
Addback: Goodwill amortization	2,397

Adjusted net loss	$(34,977)

For the Year Ended February 28, 2002
Basic and diluted net loss per share:
Reported net loss per share attributable to common stockholders	$(1.18)
Addback: Goodwill amortization	0.08

Adjusted net loss per share attributable to common stockholders	$(1.10)

Long-lived assets

        We account for impairments of tangible long-lived assets in accordance with the provisions of Statement on Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." As of February 28, 2002, we assessed the impairment of identifiable tangible and intangible long-lived assets and related goodwill in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." We also assessed the impairment of enterprise level goodwill periodically in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Since February 28, 2002, no such changes in circumstances have occurred. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we compare the book value of such assets to the future undiscounted cash flows attributed to those assets. If the book value is greater than the future undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

Revenue recognition

        We derive online services and technology revenues primarily from ESDM services (our SubscribeNet service), from professional services, and from the sale of proprietary software licenses and related maintenance. In the past, the proprietary software licenses we sold were primarily licenses to use our asset management software; however, we may recognize future revenues from any sale of licenses for our proprietary software underlying our SubscribeNet service and related maintenance.

        We derive alliance and reimbursement revenue from our alliance agreement with Software Spectrum, Inc. ("Software Spectrum") (see Note 2). This revenue consists of a percentage of the gross profit derived from the sales of Sun ONE software licenses and maintenance services, and reimbursement for the costs of maintaining a sales team dedicated to selling Sun ONE software for Software Spectrum. This revenue is recognized as we provide the services to Software Spectrum. The reimbursement revenue is recognized in accordance with Emerging Issues Task Force ("EITF") No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which generally requires that a company recognize as revenue travel expenses and other reimbursable expenses billed to customers.

        We derive software product revenues from resold licenses and maintenance for multiple business software product lines.

        We defer online services and technology revenues related to ESDM, and generally recognize them ratably over the term of the service arrangement. Some SubscribeNet services provided to new customers involve significant implementation or customization essential to the functionality of our SubscribeNet services. In those cases, we defer revenue recognition until the services go-live date is reached and recognize the revenue on a ratable basis over the remaining contract term. The go-live date is the date on which the essential functionality has been delivered or on which the website through which the service is provided enters the production environment, or the point at which no additional customization is required, whichever is later. When we sell additional professional services related to the original SubscribeNet agreement, revenue is recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the delivery of the additional services. The revenue is included in online services and technology.

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

Prepaid licenses, services and cost of deferred revenue

        Prepaid licenses, services and cost of deferred revenue consist primarily of capitalized costs associated with the implementation of our SubscribeNet service sites for our customers and capitalized costs associated with professional services. Prepaid licenses, services and cost of deferred revenue also include orders for software licenses and subscription services in advance of resale and are expensed when the related revenue is recognized. In addition to these orders, cost of deferred revenue consists of third-party maintenance that has been deferred and recognized over the service period (generally 12 months).

Capitalized software

        During fiscal year 2000, we adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs for the development of internal use software should be capitalized, including the costs of coding, software configuration, upgrades and enhancements. Product development costs include costs incurred by us to develop, enhance and manage our website and online services. Capitalized costs of computer software developed or obtained for internal use for the years ended February 29, 2004 and February 28, 2003, were approximately $37,000 and $27,000, respectively. Previously capitalized costs of computer software developed or obtained for internal use are amortized over three years. At February 29, 2004 and February 28, 2003, the unamortized balance for costs of computer software obtained or developed for internal use was $0.1 million and $0.5 million, respectively. For the years ended February 29, 2004 and February 28, 2003 and 2002, accumulated amortization for costs of computer software developed or obtained for internal use was approximately $3.3 million, $4.3 million, and $2.3 million, respectively. For the years ended February 29, 2004 and February 28, 2003 and 2002, amortization expense for costs of computer software developed or obtained for internal use was approximately $0.5 million, $1.7 million, and $2.3 million, respectively.

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

Advertising expense

        We utilize online seminars known as webinars, print and online advertising, trade shows, direct mail, online promotions and regional marketing development to expand product and brand awareness in the information technology professional community. All advertising costs are expensed as incurred. Advertising costs amounted to approximately $188,000 for the year ended February 29, 2004, $357,000 for the year ended February 28, 2003, and $590,000 for the year ended February 28, 2002.

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

	For the year ended,
	February 29, 2004	February 28, 2003	February 28, 2002
Net loss attributable to common stockholders as reported	$(2,380)	$(9,663)	$(37,374)
Add: unearned stock-based compensation expense included in reported net loss	28	1,042	2,555
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(3,588)	(4,674)	(10,662)

Pro forma	$(5,940)	$(13,295)	$(45,481)

Net loss attributable to common stockholders per share-basic and diluted
As reported	$(0.04)	$(0.20)	$(1.18)

Pro forma	$(0.11)	$(0.28)	$(1.44)

        We calculated the fair value and value of each option grant on the date of grant during the years ended February 29, 2004 and February 28, 2003 and 2002, respectively, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	For the year ended,
	February 29, 2004	February 28, 2003	February 28, 2002
Risk-free interest rates	1.51%-3.37%	2.48%-4.44%	3.53%-4.72%
Expected lives (in years)	4	4	4
Dividend yield	0%	0%	0%
Expected volatility	130%	142%	158%

        We calculated the fair value of the stock issued under the employee stock purchase plan for the years ended February 29, 2004 and February 28, 2003 and 2002, respectively, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	For the year ended,
	February 29, 2004	February 28, 2003	February 28, 2002
Risk-free interest rates	1.01-1.22%	1.64-1.96%	2.20-4.23%
Expected lives (in months)	6	6	6
Dividend yield	0%	0%	0%
Expected volatility	58-102%	120-151%	139-194%

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

Net loss per share

        Basic net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period excluding shares subject to repurchase. If dilutive, the participation right of the redeemable convertible preferred stock is reflected in the calculation of basic income per share using the two class method. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and potential common shares outstanding during the period if the effect is dilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon the conversion of preferred stock.

        The following table sets forth the computation of basic and diluted net loss per share as well as securities that are not included in the diluted net loss per share attributable to common stockholders calculation because to do so would be antidilutive:

	For the Years Ended
	February 29, 2004	February 28, 2003	February 28, 2002
	(in thousands, except per share amounts)
Numerator:
Net loss	$(2,380)	$(9,663)	$(34,678)
Deemed dividend due to beneficial conversion feature of redeemable convertible preferred stock	—	—	(2,696)

Net loss attributable to common stockholders	$(2,380)	$(9,663)	$(37,374)

Denominator:
Weighted average shares	55,910	47,723	31,737
Weighted average unvested common shares subject to repurchase	—	(1)	(47)

Denominator for basic and diluted calculation	55,910	47,722	31,690

Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.20)	$(1.18)

Effect of antidilutive Securities:
Redeemable convertible preferred stock	552	1,886	2,889
Warrants to purchase common stock	2,215	3,556	2,501
Unvested common shares subject to repurchase	—	—	13
Options to purchase common stock	9,340	8,335	9,298

	12,107	13,777	14,701

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

Segment information

        We identify our operating segments based on business activities, management responsibility and geographical location. During the years ended February 29, 2004 and February 28, 2003 and 2002, we operated in a single business segment providing online purchasing and delivery services for business software in the United States of America.

Recent accounting pronouncements

        In November 2002, EITF reached a consensus on issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21") on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our results of operations or our financial position.

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE"), an Interpretation of ARB No. 51" ("FIN 46") and in December 2003, issued a revised interpretation ("FIN 46-R"). FIN No. 46, as revised, requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46-R in the first quarter of our fiscal year 2005. The adoption of FIN 46-R is not expected to have a significant effect on our financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 apply to the first interim period beginning after June 15, 2003. While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS No. 150 when finalized is not expected to have a material impact on our financial position, results of operations or cash flows.

        In December 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104, "Revenue Recognition," ("SAB 104") which superseded SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not materially affect our revenue recognition policies, or our results of operations, financial position or cash flows.

        In April 2004, the EITF issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of a company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. We are currently evaluating the effect of adopting EITF 03-06.

Reclassification

        Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not change previously reported net loss, stockholders' equity or cash flow.

NOTE 2. Alliances

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

        During the years ended February 29, 2004 and February 28, 2003 and 2002, Software Spectrum reimbursed us $3.2 million, $4.2 million, and $2.6 million, respectively, for the salaries of the sales team dedicated to selling Sun ONE software and the gross profit derived from its sales of Sun ONE software licenses and maintenance services (included in alliance and reimbursement revenue). During the years ended February 29, 2004 and February 28, 2003 and 2002, we recorded revenue from SubscribeNet services provided under this contract of $1.3 million, $1.4 million and $1.1 million, respectively (included in online services and technology revenue). An amount of $0.6 million was recorded in accounts receivable as of February 29, 2004 and February 28, 2003, from Software Spectrum.

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

        On August 29, 2003, we amended our strategic alliance agreement with Zomax to: (1) allow Zomax to terminate the agreement as of August 12, 2004, or as of any date thereafter, with or without cause, by delivery of 30 days prior written notice; (2) accelerate the due date of the payment of $0.4 million by Zomax to us, which was the balance of the amount owing for the second year of the agreement; and (3) reduce the minimum license fee for the third year of the agreement, which begins August 12, 2004, from $1.0 million to $0.6 million if Zomax has not terminated the agreement. During the three months ended November 30, 2003, and in accordance with that amendment, we received $0.4 million from Zomax, all of which was recorded as deferred revenue at February 29, 2004, and will be applied to future services.

        Subsequent to February 29, 2004, this agreement was terminated and replaced with a new reseller agreement (see Note 12).

        At February 29, 2004, deferred revenue and accounts receivable balances related to this agreement totaled approximately $0.6 million and zero, respectively. During years ended years ended February 29, 2004 and February 28, 2003, we recognized approximately $0.5 million and $0.3 million of revenue, related to this agreement, respectively.

Services Agreement with Sun Microsystems, Inc.

        In July 1999, we entered into a services agreement with Sun under which we provided the SubscribeNet service and other maintenance services to Sun for business software sold by Sun under the brands "Sun/Netscape Alliance," "iPlanet," and ultimately "Sun ONE." In December 2000, we amended the SubscribeNet services agreement to add a related service whereby we electronically delivered iPlanet software to fulfill initial software licenses purchased by customers directly from Sun (the "fulfillment service"), and also extended the agreement term through June 2003.

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

        In October 2002, Sun and Intraware amended that agreement, making the SubscribeNet service cancelable by either party at the end of any calendar quarter, provided the canceling party gave 30 days' notice. Sun canceled the SubscribeNet service under that agreement effective March 31, 2003. As of March 1, 2003, we amended our agreement with Sun to extend the fulfillment portion of the agreement through June 2004. However, the fees payable by Sun for our fulfillment service have been reduced substantially effective March 1, 2003.

        At February 28, 2002 and 2003 and February 29, 2004, deferred revenue under our agreements with Sun totaled approximately $913,000, $383,000, and $13,000, respectively. During the years ended February 28, 2002 and 2003 and February 29, 2004, we recognized $3.0 million, $2.4 million, and $0.5 million, respectively, of revenue related to these agreements.

Alliances for Resale of Argis Software Licenses and Related Services

Computer Associates International, Inc.

        In July 2001 we signed an agreement with Computer Associates International, Inc., a leading provider of enterprise management software, for Computer Associates' resale of our Asset Management ("Argis") suite of products and maintenance to its customers worldwide. Computer Associates resold the Argis suite as an integrated component of its Unicenter infrastructure management software. Under the agreement, Computer Associates paid us our list fees, less prescribed discount percentages, for the Argis software products and related maintenance services. The term of the agreement would have expired in July 2002 and could have been renewed for subsequent periods. This agreement was terminated in May 2002, when Computer Associates acquired our Argis software business (See Note 11).

Software Spectrum

        In May 2001 we signed an agreement with CorpSoft, Inc. (now Software Spectrum), a leading business software reseller and provider of software asset management solutions, for its resale of our Argis suite of products in North America. Under this agreement, our Argis suite was the exclusive information technology asset management repository solution being sold by Software Spectrum in North America, and Software Spectrum acted as our exclusive reseller of the Argis suite in North America. These exclusivity provisions of the agreement were subject to exceptions (including an exception for the above agreement with Computer Associates), and could terminate completely in certain circumstances. Software Spectrum paid us our list fees, less prescribed discount percentages, for the Argis software products and related maintenance, training and professional services. We recognized the associated revenue based on the criteria described in Note 1. In addition, we agreed to issue to Software Spectrum a fully-vested nonforfeitable warrant to purchase 800,000 shares of our common stock at $1.71 per share, the average closing price of our common stock from May 8, 2001 to May 21, 2001. Of the 800,000 shares subject to the warrant, 200,000 would have become exercisable on November 30, 2001, and 100,000 would have become exercisable on February 28, 2002, had Software Spectrum attained prescribed sales goals for our fiscal quarters ended on those dates. However, Software Spectrum did not attain those goals; therefore, these shares will become exercisable on the earlier of either May 22, 2005 (the fourth anniversary date of the agreement) or any termination of the agreement. Of the remaining 500,000 shares subject to the warrant, 100,000 will become exercisable on a quarterly basis, if Software Spectrum attains its prescribed sales goals. If any of these sales goals are not attained, the relevant shares will become exercisable on the earlier of either May 22, 2005, or any termination of the agreement. The term of the warrant is ten years. The fair value of the warrant was approximately $1.6 million on May 22, 2001, computed using the Black-Scholes option-pricing model. This fair value was recorded as prepaid distribution costs which are included in other assets and were recognized as a reduction of revenue over the lesser of a ratable charge over the 24-month term of the arrangement or the period of time it takes for Software Spectrum to generate $1.6 million in Argis revenue. At February 29, 2004, there was no remaining unamortized portion of these prepaid distribution costs. During the years ended February 29, 2004 and February 28, 2003 and 2002, we recorded the amortization of these prepaid distribution costs as a non-cash offset to revenue of approximately zero, $936,000 and $652,000, respectively. In May 2002 this agreement was assigned to Computer Associates in connection with our sale of our Asset Management software (see Note 11).

NOTE 3. BALANCE SHEET COMPONENTS:

BALANCE SHEET COMPONENTS:

	February 29, 2004	February 28, 2003
	(in thousands)
Accounts receivable, net:
Accounts receivable	$1,498	$1,548
Allowance for doubtful accounts	(36)	(27)

	$1,462	$1,521

Property and equipment, net:
Computer equipment and software	$8,637	$11,916
Furniture and office equipment	974	1,003
Leasehold improvements	55	113

	9,666	13,032
Less: accumulated depreciation and amortization	(8,769)	(11,173)

	$897	$1,859

Accrued expenses:
Accrued compensation and benefits	$553	$523
Customer deposits	27	194
Other	348	472

	$928	$1,189

        Property and equipment includes approximately zero and $4.3 million of computer equipment and software and furniture and office equipment under capital leases at February 29, 2004 and February 28, 2003, respectively. Accumulated amortization of assets under capital leases totaled approximately zero and $3.7 million at February 29, 2004 and February 28, 2003, respectively.

        In July 2002, due to changes in our business and Hewlett-Packard Co.'s announcement that it would shut down its Bluestone Software business, we took some computer software out of service. As a result of this impairment, we wrote off computer software with a net book value of approximately $389,000 during the year ended February 28, 2003.

NOTE 4. INCOME TAXES

        As of February 29, 2004, we had approximately $129 million of federal and $59 million of state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts between 2004 and 2025. Because of cumulative ownership changes, federal loss carryforwards totaling approximately $90 million and state loss carryforwards totaling approximately $39 million are subject to limitation. At February 29, 2004, $39 million and $20 million of federal and state net operating losses, respectively, are available without limitation to offset future taxable income. Should there be a change of ownership in the future, the available net operating losses may be further limited.

        As of February 29, 2004, Intraware had approximately $957,000 and $751,000 of federal and state research and development credit carryforwards, respectively. These federal credits will expire in various years through 2025 if not utilized. The California credits can be carried forward indefinitely.

        Approximately $4.0 million of the valuation allowance relates to stock option deductions that, if recognized, will be recorded as a credit to shareholders' equity.

        Based upon our limited operating history and losses incurred to date, management does not believe the realization of the related deferred tax assets meets the recognition criteria required by generally accepted accounting principles, and accordingly, a full valuation allowance has been recorded to reduce the carrying value of the deferred tax assets to zero. Changes in our valuation allowance for the years ended February 29, 2004 and February 28, 2003 and 2002 were approximately $1,000, $1,000, and $14,000, respectively.

        Net deferred assets are composed of the following (in thousands):

	February 29, 2004	February 28, 2003
Deferred tax assets:
Net operating loss carryforwards	$45,869	$44,994
Fixed asset basis difference	321	376
Research and development credits	1,453	1,440
Accruals and reserves	236	147

Total deferred tax assets	47,879	46,957
Valuation allowance	(47,879)	(46,957)

Total deferred tax assets	$—	$—

        The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for the year summarized below:

	February 29, 2004	February 28, 2003	February 28, 2002
Provision computed at federal statutory rate	-34.00%	-34.00%	-34.00%
State taxes, net of federal benefit	0.00%	0.00%	-4.99%
Amortization of goodwill	0.00%	3.85%	1.80%
Impairment of goodwill	0.00%	26.50%	0.00%
Amortization of deferred compensation	0.40%	3.69%	1.97%
Other	0.87%	-1.39%	-4.62%
Change in valuation allowance	32.73%	1.35%	39.84%

Provision for income taxes	0.00%	0.00%	0.00%

NOTE 5. COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

        We lease our office facilities and certain equipment under noncancelable operating lease agreements, which expire at various dates through our fiscal year ending 2006. The leases require that we pay all costs of maintenance, utilities, insurance and taxes. Rent expense under these leases totaled approximately $0.5 million, $0.9 million, and $1.5 million during the years ended February 29, 2004 and February 28, 2003 and 2002, respectively.

        In addition, we sublease a portion of our facilities in Orinda, California. As a result, we received approximately $60,000 in sublease payments during the year ended February 29, 2004, which has been offset against rent expense.

        In connection with our strategic reorganization in August 2001, as discussed in Note 10, we vacated one of our San Francisco Bay Area offices. In addition, certain of the assets in that location were written down to their net realizable value, during the three months ended August 31, 2001, as a loss on abandonment of assets. During the year ended February 28, 2002, we agreed to sell the related furniture and fixtures to the landlord. These assets were financed by capital leases. In order to obtain title to these assets for purposes of the sale to the landlord, we paid cash of approximately $243,000 and renegotiated our capital lease with the leasing company.

        Future minimum payments under all noncancelable debt and operating leases at February 29, 2004, are as follows (in thousands):

Year Ending February 28,	Long-term Debt	Operating Leases	Total
2005	$1,126	$560	$1,686
2006	722	284	1,006
2007	65	—	65

	1,913	844	2,757
Less: amounts representing interest	(89)	—	(89)

Total principal balance	$1,824	$844	$2,668

        The operating leases on the table above do not include approximately $281,000, $569,000, $579,000, $597,000, and $300,000 per year for the periods of 2006 through 2010, which would become due and payable if we do not exercise our right to exit our operating lease for our Orinda office. In addition, the table does not include potential sublease receipts.

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

  •
  Intellectual Property Indemnity to Acquiror of Asset Management Business. In the May 2002 sale of our Asset Management software business to Computer Associates (see Note 11), we agreed to indemnify Computer Associates for damages and costs incurred by it in connection with claims alleging that the software and technology we sold to them infringes the intellectual property rights of third parties. This indemnity will remain in effect until May 2007. Our maximum potential payment under this indemnity is $9.5 million.

  •
  Indemnities to Private Investors. In our private placements of stock, we have made representations and warranties to the investors and placement agents, and have agreed to indemnify them for any damages and costs they incur as a result of our breach of those representations and warranties. We also have signed registration rights agreements with private investors under which we indemnify them for damages they incur as a result of any material misstatements or omissions in our registration statements, and pay penalties in the event we fail to maintain the effectiveness of registration statements. The duration of our indemnities to our investors under the respective stock and warrant purchase agreements ranges from one to two years from the respective closing dates, other than the purchase agreements for our June 2000 warrants and our

    January 2001 Series A Preferred Stock and warrants, which provide for indemnities of unlimited duration. Our indemnities to our investors under the respective registration rights agreements expire upon termination of our registration obligations, which is typically the date the securities may be sold under Rule 144(k) under the Securities Act of 1933. Our potential payments under these indemnities are unlimited.

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

Legal Proceedings

        In October 2001, we were served with a summons and complaint in a purported securities class action lawsuit. On or about April 19, 2002, we were served with an amended complaint in this action, which is now titled In re Intraware, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-9349 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The amended complaint is brought purportedly on behalf of all persons who purchased our common stock from February 25, 1999 (the date of our initial public offering) through December 6, 2000. It names as defendants Intraware, three of our present and former officers and directors, and several investment banking firms that served as underwriters of our initial public offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that the underwriters misused their securities analysts to manipulate the price of our stock. No specific damages are claimed.

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

        In June and July 2003, nearly all of the issuers named as defendants in the In re Initial Public Offering Securities Litigation (collectively, the "issuer-defendants"), including us, approved a tentative settlement proposal that is reflected in a memorandum of understanding. A special committee of our Board of Directors approved the memorandum of understanding in June 2003. The memorandum of understanding is not a legally binding agreement. Further, any final settlement agreement would be subject to a number of conditions, most of which would be outside of the Company's control, including approval by the Court. The underwriter-defendants in the In re Initial Public Offering Securities

Litigation (collectively, the "underwriter-defendants"), including the underwriters of our initial public offering, are not parties to the memorandum of understanding.

        The memorandum of understanding provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants. The ultimate amount, if any, that may be paid on behalf of Intraware will therefore depend on the final terms of the settlement agreement, including the number of issuer-defendants that ultimately approve the final settlement agreement, and the amounts, if any, recovered by the plaintiffs from the underwriter-defendants and other non-settling defendants. In the event that all or substantially all of the issuer-defendants approve the final settlement agreement, the amount we would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs' recovery from the underwriter-defendants and from other non-settling parties. If the plaintiffs recover at least $1 billion from the underwriter-defendants, the Company would have no liability for settlement payments under the proposed terms of the settlement. If the plaintiffs recover less than $1 billion, we believe our insurance will likely cover our share of any payments towards satisfying plaintiffs' $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of February 29, 2004, we have not accrued a liability for this matter.

        We are also subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

NOTE 6. REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

	Preferred Stock
	Shares	Amount
Balance at February 28, 2001	2,873	$4,666
Issuance of Series B-1 Preferred Stock with warrants, net of issuance costs of $380	360	2,696
Beneficial conversion feature on Series B-1 Preferred Stock	—	(2,696)
Deemed dividend relating to beneficial conversion feature on Series B-1 Preferred Stock	—	2,696
Conversion of Series A Preferred Stock into common stock	(1,327)	(2,153)
Conversion of Series B-1 Preferred Stock into common stock	(248)	(1,862)

Balance at February 28, 2002	1,658	3,347
Conversion of Series A Preferred Stock into common stock	(248)	(404)
Conversion of Series B-1 Preferred Stock into common stock	(63)	(470)

Balance at February 28, 2003	1,347	2,473
Conversion of Series A Preferred Stock into common stock	(746)	(1,212)
Conversion of Series B-1 Preferred Stock into common stock	(49)	(364)

Balance at February 29, 2004	552	$897

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

        In January 2001, we redeemed all of the outstanding Preferred Stock in exchange for our payment of $7.5 million in cash, our issuance of 750,000 shares of our common stock (market value of $2.06 per share on the day immediately preceding the redemption date), and an adjustment of the exercise price of the warrants from $12.68 to $2.03, which was the closing bid price of our common stock on the day immediately preceding the redemption date. Since then, the exercise price of those warrants has been reduced to $1.41 as a result of an anti-dilution feature of the warrants, which was triggered by our subsequent issuances of preferred stock, common stock and warrants to third parties. The redemption value was $9.6 million and we recorded an accretion charge of $3.4 million representing the difference in the carrying amount of Preferred Stock of $6.2 million and the value of the redemption, as follows (in millions):

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

        As a result of anti-dilution protections relating to the Series B-1 Redeemable Convertible Preferred Stock issuance (see below) on April 2, 2001, our debt financings with warrants (see Note 8) on August 31 and September 20, 2001, our issuance of common stock with warrants on May 24, 2002 (see Note 7), our issuance of common stock on August 12, 2002 (see Note 7), and our issuance of common stock on September 9, 2003 (see Note 7), the common stock warrants were adjusted to be exercisable at a prices of $1.84, $1.58, $1.54, $1.50, $1.43, and $1.41 per share, respectively.

Series A

        On January 16, 2001, we raised $5.2 million in financing through the sale of a new class of Series A Redeemable Convertible Preferred Stock and warrants to investors. Under the terms of this financing, we issued an aggregate of 2,872,922 shares of Redeemable Convertible Preferred Stock at a per share price of $1.81 and warrants to purchase 287,284 shares of common stock at an exercise price of $1.99, or 110% of the purchase price of the Redeemable Convertible Preferred Stock. The warrants expire four years from the issuance date. The purchase price for the Redeemable Convertible Preferred Stock was the average closing price of our common stock during the ten trading-day period ending January 11, 2001, plus a 15% premium. Each share of Redeemable Convertible Preferred Stock is convertible into one share of common stock at the election of the holder and entitles the holder to a liquidation preference equal to the amount of the original investment, in the event of liquidation, winding-up or our dissolution. The Redeemable Convertible Preferred Stock does not have a dividend; however, the stockholders do participate in dividends declared to common stockholders. No common dividends have been declared during the years ended February 29, 2004 and February 28, 2003 and 2002. The Redeemable Convertible Preferred Stock is not subject to adjustments to the conversion ratio, except for proportional adjustments in the event of a split or combination of the common stock. The holders of the Series A Redeemable Convertible Preferred Stock vote together as a single class with each share of Series A Redeemable Convertible Preferred Stock having the number of votes equal to the number of shares of common stock into which the Series A Redeemable Convertible Preferred Stock could be converted. Proceeds from this financing were allocated based on relative fair values of the Preferred Stock and warrants issued. During fiscal year 2001 we recognized a deemed dividend of $4.7 million that increased our net loss attributable to common stockholders. This charge was calculated based on the difference between the accounting conversion price of the Preferred Stock and the fair market value of our common stock on the commitment date.

        During the year ended February 29, 2004, approximately 746,000 shares of our Series A Redeemable Convertible Preferred Stock were converted into 746,000 shares of common stock. At February 29, 2004, approximately 552,000 shares of Series A Redeemable Convertible Preferred Stock remained outstanding.

Series B-1

        On April 2, 2001, we entered into an agreement to sell a new class of Series B Preferred Stock and warrants to institutional and individual investors. Under the terms of this financing, we issued an aggregate of 360,000 shares of Preferred Stock for aggregate gross proceeds of $3.6 million and net proceeds of $3.2 million, after fees and expenses. We also issued warrants to purchase 720,000 shares of our common stock with an exercise price of $1.125 per share, which was the closing bid price of our common stock on the trading day prior to the closing of the financing. The warrants expire seven years from the issuance date. Each share of Preferred Stock was convertible into ten shares of common stock at the election of the holder and entitled the holder to a liquidation preference equal to the amount of the original investment, in the event of a liquidation, winding-up or our dissolution. The Preferred Stock carried anti-dilution protection requiring a full adjustment of the conversion price to any lower price at which we sold stock to investors during the three months following the closing, and carried a weighted-average adjustment of the conversion price based on any sale of stock by us to investors during the subsequent nine-month period. The Preferred Stock did not carry a dividend, however the stockholders do participate in dividends declared to Common stockholders. No dividends have been declared during the years ended February 29, 2004 and February 28, 2003 and 2002. The new class of Series B Preferred Stock entitled the holders to elect a member of our Board of Directors. The holders of the Series B Redeemable Convertible Preferred Stock vote together as a single class with each share of Series B Redeemable Convertible Preferred Stock having the number of votes equal to the number of shares of common stock into which the Series B Redeemable Convertible Preferred Stock could be converted.

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

        In connection with the debt financing that we completed on September 20, 2001, all of the Series B Preferred Stock was exchanged for a new class of Series B-1 Preferred Stock, and the Series B Preferred Stock was eliminated as a class. The new Series B-1 Preferred Stock carries substantially the same rights, privileges and preferences as the eliminated Series B Preferred Stock. The exchange was affected primarily to enable us to issue debt as part of the debt financing that we closed on August 31, 2001 and September 20, 2001 (see Note 8). The terms of the Series B Preferred Stock prohibited us from issuing debt, but the terms of the Series B-1 Preferred Stock permit us to issue debt with the consent of the holders of a majority of the Series B-1 Preferred Stock.

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

        During the year ended February 29, 2004, approximately 49,000 shares of our Series B-1 Redeemable Convertible Preferred Stock were converted into approximately 600,000 shares of common stock. At February 29, 2004, there were no shares of the Series B-1 Redeemable Convertible Preferred Stock outstanding.

NOTE 7. COMMON STOCK

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

        During the year ended February 29, 2004, warrants for approximately 200,000 shares associated with our May 24, 2002 private placement were exercised for common stock.

        The May 24, 2002, common stock financing resulted in anti-dilution adjustments to the warrants issued in connection with our issuance of redeemable convertible preferred stock on June 30, 2000. The exercise price of the warrants issued in connection with our preferred stock on June 30, 2000, was adjusted from $1.54 to $1.50.

        On August 12, 2002, we completed a private placement of common stock to Zomax Incorporated. Under the terms of the financing, we issued an aggregate of approximately 6.1 million shares of common stock for aggregate gross proceeds of approximately $5.0 million. As part of this transaction, we incurred approximately $89,000 in legal, accounting and other costs. Concurrent with that agreement, we entered into a strategic alliance agreement with Zomax (see Note 2). As of February 29, 2004, Zomax held approximately 10% of our outstanding common stock.

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

        On September 9, 2003, we completed a private placement of common stock to investment funds and accounts managed by Apex Capital, LLC. Under the terms of the financing, we issued 4.0 million shares of common stock at a price of $1.55 per share for gross proceeds of $6.2 million. This purchase price represents approximately a 24% discount from the closing price of our common stock on September 9, 2003. As part of this transaction, we incurred and expect to incur approximately $89,000 in legal, accounting, and other costs. Including shares previously acquired on the open market, as of September 9, 2003, investment funds and accounts managed by Apex Capital, LLC held approximately 9% of our outstanding common stock.

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

        As of February 29, 2004 and February 28, 2003, there were no shares of outstanding common stock subject to repurchase, at our election in the event of voluntary or involuntary termination of employment of the employees holding the stock.

NOTE 8. NOTES PAYABLE

Investor Notes Payable

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

        Michael Falk, who was a member of our Board of Directors from April 2001 until May 9, 2002, was Chairman and Chief Executive Officer of Commonwealth Associates Group Holdings, L.L.C. Commonwealth Associates Group Holdings, L.L.C. wholly owned Commonwealth Management, L.L.C., the general partner of Commonwealth Associates, L.P.

        Commonwealth Associates Group Holdings, L.L.C. wholly owned ComVest Management, LLC, which was the general partner of ComVest Venture Partners, L.P. Michael Falk was a manager of ComVest Management, L.L.C. ComVest Venture Partners purchased 250,000 shares of our common stock and a warrant for 50,000 shares of our common stock for $250,000 in our May 2002 financing.

        We allocated the proceeds from the August 31, 2001 financing based on the relative fair values of the promissory notes and warrants issued. The warrants were classified as a liability as they contain registration rights, which are assumed to be outside our control. Warrants classified as liabilities were adjusted to their fair value each accounting period.

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

        The promissory notes and warrants were issued in a private placement without registration under the Securities Act of 1933 and could not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In issuing the securities, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, based in part upon the limited number of institutional type investors and their representations in the purchase agreements. We agreed to file with the SEC a registration statement for the resale of the common stock issuable upon exercise of the warrants, and if the notes are ultimately converted into or exchanged for equity, any common stock issuable as a result of such conversion or exchange. On May 31, 2002, we filed a registration statement which was declared effective by the SEC on June 14, 2002.

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

        In May 2002, following the asset sale and private placement described in Notes 7 and 11, we repaid $5.7 million of the $7.0 million principal amount of the promissory notes that we had issued in August and September 2001. As part of this repayment, we were required to accrete the portion of carrying amount of the promissory notes relating to the repayment to its full value. This resulted in a charge of approximately $973,000, which is included in interest and other income and expenses. The remaining $1.3 million in principal amount of those promissory notes was effectively converted into the private placement of common stock and warrants described in Note 7.

Bank Notes Payable and Equipment Line

        In August 2003, we issued a note payable to a bank for proceeds of approximately $2.0 million. The note bears an annual interest rate of the greater of 1% in excess of the bank's prime rate (4.00% at February 29, 2004) or 5.25%. The interest rate on the note payable at February 29, 2004, was 5.25%. The note payable is payable in fixed monthly principal installments plus interest through September 2005. In connection with the note payable, we issued a warrant to purchase 41,730 shares of our common stock at an exercise price of $1.19 per share. The warrant was immediately exercisable and expires in August 2010. We allocated the proceeds from the note payable based on the relative fair value of the note payable and the warrant issued. We estimated the fair value of such warrant at approximately $46,000, using the Black-Scholes valuation model with the following assumptions: expected volatility of 136%, risk-free interest rate of 4.01%, expected life of seven years and no dividends. The value of the warrant was recorded as a debt discount and is being amortized as interest expense using the effective interest method over the life of the note payable. For the year ended

February 29, 2004, interest expense related to such warrant amounted to approximately $22,000. The unamortized balance is presented as a discount against the principal balance of the note payable outstanding. At February 29, 2004, the warrant had not been exercised.

        In August 2003, we also entered into a line of credit with the same bank. The line of credit bears annual interest at the greater of the bank's prime rate plus 1% or 5.25%. The agreement provides for borrowings of up to $500,000 through August 2004 and is limited to equipment purchases. As of February 29, 2004, we had borrowed approximately $254,000 under this agreement and the interest rate at that date was 5.25%. Monthly payments of interest only are payable through August 2004, after which fixed monthly principal installments plus interest will be made through August 2006.

        All of this debt is collateralized by a senior security interest in substantially all of our assets. We are also required to maintain compliance with some financial covenants for which we were in compliance at February 29, 2004.

        Scheduled maturities of debt at February 29, 2004 are as follows (in thousands):

Years ending:
February 28, 2005	$1,055
February 28, 2006	705
February 28, 2007	64

$1,824

NOTE 9. EMPLOYEE BENEFIT PLANS

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

1996 Stock Option Plan

        In October 1996, we adopted the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the granting of stock options to our employees and consultants. Options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (that is, options intended to qualify as incentive stock options under the Internal Revenue Code, or "ISOs") may be granted only to our employees (including directors who are also employees). Nonstatutory stock options (that is, options not intended to qualify as incentive stock options under the Internal Revenue Code, or "NSOs") may be granted to our employees and consultants. At February 29, 2004, we had reserved approximately 2.8 million shares of common stock for issuance under the 1996 Plan. The shares reserved are subject to annual increases equal to the lesser of (a) 3,000,000 shares, (b) 6% of the outstanding shares on such date, or (c) a lesser amount determined by the Board.

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

1998 Director Option Plan

        In December 1998, we adopted the 1998 Director Option Plan (the "Director Plan"), which became effective in February 1999. The Director Plan provides for the granting of stock options to Board members who are not employees of Intraware. We have reserved approximately 250,000 shares of common stock for issuance under the Director Plan at February 29, 2004. The option grants under the Director Plan are automatic and nondiscretionary, and the exercise price of the options must be 100% of the fair market value of the common stock on the date of grant. We determine fair market value by the closing price of the common stock on the Nasdaq exchange on the grant date. Each eligible Board member is granted an option to purchase 15,000 shares ("First Option") on the date such person first becomes a director. Immediately following each annual meeting of stockholders, each eligible Board member is automatically granted an additional option to purchase 7,500 shares ("Subsequent Option") if such director has served continuously as a member of the Board for at least the preceding six months. The Director Plan provides that the options shall be exercisable over a period not to exceed ten years from the date of the grant; however, the options terminate 3 months following the date the director ceases to be a member of the Board (12 months if the director ceased to be a Board member because of death or disability). First Options vest as to 12.5% of the shares 6 months after the grant date and as to remaining shares in equal installments over the next 42 months provided the optionee continues as a member of the Board. Subsequent Options vest as to 25% of the shares 6 months after the grant date and as to the remaining shares in equal installments over the next 18 months.

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

Employee Stock Purchase Plan

        In December 1998, the Board adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan"), which became effective February 1999. The Purchase Plan reserves 600,000 shares of common stock for issuance thereunder. On each March 1 beginning in 2000, the aggregate number of shares reserved for issuance under the Purchase Plan is increased automatically to the lesser of 400,000 shares, 1% of the outstanding shares on such date, or a lesser amount determined by the Board of Directors. Employees generally are eligible to participate in the Purchase Plan if they are customarily employed by us for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase Plan) 5% stockholders. Under the Purchase Plan, eligible employees select a rate of payroll deduction up to 15% of their W-2 cash compensation subject to certain maximum purchase limitations. Each offering period has a maximum duration of two years and consists of four six-month purchase periods. Depending on the effective date, the first purchase period is approximately six months long. Offering Periods and purchase periods thereafter begin on April 15 and October 15. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the last day of that purchase period. During the years ended February 29, 2004 and February 28, 2003 and 2002, approximately 183,000, 214,000, and 302,000 shares of common stock were issued under this plan. At February 29, 2004, approximately 549,000 shares were available for issuance under this plan.

Selected Information Regarding all Stock Option Plans

        The following table summarizes all stock option activity (in thousands, except per share amounts):

		Options Outstanding
	Options Available For Grant	Number of Options	Weighted Average Exercise Price
Balance at February 28, 2001	1,372	7,633	$8.18
Shares authorized	1,716	—	—
Options granted below fair value	(1,310)	1,310	0.51
Options granted at fair value	(3,222)	3,222	0.92
Options exercised	—	(66)	0.63
Options canceled	2,801	(2,801)	8.79

Balance at February 28, 2002	1,357	9,298	7.84
Shares authorized	2,427	—	—
Plan shares expired	(2,172)	—	—
Options granted at fair value	(2,603)	2,603	0.83
Options exercised	—	(199)	0.60
Options canceled	3,367	(3,367)	6.21

Balance at February 28, 2003	2,376	8,335	2.57
Shares authorized	3,000	—	—
Plan shares expired	(49)	—	—
Options granted at fair value	(3,760)	3,760	1.37
Options exercised	—	(1,317)	0.99
Options canceled	1,438	(1,438)	3.20

Balance at February 29, 2004	3,005	9,340	2.21

        The weighted average fair value of options that were granted for the years ended February 29, 2004 and February 28, 2003 and 2002, was $1.37, $0.83, and $0.88, respectively.

        At February 29, 2004 and February 28, 2003 and 2002, approximately 4.2 million, 3.5 million, and 2.7 million options were exercisable at a weighted average exercise price per share of $3.33, $2.57, and $7.84, respectively.

        The following table summarizes the information about all stock options outstanding and exercisable as of February 29, 2004 (in thousands, except per share amounts and years):

	Options Outstanding at February 29, 2004
				Options Vested and Exercisable at February 29, 2004
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.01-0.66	1,067	7.51	$0.51	861	$0.48
0.77-0.77	1,701	8.44	0.77	553	0.77
0.80-1.02	1,711	7.97	0.89	913	0.90
1.05-1.16	1,973	9.47	1.16	251	1.15
1.17-4.97	2,207	7.84	1.96	998	1.80
5.50-73.00	681	5.98	15.59	644	16.03

	9,340	8.14	2.21	4,220	3.33

        As of February 29, 2004, we have six change of control severance agreements with certain executives and employees. The agreements provide that if we experience a change of control, and any of such executive officers is involuntarily terminated without cause within twelve months following the change of control or the announcement of such change of control, we will provide to the executive officer one year of additional vesting of unvested stock options in addition to any vesting acceleration provided under our 1996 Stock Option Plan.

        These agreements were modifications to the terms of the original grants, and create a new measurement date for the shares affected. Any additional compensation charge will be taken when and if the officers achieve a benefit from the change (i.e., if a change in control or termination occurs). Under these agreements, approximately 1.3 million shares were modified, resulting in a contingent additional maximum compensation charge of approximately $5,000 at February 29, 2004. The recognition of the compensation charge, if any, depends on whether the employee ultimately retains an option award that would have been otherwise forfeited under the option or award's original vesting terms.

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

Unearned stock-based compensation

        In connection with certain stock option grants during the years ended February 28, 1999 and 1998, we recognized unearned stock-based compensation totaling $12.1 million and $1.3 million, respectively, which was amortized over the four-year vesting periods of the related options. In connection with our acquisition of Janus Technologies, Inc. during the year ended February 28, 2001, we recognized unearned compensation totaling $1.5 million, which was being amortized over the vesting periods of the related options. Amortization expense related to all stock-based compensation recognized during the years ended February 29, 2004 and February 28, 2003 and 2002, totaled approximately $28,000, $1.0 million, and $2.6 million, respectively.

NOTE 10. RESTRUCTURING

        On August 8, 2001, we announced a strategic reorganization. We recorded a charge of $8.6 million relating to this restructuring and the loss on abandonment of assets during the quarter ended August 31, 2001.

        The loss on abandonment of assets included the write off of approximately $6.4 million of property and equipment and certain intangibles relating to the BitSource, Inc. acquisition, as we have abandoned the related technology. The write off consisted of the following components: $2.7 million for property and equipment, $0.5 million for trademarks, $0.5 million for goodwill, and $2.7 million for existing technology.

        The property and equipment written off included assets taken out of service, as they were deemed unnecessary due to the reductions in work force. These assets were subsequently disposed of or sold. Included in this write off were certain furniture and fixtures that were written down to a net realizable value of approximately $55,000.

        The restructuring consisted of approximately $262,000 for severance and benefits relating to the involuntary termination of 66 employees, all of whom were based in North America. We reduced our workforce to 120 employees from 186 at the end of July. Of the 66 terminated employees, 25 were in Sales and Marketing, 26 were in Product Development and 15 were in General and Administrative. We also consolidated our two San Francisco Bay Area offices into one. We accrued lease and related costs of approximately $1.9 million principally pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities in the San Francisco Bay Area that were vacated due to the reduction in work force. We also recognized an additional $27,000 relating to other restructuring expenses.

        Due to changes in management's estimates relating to our strategic reorganization on August 8, 2001, we recognized additional expenses of approximately $478,000 during the three months ended November 30, 2001. This additional charge principally related to the acquisition of the title to assets held under a capital lease (see Note 5). In connection with our restructuring efforts, we recorded a charge of approximately $120,000 relating to the Black-Scholes fair value of an option issued to a consultant on September 5, 2001, for services performed in conjunction with exiting our excess lease space. We issued a fully-vested and immediately exercisable option to purchase 110,000 shares of our common stock at an exercise price of $0.01 per share. The term of the option is ten years. The following assumptions were used to value the option under the Black-Scholes model: term of 10 years; fair value of the stock price on the grant date of $1.09; option exercise price of $0.01 per share; volatility of 159%; and a zero dividend yield.

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

NOTE 11. ASSET SALE

        In May 2002, we sold substantially all of the assets related to our Asset Management software business to Computer Associates International, Inc. for approximately $9.5 million in cash. In connection with this sale, our July 2001 agreement with Computer Associates for its resale of our Argis suite of software products was terminated. In addition, as part of that asset sale, we assigned to Computer Associates our May 2001 agreement with Corporate Software (now Software Spectrum) for its resale of our Argis suite of software products. Because of the asset sale, Software Spectrum has the right to terminate that agreement. If it does so, all of the shares subject to the warrant that we issued to Corporate Software in May 2001 will immediately become exercisable. The fair value of the warrant had been recorded as prepaid distribution costs and was being recognized as a reduction of revenue over the lesser of a ratable charge over the 24-month term of the agreement with Corporate Software or the period it took Corporate Software to generate revenue to Intraware of $1.6 million from Corporate Software's resale of our asset management software. As no additional revenue would be generated for us under this distribution agreement, the remaining unamortized prepaid distribution costs of $936,000 were recorded as a reduction to revenue during the year ended February 28, 2003.

        The total proceeds from the sale of $9.5 million, less the book value of transferred equipment, intangible assets including goodwill, deferred revenue, and transaction costs, based on their respective carrying values at the sale date, were recorded as a gain on sale of assets in the year ended February 28, 2003.

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

        We accrued for lease and related costs of approximately $983,000, principally pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our reductions in work force. We also recognized $63,000 relating to other restructuring expenses. Due to changes in management's estimates relating to the restructuring during the three months ended August 31, 2002, we recognized an additional expense of $106,000 pertaining to the estimated future obligations of non-cancelable lease payments for excess facilities that were vacated due to our reductions in work force. In addition, we did not incur projected severance and benefits of $106,000 and reduced the reserve accordingly. During the three months ended February 28, 2003, we terminated our Pittsburgh, Pennsylvania lease and realized a savings of approximately $152,000 in rent that would otherwise have been payable, and which was included in the restructuring line item on the consolidated statement of operations.

        In our December 2000 restructuring, we closed our Fremont, California office and assigned our lease to a new tenant while acting as guarantor for that tenant. In May 2002, the new tenant defaulted on its lease. During the three months ended November 30, 2002, we made a cash payment of approximately $214,000 to terminate this lease.

        The following table sets forth an analysis of the components of the restructuring and impairment of assets charges recorded in our year ended February 29, 2004, and subsequent adjustments and payments made against the reserve (in thousands):

	Severance and benefits	Excess lease and related costs	Impairment of assets	Other costs	Total
May 23, 2002 restructuring	$345	$983	$403	$63	$1,794

Total	345	983	403	63	1,794
Cash paid	—	(89)	—	—	(89)
Non-cash charges	—	(18)	(403)	(63)	(484)

Reserve balance at May 31, 2002	345	876	—	—	1,221
Cash paid	(239)	(119)	—	—	(358)
Provision adjustment	(106)	106	—	—	—

Reserve balance at August 31, 2002	—	863	—	—	863
Cash paid	—	(294)	—	—	(294)

Reserve balance at November 30, 2002	—	569	—	—	569
Cash paid	—	(356)	—	—	(356)
Non-cash charges	—	(51)	—	—	(51)
Provision adjustment	—	(152)	—	—	(152)

Reserve balance at February 28, 2003	—	10	—	—	10

Cash paid	—	(10)	—	—	(10)

Reserve balance at February 29, 2004	$—	$—	$—	$—	$—

        As of February 29, 2004, we have settled all liabilities associated with the May 2002 restructuring and the sale of the Asset Management software business, subject to the ongoing indemnification obligation discussed in Note 5.

NOTE 12. SUBSEQUENT EVENT

        On April 30, 2004, we terminated our strategic alliance agreement with Zomax dated August 12, 2002 (see Note 2) and entered into a new reseller agreement. The new reseller agreement allows Zomax to resell our SubscribeNet ESDM service. Zomax will pay us fees for each resale of the SubscribeNet service to a customer, to be determined on a case-by-case basis. Under the new agreement, Zomax will no longer pay minimum annual license fees to us. The term of the new agreement is one year, subject to automatic annual renewal for one-year periods. Each party has the right to terminate the agreement without cause upon 60 days' notice.

        As part of the termination of the 2002 agreement, Zomax and Intraware will no longer be subject to exclusivity requirements or restrictions on sales to certain companies. In addition, in consideration for Zomax' termination of the 2002 agreement, we agreed to refund $115,000 of the $400,000 prepayment for future services paid by Zomax to us in October 2003. The entire amount of the $400,000 prepaid services was recorded in related party deferred revenue at February 29, 2004.

SUPPLEMENTARY DATA

        The following table sets forth selected unaudited quarterly information for our last eight fiscal quarters (in thousands, except per share amounts). We believe all necessary adjustments (which consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

	For the quarter ended
	Feb. 29 2004	Nov. 30, 2003	Aug. 31, 2003	May 31, 2003
Revenue	$3,043	$2,526	$2,525	$2,813
Gross profit	1,948	1,499	1,400	1,600
Income (loss) from operations	6	(479)	(943)	(854)
Net income (loss)	19	(498)	(992)	(909)
Basic and diluted (earnings) net loss per share	$0.00	$(0.01)	$(0.02)	$(0.02)
Weighted average shares—basic	59,489	58,491	53,526	52,202
Weighted average shares—fully diluted	64,499	58,491	53,526	52,202
	For the quarter ended
	Feb.28, 2003	Nov.30, 2002	Aug.31, 2002	May 31, 2002
Revenue	$3,258	$2,943	$3,332	$4,509
Gross profit	1,920	1,636	1,956	2,150
Loss from operations	(500)	(1,083)	(1,628)	(7,002)
Net loss	(550)	(1,144)	(1,219)	(6,750)
Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.16)
Weighted average shares—basic and diluted	52,018	51,546	46,535	40,933

        Quarterly information includes the operating revenues and expenses of the Asset Management software business through the quarter ended May 31, 2002, and the gain on sale of the Asset Management software business and resulting restructuring in the quarter ended May 31, 2002 as described in Note 10 of the "Notes to Consolidated Financial Statements."

        The quarter ended February 29, 2004 includes the application of a credit from a vendor relating to internet expenses of approximately $0.1 million. The credit was issued in relationship to a renegotiation and correction of fees charged to us during our fiscal year 2004 and was recorded as a reduction to cost of revenues and operating expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A. CONTROLS AND PROCEDURES.

        (a)   Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of February 29, 2004, have concluded that our disclosure controls and procedures are effective based on their evaluation of the controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        As of April 20, 2004, our executive officers were:

Name	Age	Position
Peter H. Jackson	45	Chairman, Chief Executive Officer and President
Wendy A. Nieto	39	Chief Financial Officer and Executive Vice President of Technology and Operations
David L. Dunlap	37	Executive Vice President of Sales and Marketing
John J. Moss	41	Vice President and General Counsel
Richard J. Northing	39	Vice President of Technology and Operations

        Peter H. Jackson co-founded Intraware in August 1996 as President, Chief Executive Officer and a member of the Board of Directors. While continuing as a member of the Board of Directors, he assumed the title of Chief Executive Officer in December 2000; President and Chief Executive Officer in September 2002; and Chairman, Chief Executive Officer and President in November 2003. Prior to joining Intraware, he served as founder and President of Granite Computer Products, Inc., a corporate computer hardware reseller and services provider; President and Chief Operating Officer of Dataflex Corporation, a value-added reseller of computer hardware and services; and Vice President of Vanstar Corporation, a computer hardware and services company. Mr. Jackson holds an A.B. in History from the University of California, Berkeley.

        Wendy A. Nieto joined us in April of 2000 as Controller. She became Vice President of Finance in August 2001, Chief Financial Officer and Senior Vice President of Finance in April 2002, and Chief Financial Officer and Executive Vice President of Technology and Operations in August 2003. Prior to joining Intraware, she was Director of Finance at Chiron Corporation, a biotechnology company. A Certified Public Accountant, Mrs. Nieto was also employed by various accounting firms. Mrs. Nieto holds a B.S. from California State University, Hayward and an M.B.A. from St. Mary's University.

        David L. Dunlap joined us as the Director of Product Lines in September 1997. He became Vice President of Operations in May 1998, Chief Operations Officer in December 2000, Senior Vice President of Business Development in February 2001, Senior Vice President of Sales and Marketing in July 2003, and Executive Vice President of Sales and Marketing in August 2003. Prior to joining Intraware, he served as a Financial Systems Project Manager of PeopleSoft, Inc., Vice President of National Operations of Dataflex Corporation, Vice President of Operations of Granite Computer Products, Inc., and Director of Purchasing of Vanstar Corporation. Mr. Dunlap holds a B.A. in Government from Cornell University.

        John J. Moss joined us as General Counsel in October 1999. He became Vice President and General Counsel in August 2001. Prior to joining Intraware, he served as Deputy General Counsel of Barra, Inc., Corporate Counsel of Oracle Corporation, and an associate at the law firm of Graham & James. Mr. Moss holds a J.D. from Stanford University, an M.A. in International Economics from the Johns Hopkins School of Advanced International Studies, and a B.A. from Sarah Lawrence College.

        Richard J. Northing joined us as Project Manager in May 1999. He became Director of Project Management in October 1999, Senior Director of Project Management in May 2000, and Vice President of Technology Operations in March 2001. Prior to joining Intraware, he held senior consulting positions at Accenture and at Electronic Data Systems Corporation. Dr. Northing holds a B.Sc. from the University of Liverpool, U.K., and a D.Phil from Oxford University, U.K.

        Our Board of Directors has determined that Peter F. Pervere, the Chairman of the Audit Committee of our Board, is an audit committee financial expert for purposes of applicable SEC rules, and that Mr. Pervere meets the independence standards for audit committee members under applicable SEC and Nasdaq Stock Market rules.

        Our website (www.intraware.com/company/corp_governance/index.html) contains Intraware's Code of Ethics, which applies to our directors, executive officers and employees. Any amendment to the Code of Ethics that applies to our directors or executive officers will be disclosed on our website, and any waiver of the Code of Ethics for directors or executive officers may be made only by our Board of Directors or the Audit Committee and will be disclosed on our website.

        The information regarding Directors and Executive Officers appearing under the headings "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for our 2004 Annual Meeting of Stockholders is incorporated by reference in this section.

ITEM 11. EXECUTIVE COMPENSATION

        The information appearing under the headings "Director Compensation," "Employment Contracts and Change of Control Arrangements," "Report of the Compensation Committee," "Stock Price Performance Graph" and "Executive Compensation" of the Proxy Statement for our 2004 Annual Meeting of Stockholders is incorporated by reference in this section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement for our 2004 Annual Meeting of Stockholders is incorporated by reference in this section.

        See the information contained under the heading "Equity Compensation Plan Information" in Item 5 above regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders. For descriptions of our equity compensation plans, including the 1999 Non-Qualified Acquisition Stock Option Plan, which has not been approved by stockholders, see "Equity Compensation Plan Information" in Item 5 above and "Note 9: Employee Stock Benefit Plans" in the "Notes to Consolidated Financial Statements" in Item 8 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information appearing under the heading "Certain Relationships and Related Transactions" of our Proxy Statement for our 2004 Annual Meeting of Stockholders is incorporated by reference in this section.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information appearing under the headings "Report of the Audit Committee," "Ratification of Appointment of Independent Accountants," "Audit Fees for Fiscal Year 2004" and "All Other Independent Accountant Fees for Fiscal Year 2004" of the Proxy Statement for our 2004 Annual Meeting of Stockholders is incorporated by reference in this section.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1.    FINANCIAL STATEMENTS

        See Item 8 above.

  2.
  FINANCIAL STATEMENT SCHEDULE

        Schedule II is omitted as the required information is contained in the "Notes to the Consolidated Financial Statements" in Item 8 above.

  3.
  EXHIBITS

Exhibit Number
2(1)
Asset Purchase Agreement dated as of May 15, 2002 by and between Intraware, Inc. and Computer Associates International, Inc. (the Registrant agrees to furnish a copy of any omitted schedule to the Commission upon request).
3(i).1(2)		Amended and Restated Certificate of Incorporation of Intraware, Inc.
3(i).2(2)		Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock.
3(i).3(3)		Certificate of Elimination of Series B Convertible Preferred Stock.
3(i).4(3)		Certificate of Designations, Preference and Rights of Series B-1 Convertible Preferred Stock.
3(ii)(4)		Amended and Restated Bylaws of Intraware, Inc.
4.1(5)		Specimen Common Stock Certificate.
4.2(6)		Form of Warrant issued in connection with the June 2000 sale of Series A, B and C Convertible Preferred Stock.
4.3(7)		Form of Warrant issued in connection with the January 2001 sale of Series A Convertible Preferred Stock.
4.4(2)		Form of Warrant issued in connection with the April 2001 sale of Series B Convertible Preferred Stock.
4.5(8)		Warrant issued to CorpSoft, Inc. in May 2001.
4.6(9)		Warrant Agreement dated May 24, 2002 between Intraware, Inc. and Commonwealth Associates, L.P. and Form of Investor Warrant Certificate.
4.7(9)		Form of Placement Agent Warrant with $1.00 exercise price.
4.8(9)		Form of Placement Agent Warrant with $1.19 exercise price.
4.9(19)		Warrant to Purchase Common Stock dated August 1, 2003, issued to Silicon Valley Bank.
10.1(10)	*	Form of Indemnification Agreement between Intraware and each of its directors and executive officers.
10.2(11)	*	1996 Stock Option Plan, as amended, and form of agreements thereunder.
10.3(12)	*	1998 Employee Stock Purchase Plan and form of agreements thereunder.

10.4(11)	*	1998 Director Option Plan and form of agreements thereunder.
10.5(13)	*	1999 Non-Qualified Acquisition Stock Option Plan and form of agreements thereunder.
10.6(10)		Form of Registration and Information Rights Agreement.
10.7(10)		Sleepy Hollow Investment Company Office Lease made August 23, 1996 between Sleepy Hollow Investment Company and Intraware.
10.8(10)		First Amendment to the Lease for Intraware entered into as of May 5, 1997 by and between Intraware and Sleepy Hollow Investment Company I.
10.9(10)		Second Amendment to the Lease for Intraware entered into as of March 31, 1998 by and between Intraware and Sleepy Hollow Investment Company I.
10.10(6)		Securities Purchase Agreement dated as of June 29, 2000 by and among Intraware and the investors listed on the Schedule of Buyers.
10.11(14)		Form of Redemption and Amendment Agreement, dated as of January 10, 2001, by and among Intraware and the investors set forth therein.
10.12(14)		Registration Rights Agreement dated as of January 10, 2001, by and among Intraware and the investors set forth therein.
10.13(7)		Preferred Stock and Warrant Purchase Agreement, dated January 12, 2001, by and among Intraware and the investors set forth therein.
10.14(7)		Registration Rights Agreement, dated January 12, 2001, by and among Intraware and the investors set forth therein.
10.15(2)		Form of Placement Agency Agreement, dated April 2, 2001 between Intraware and the placement agent for the offering of the Series B Convertible Preferred Stock.
10.16(2)		Form of Subscription Agreement, dated April 2, 2001, between Intraware and the purchasers of Intraware's Series B Convertible Preferred Stock.
10.17(2)		Form of Registration Rights Agreement dated April 2, 2001, by and among Intraware and the investors set forth therein.
10.18(15)	*	Form of Change of Control Severance Agreement between Intraware, Inc. and certain executive officers of Intraware.
10.19(4)	+	Sales Alliance Agreement dated June 28, 2001 between CorpSoft, Inc. and Intraware, Inc.
10.20(3)		Exchange Agreement, dated August 31, 2001 by and among Intraware and the investors named therein.
10.21(3)		Registration Rights Agreement, dated August 31, 2001 by and among Intraware, Inc. and the investors named therein.
10.22(9)		Form of Subscription Agreement, dated May 24, 2002 by and among Intraware, Inc. and the investors named therein.
10.23(9)		Form of Registration Rights Agreement, dated May 24, 2002 by and among Intraware, Inc., Commonwealth Associates, L.P. and the investors named therein.
10.24(9)		Placement Agency Agreement, dated May 10, 2002 by and between Intraware, Inc. and Commonwealth Associates, L.P.

10.25(16)	*	Employment Agreement dated July 17, 2002 between Intraware, Inc. and Frost R. R. Prioleau.
10.26(17)		Form of Registration Rights Agreement, dated August 12, 2002, by and between Intraware, Inc. and Zomax Incorporated.
10.27(17)		Form of Common Stock Purchase Agreement, dated August 12, 2002, by and between Intraware, Inc. and Zomax Incorporated.
10.28+(18)		Amendment One to Sales Alliance Agreement dated June 28, 2001 between Intraware, Inc. and Software Spectrum, Inc. (as successor-in-interest to CorpSoft, Inc.).
10.29(19)		Loan and Security Agreement dated August 1, 2003 between Silicon Valley Bank and Intraware, Inc.
10.30(19)		Negative Pledge Agreement dated August 1, 2003 between Silicon Valley Bank and Intraware, Inc.
10.31(20)		Form of Registration Rights Agreement, dated September 9, 2003, by and among Intraware, Inc. and the investors set forth therein.
10.32(20)		Form of Common Stock Purchase Agreement, dated September 9, 2003, by and among Intraware, Inc. and the investors set forth therein.
10.33		Amendment Two to Sales Alliance Agreement dated June 28, 2001 between Intraware, Inc. and Software Spectrum, Inc. (as successor-in-interest CorpSoft, Inc.).
11		See Note 1 to our "Notes to Consolidated Financial Statements" in Item 8.
23.1		Consent of Independent Accountants.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act—Peter H. Jackson.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act—Wendy A. Nieto.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

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

(4)
Incorporated by reference to Intraware's Amendment No. 1 to Quarterly Report on Form 10-Q/A for the Quarter ended August 31, 2001 (File No. 000-25249), filed with the Securities and Exchange Commission on June 12, 2003.

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

(18)
Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the Quarter ended May 31, 2003 (File No. 000-25249), filed with the Securities and Exchange Commission on July 15, 2003.

(19)
Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the Quarter ended August 31, 2003 (File No. 000-25249), filed with the Securities and Exchange Commission on October 15, 2003.

(20)
Incorporated by reference to Intraware's Current Report on Form 8-K dated September 9, 2003 (File No. 000-25249), filed with the Securities and Exchange Commission on September 12, 2003.

(b)   REPORTS ON FORM 8-K

        None.

(c)   EXHIBITS

        See Item 15(a)(3) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRAWARE, INC.
Dated: May 4, 2004	By:	/s/ PETER H. JACKSON Peter H. Jackson Chairman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date
/s/ PETER H. JACKSON (Peter H. Jackson)	Chairman, Chief Executive Officer and President (Principal Executive Officer)	May 4, 2004
/s/ WENDY A. NIETO (Wendy A. Nieto)	Chief Financial Officer and Executive Vice President of Technology and Operations (Principal Financial and Accounting Officer)	May 4, 2004
/s/ MARK B. HOFFMAN (Mark B. Hoffman)	Director	May 4, 2004
/s/ BRENDAN A. MCLOUGHLIN (Brendan A. McLoughlin)	Director	May 4, 2004
/s/ RAYMOND L. OCAMPO JR. (Raymond L. Ocampo Jr.)	Director	May 4, 2004
/s/ PETER F. PERVERE (Peter F. Pervere)	Director	May 4, 2004

QuickLinks

TABLE OF CONTENTS
EXPLANATORY NOTE
  PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
RISK FACTORS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
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
  ITEM 9A. CONTROLS AND PROCEDURES.
  PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
  PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES