Form 10-Q
period 2004-05-31
INTRAWARE INC
filed 2004-07-15
CIK 1025134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2004

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

As of July 8, 2004 there were 60,233,639 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INTRAWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	May 31, 2004	February 29, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,855	$11,804
Accounts receivable, net	1,195	1,462
Costs of deferred revenue and prepaid licenses and services	246	214
Other current assets	653	317
Total current assets	12,949	13,797
Cost of deferred revenue, less current portion	60	43
Property and equipment, net	907	897
Other assets, less current portion	48	33
Total assets	$13,964	$14,770

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,071	$1,034
Accounts payable	710	577
Accrued expenses	758	928
Deferred revenue	2,051	2,035
Related party deferred revenue	14	648
Total current liabilities	4,604	5,222
Deferred revenue, less current portion	226	295
Notes payable, less current portion	489	766
Total liabilities	5,319	6,283
Contingencies (Note 4)
Redeemable convertible preferred stock; $0.0001 par value; 10,000 shares authorized:
Series A; 552 at May 31 and February 29, 2004 (aggregate liquidation preference of $1,000 at May 31 and February 29, 2004)	897	897
Total redeemable convertible preferred stock	897	897
Stockholders’ equity:
Common stock; $0.0001 par value; 250,000 shares authorized; 59,726 and 59,504 shares issued and outstanding at May 31 and February 29, 2004, respectively	6	6
Additional paid-in-capital	162,306	162,043
Accumulated deficit	(154,564)	(154,459)
Total stockholders’ equity	7,748	7,590
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$13,964	$14,770

See notes to unaudited interim consolidated financial information.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the three months ended
	May 31, 2004	May 31, 2003

Revenues:
Online services and technology	$1,695	$1,720
Alliance and reimbursement	576	862
Related party online services and technology	534	117
Software product sales	42	114
Total revenues	2,847	2,813
Cost of revenues:
Online services and technology	567	623
Alliance and reimbursement	391	490
Software product sales	37	100
Total cost of revenues	995	1,213
Gross profit	1,852	1,600
Operating expenses:
Sales and marketing	752	769
Product development	403	919
General and administrative	789	766
Total operating expenses	1,944	2,454
Loss from operations	(92)	(854)
Interest expense	(29)	(69)
Interest and other income and expenses, net	16	14
Net loss	$(105)	$(909)
Basic and diluted net loss per share	$(0.00)	$(0.02)
Weighted average shares - basic and diluted	59,617	52,202

See notes to unaudited interim consolidated financial information.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended
	May 31, 2004	May 31, 2003
Cash flows from operating activities:
Net loss	$(105)	$(909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	161	685
Amortization of unearned compensation	—	12
Provision for (recovery of) doubtful accounts	(1)	2
Gain on sale of fixed assets	(2)	—
Amortization of discount on note payable	7	—
Changes in assets and liabilities:
Accounts receivable	268	229
Costs of deferred revenue and prepaid licenses and services	(49)	58
Other assets	(351)	(256)
Accounts payable	51	112
Accrued expenses	(170)	(107)
Deferred revenue	(52)	(419)
Related party deferred revenue	(634)	(125)
Net cash used in operating activities	(877)	(718)
Cash flows from investing activities:
Purchases of property and equipment	(89)	(3)
Proceeds from sale of fixed assets	2	—
Net cash used in investment activities	(87)	(3)

Cash flows from financing activities:
Principal payments on note payable	(248)	—
Proceeds from common stock	263	86
Principal payments on capital lease obligations	—	(394)
Net cash provided by (used in) financing activities	15	(308)
Net decrease in cash and cash equivalents	(949)	(1,029)
Cash and cash equivalents at beginning of the period	11,804	6,841
Cash and cash equivalents at end of the period	$10,855	$5,812

Supplemental disclosure of cash flow information:
Cash paid for interest	$23	$70
Supplemental non-cash activity:
Common stock issued for preferred stock conversion	$—	$51
Purchases of property and equipment in accounts payable	$82	$130

See notes to unaudited interim consolidated financial information.

INTRAWARE, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL INFORMATION

NOTE 1. BASIS OF PRESENTATION

INTRAWARE

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations.  However, management believes that the disclosures are adequate to ensure the information presented is not misleading.  The balance sheet at February 29, 2004, has been derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended February 29, 2004.

In the opinion of management, all adjustments, consisting only of normal recurring items, considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements.  The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending February 28, 2005.  Certain prior period balances have been reclassified to conform to the current period presentation.

We have incurred losses and negative cash flow from operations during each fiscal year since inception. For the three months ended May 31, 2004, we narrowed our net loss to approximately $0.1 million and negative cash flows to approximately $0.9 million. Our cash balances may decline further, although we believe that the effects of our capital financing, strategic actions implemented to improve revenue, and cost controls will be adequate to generate sufficient cash resources to fund our future operations.  If we fail to generate sufficient revenues or control spending, we may be unable to achieve key business objectives.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

We derive online services and technology revenues primarily from ESDM services (our SubscribeNet service), from professional services, and from the sale of proprietary software licenses and related maintenance. In the past, the proprietary software licenses we sold were primarily licenses to use our asset management software; however, we may recognize future revenues from any sale of licenses and maintenance for our proprietary software underlying our SubscribeNet service.

We derive alliance and reimbursement revenue from our alliance agreement with Software Spectrum, Inc. (“Software Spectrum”) (see Note 7). This revenue consists of a percentage of the gross profit derived from sales of Sun Java System and Sun ONE software (collectively “Sun software”) and related maintenance, as well as Websense software licenses and maintenance, and reimbursement for the costs of maintaining a sales team dedicated to selling Sun and Websense software licenses and maintenance, for Software Spectrum. This revenue is recognized as we provide the services to Software Spectrum. The reimbursement revenue is recognized in accordance with Emerging Issues Task Force (“EITF”) No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” which generally requires that a company recognize as revenue travel expenses and other reimbursable expenses billed to customers.

We derive software product revenues from our past resale of licenses and maintenance for multiple business software product lines.

We defer online services and technology revenues related to ESDM, and generally recognize them ratably over the term of the service arrangement. Some SubscribeNet services provided to new customers involve significant implementation or customization essential to the functionality of our SubscribeNet services. In those cases, we defer revenue recognition until the services go-live date and recognize the revenue on a ratable basis over the remaining contract term. The go-live date is the date on which the essential functionality has been delivered or on which the website through which the service is provided enters the production environment, or the point at which no additional customization is required, whichever is later. When we sell additional professional services related to an existing SubscribeNet agreement, revenue is recognized ratably over the longer of the remaining estimated duration of the customer relationship or the remaining contract term, commencing with the delivery of the additional services. Such revenue is included in online services and technology.

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

When we resold third-party or sold our proprietary software licenses and maintenance, we obtained vendor specific objective evidence of fair value for the maintenance element of the resold and proprietary software arrangements based on historical and contractual renewal rates for maintenance.  In such cases, we deferred the maintenance revenue at the outset of the arrangement and recognized it ratably over the period during which the maintenance was to be provided (generally 12 months), which normally commenced on the date the software was delivered.

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

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share data):

	For the three months ended,
	May 31, 2004	May 31, 2003
Net loss	$(105)	$(909)
Add: Stock-based compensation expense included in reported net loss	—	12
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(870)	(1,038)
Pro forma	$(975)	$(1,935)
Net loss per share — basic and diluted
As reported	$(0.00)	$(0.02)
Pro forma	$(0.02)	$(0.04)

We calculated the fair value of each option grant on the date of grant, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	For the three months ended,
	May 31, 2004	May 31, 2003
Risk-free interest rates	2.00 - 3.85%	1.56 - 2.85%
Expected lives (in years)	4	4
Dividend yield	0%	0%
Expected volatility	121%	138%

We calculated the fair value of the stock issued under the employee stock purchase plan using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	For the three months ended,
	May 31, 2004	May 31, 2003
Risk-free interest rates	1.12%	1.22%
Expected lives (in months)	6	6
Dividend yield	0%	0%
Expected volatility	79%	102%

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

The following table sets forth the computation of basic and diluted net loss per share as well as securities that are not included in the diluted net loss per share calculation because to do so would be antidilutive (in thousands, except per share amounts):

	For the three months ended
	May 31, 2004	May 31, 2003

Numerator:
Net loss	$(105)	$(909)
Denominator:
Weighted average shares	59,617	52,202

Basic and diluted net loss per share	$(0.00)	$(0.02)

Effect of antidilutive securities:
Redeemable convertible preferred stock	552	1,802
Warrants to purchase common stock	2,215	3,556
Employee stock options	9,131	9,056

	11,898	14,414

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIE”), an Interpretation of ARB No. 51” (“FIN 46”) and in December 2003, issued a revised interpretation (“FIN 46-R”). FIN No. 46, as revised, requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46-R in the first quarter of our fiscal year 2005. The adoption of FIN 46-R did not have a significant effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 apply to the first interim period beginning after June 15, 2003. During our three months ended November 30, 2003, we adopted the relevant provisions of SFAS No. 150.  While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS No. 150 when finalized is not expected to have a material impact on our financial position, results of operations or cash flows.

In April 2004, the EITF issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share “ (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of a company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. We are currently evaluating the effect of adopting EITF 03-06.

NOTE 3. CHANGES IN STOCKHOLDERS’ EQUITY

During the three months ended May 31, 2004, our stockholders’ equity changed as follows (in thousands):

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Equity	Loss

Balance at February 29, 2004	59,504	$6	$162,043	$(154,459)	$7,590
Exercise of stock options	136	—	133	—	133
Issuance of common stock for employee stock purchase program	86	—	130	—	130
Net loss	—	—	—	(105)	(105)	$(105)
Other comprehensive loss	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	$(105)
Balance at May 31, 2004	59,726	$6	$162,306	$(154,564)	$7,748

NOTE 4. CONTINGENCIES

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

In June and July 2003, nearly all of the issuers named as defendants in the In re Initial Public Offering Securities Litigation (collectively, the “issuer-defendants”), including us, approved a tentative settlement proposal that is reflected in a memorandum of understanding. A special committee of our Board of Directors approved the memorandum of understanding in June 2003. The memorandum of understanding is not a legally binding agreement. Further, any final settlement agreement would be subject to a number of conditions, most of which would be outside of the Company’s control, including approval by the Court. The underwriter-defendants in the In re Initial Public Offering Securities Litigation (collectively, the “underwriter-defendants”), including the underwriters of our initial public offering, are not parties to the memorandum of understanding.

The memorandum of understanding provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants. The ultimate amount, if any, that may be paid on behalf of Intraware will therefore depend on the final terms of the settlement agreement, including the number of issuer-defendants that ultimately approve the final settlement agreement, and the amounts, if any, recovered by the plaintiffs from the underwriter-defendants and other non-settling defendants. If all or substantially all of the issuer-defendants approve the final settlement agreement, the amount our insurers would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties. If the plaintiffs recover at least $1 billion from the underwriter-defendants, our insurers would have no liability for settlement payments under the proposed terms of the settlement. If the plaintiffs recover less than $1 billion, we believe our insurance will likely cover our share of any payments towards satisfying plaintiffs’ $1 billion recovery deficit.  Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of May 31, 2004, we have not accrued a liability for this matter.

In July 2004, a complaint was filed in the United States District Court for the District of Delaware, Civ. No. 04-822, against ComVest Venture Partners, LP; ComVest Management, LLC; Commonwealth Associates Management Company, Inc.; Commonwealth Associates, LP; RMC Capital, LLC; Michael S. Falk; Robert Priddy; Travis L. Provow; Keith Rosenbloom; and Intraware. The complaint describes Intraware as a nominal defendant.  The complaint alleges that, between August 2001 and January 2002, all of the defendants other than Intraware were members of a “group” under Sections 13(d)(3)  16(b) of the Securities Exchange Act of 1934 (the “1934 Act”).  The complaint further alleges that ComVest Venture Partners, LP and Mr. Priddy, while they and the other alleged group members collectively owned more than 10% of a class of our equity securities, bought and sold our equity securities within a 6-month period and failed to disgorge to us the profits allegedly realized in those trades, thereby violating Section 16(b) of the 1934 Act.  Mr. Falk was a member of our Board of Directors from April 2001 to May 2002 and Mr. Provow was a member of our Board of Directors from October 2001 to May 2002.  The complaint demands that ComVest Venture Partners, LP and Mr. Priddy pay over to Intraware the profits they allegedly realized and retained in violation of Section 16(b) of the 1934 Act, together with interest and legal costs. According to the compliant, the amount of those alleged profits is unknown to the plaintiff, however, the information alleged in the complaint suggests that amount may be approximately $1.3 million. The complaint does not seek damages against us.  After the complaint was filed, the plaintiff and Intraware signed a stipulation acknowledging that Intraware takes no position with respect to the claims in the action, and providing that Intraware accepts service of the complaint, that Intraware is not required to file an answer or other response to the complaint, and that Intraware will otherwise have the rights and responsibilities of a party to the action.

We are also subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

NOTE 5.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

During the three months ended May 31, 2004 there was no activity in our redeemable convertible preferred stock.

NOTE 6.  NOTES PAYABLE

In August 2003, we issued a note payable to a bank for proceeds of approximately $2.0 million.  The note bears an annual interest rate of the greater of 1% in excess of the bank’s prime rate (4.00% at May 31, 2004) or 5.25%.  The interest rate on the note payable at May 31, 2004, was 5.25%.  The note payable is payable in fixed monthly principal installments plus interest through September 2005.  In connection with the note payable, we issued a warrant to purchase 41,730 shares of our common stock at an exercise price of $1.19 per share.  The warrant was immediately exercisable and expires in August 2010.  We estimated the allocated fair value of such warrant at approximately $46,000, using the Black-Scholes valuation model with the following assumptions: expected volatility of 136%, risk-free interest rate of 4.01%, expected life of seven years and no dividends.  The value of the warrant was recorded as a debt discount and is being amortized as interest expense using the effective interest method over the life of the note payable.  For the three months ended May 31, 2004, interest expense related to such warrant amounted to approximately $7,000.  The unamortized balance is presented as a discount against the principal balance of the note payable outstanding.  At May 31, 2004, the warrants had not been exercised.

In August 2003, we also entered into a line of credit with the same bank. The line of credit bears annual interest at the greater of the bank’s prime rate plus 1% or 5.25%.  The agreement provides for borrowings of up to $500,000 through August 2004 and is limited to equipment purchases.  As of May 31, 2004, we had borrowed approximately $254,000 under this agreement and the interest rate at that date was 5.25%.  Monthly payments of interest only are payable through August 2004, after which fixed monthly principal installments plus interest will be made through August 2006.

All of this debt is collateralized by a senior security interest in substantially all of our assets.  We are also required to maintain compliance with certain financial covenants, with all of which we were in compliance at May 31, 2004.

Scheduled maturities of debt at May 31, 2004, are as follows (in thousands):

Years ending:
February 28, 2005	$807
February 28, 2006	705
February 28, 2007	64
$1,576

NOTE 7. ALLIANCES

Resale of Sun and Websense Software by Intraware and Software Spectrum

In October 1998, we entered into an agreement with Netscape Communications Corporation for our resale and electronic distribution of Netscape software to end-users in North America. The agreement also allowed us to use Netscape products internally. In 1999, America Online, Inc. acquired Netscape and formed an alliance with Sun Microsystems, Inc. to manage Netscape’s business software division. In September 1999, we signed an agreement with Sun for our resale and electronic distribution of Netscape business software (marketed by Sun under the brands “Sun/Netscape Alliance,” “iPlanet” and ultimately “Sun ONE” and “Java Enterprise System”) and related maintenance services to end-users in North America. In July 2001, this agreement was replaced by a new agreement between Intraware and Sun for our resale and electronic distribution of Sun ONE software and maintenance services in North America. Concurrently with entering into this July 2001 software resale agreement with Sun, we assigned the agreement to CorpSoft, Inc., as detailed below. (CorpSoft later merged with Software Spectrum, Inc., and we refer to the combined entity as Software Spectrum below.)

In June 2001, we signed an agreement with Software Spectrum under which we transferred to Software Spectrum our Sun software resale business, including our agreement with Sun for resale of Sun software and maintenance services.  Software Spectrum assumed primary responsibility for resale of Sun software and related maintenance under its agreement with Sun (which has since been replaced by an agreement between Software Spectrum and Sun’s distributor).  However, we continue to assist Software Spectrum in its sales and marketing of Sun software and maintenance, and also provide our SubscribeNet service to Software Spectrum to enable it to deliver Sun software to its customers electronically. As part of this arrangement, Software Spectrum pays us a percentage of the gross profit derived from its sales of Sun software licenses and maintenance services, and reimburses us for our cost in maintaining a team dedicated to sales of Sun software licenses and maintenance (included in alliance and reimbursement revenue line item on the consolidated statement of operations).  The June 2001 agreement with Software Spectrum was part of our transition out of the business of reselling third-party software. At the time we announced this agreement, we also ceased reselling all other third-party software except in a limited manner in connection with our proprietary products and services.

In December 2003, we amended our June 2001 agreement with Software Spectrum to add Websense software to the set of products that Software Spectrum and Intraware jointly resell under that agreement. As part of this arrangement, Software Spectrum pays us a percentage of the gross profit derived from our joint sales of Websense software licenses and maintenance services (included in alliance and reimbursement revenue line item on the consolidated statement of operations).

In June 2004, we amended the June 2001 agreement with Software Spectrum to extend the term of the agreement through June 30, 2005.  We also amended the agreement to enable either party to terminate the agreement without cause on 90 days’ prior written notice.

Resale of SubscribeNet Service by Zomax Incorporated

On August 12, 2002, we entered into a strategic alliance agreement with Zomax Incorporated (“Zomax”), an international outsource provider of process management services.  The agreement provided for Zomax’ marketing and resale of our SubscribeNet ESDM service to its global customer base.  Under the agreement, Zomax was required to pay a minimum license fee totaling $15 million to us over 10 years, subject to some conditions, including Zomax’ right to cancel the agreement at any time with one year’s notice.  The annual minimum license fee was based on a graduated scale, beginning with $0.5 million in the first year of the agreement and escalating to $2.2 million in the final year of the agreement.  The agreement also provided for Zomax’ payment to us of non-refundable quarterly service fees, based on sales of the SubscribeNet service by Zomax, over the term of the agreement.  Under the agreement, our SubscribeNet service was the only ESDM solution Zomax was permitted to sell and Zomax was the only supply chain management outsourcing industry company we could authorize to resell our SubscribeNet service.  In accordance with the agreement, Zomax made a $1 million prepayment to us on September 3, 2002, to be applied against future fees.  The agreement also provided for Zomax’ payment to us of fees for any referrals by us to Zomax of potential customers for Zomax’ services which resulted in completed sales.  Lastly, we reimbursed Zomax for one-half of the base salary of a product sales manager, up to a maximum amount.  On the day we entered into that strategic alliance agreement with Zomax, we also completed a private placement of approximately 6.1 million shares of our common stock to Zomax for gross proceeds of approximately $5.0 million.  Upon completion of that private placement, Zomax held approximately 12% of our outstanding common stock.  On September 18, 2003, we filed an amended registration statement to register the resale of the common stock issued to Zomax.  The SEC declared that registration statement effective on September 25, 2003.

On August 29, 2003, we amended our strategic alliance agreement with Zomax to: (1) allow Zomax to terminate the agreement as of August 12, 2004, or as of any date thereafter, with or without cause, by delivery of 30 days prior written notice; (2) accelerate the due date of the payment of $0.4 million by Zomax to us for the second year of the agreement; and (3) reduce the minimum license fee for the third year of the agreement, which was to begin August 12, 2004, from $1.0 million to $0.6 million if Zomax has not terminated the agreement.  During the three months ended November 30, 2003, and in accordance with that amendment, we received $0.4 million from Zomax, all of which was recorded as deferred revenue at February 29, 2004, and was subject to be applied to future services.

On April 30, 2004, Zomax and Intraware mutually terminated our August 12, 2002 strategic alliance agreement (“Strategic Agreement”) and entered into a new reseller agreement. The new reseller agreement allows Zomax to resell our SubscribeNet ESDM service. Zomax will pay us fees, to be determined on a case-by-case basis, for each resale of the SubscribeNet service to a customer. Under the new agreement, Zomax will no longer pay minimum annual license fees to us. The term of the new agreement is one year, subject to automatic annual renewal for one-year periods. Each party has the right to terminate the agreement without cause upon 60 days’ notice.

As part of the termination of the Strategic Agreement, Zomax and Intraware will no longer be subject to exclusivity requirements or restrictions on sales to other companies. In addition, in consideration for Zomax’ termination of the Strategic Agreement, we refunded $115,000 of the $400,000 prepayment for future services paid by Zomax to us in October 2003.  The remaining deferred revenue balance of $383,000 at April 30, 2004, was recognized as revenue given that we no longer have any obligations under the Strategic Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2004.  This discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements regarding our future cash and liquidity position, the extent and timing of future revenues and expenses and customer demand, the deployment of our products and services, and our reliance on third parties.  All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those discussed in “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q.

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

We also face a number of key risks, which are described in the “Risk Factors” beginning on page 23 below.

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

Despite our revenue- and cash-generating activities, we have incurred losses and negative cash flow from operations during each fiscal year since inception. For the three months ended May 31, 2004, we narrowed our net loss to approximately $0.1 million and negative cash flows to approximately $0.9 million. Our cash balances may decline further, although we believe that the effects of our capital financing, strategic actions implemented to improve revenue, and cost controls will be adequate to generate sufficient cash resources to fund our future operations.  If we fail to generate sufficient revenues or control spending, we may be unable to achieve key business objectives.

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

We consider accounting policies related to revenue recognition, prepaid licenses, services and costs of deferred revenue, allowance for doubtful accounts, stock-based compensation, goodwill and intangibles, and income taxes to be critical accounting policies due to the estimation process involved in each.

Revenue Recognition

Online services and technology revenue results primarily from three types of arrangements.  First, it results from sales of our SubscribeNet electronic software delivery and management service to software vendors and other companies that distribute software as part of their business.  Second, it results from professional services that we provide to integrate our proprietary software, to convert data for customers, and to customize our SubscribeNet service for customers.  Third, it results from the sale of our proprietary software licenses and related maintenance to companies using those products internally or using those products to provide web-based services to their customers. As a result of the sale of our Asset Management software business in May 2002, we are not currently deriving revenue from licenses for our proprietary software; however, we may recognize future revenues if opportunities arise to sell licenses for our proprietary software underlying our SubscribeNet service and related maintenance. We sell our SubscribeNet service, and will sell proprietary software licenses if opportunities present themselves, primarily through our direct sales force and authorized resellers.

Alliance and reimbursement revenue primarily relates to our alliance agreement with Software Spectrum for sales of Sun and Websense software licenses and maintenance. This revenue consists of a percentage of the gross profit derived from the sales of Sun and Websense software licenses and maintenance services, and reimbursement for the costs of maintaining a sales team dedicated to selling Sun and Websense software for Software Spectrum. This revenue is recognized as we provide the services to Software Spectrum.

We derive software product revenues from our past resale of licenses and maintenance for multiple business software product lines. As of July 1, 2001, we generally no longer resell third party software licenses and maintenance, though we still resell licenses for third party products complementary to our SubscribeNet service. Since July 1, 2001, we have continued to recognize revenue from third party software licenses and related maintenance contracts over the life of the arrangements made prior to July 1, 2001. Vendor specific objective evidence of fair value for the maintenance element of the resold software arrangements has been based on historical and contractual renewal rates for maintenance. We have deferred the maintenance revenue at the outset of the arrangement and recognized it ratably over the period during which the maintenance was to be provided (generally 12 months), which normally commenced on the date the software was delivered.  At May 31, 2004, we do not have any deferred revenue relating to software product revenues.

We defer online services and technology revenues related to ESDM and generally recognize them ratably over the term of the service arrangement. Some SubscribeNet services provided to new customers involve implementation or customization essential to the functionality of our SubscribeNet services.  In those cases, we defer revenue recognition until the services go-live date is reached and recognize the revenue on a ratable basis over the remaining contract term.  The go-live date is the date on which the essential functionality is delivered or on which the website through which the service is provided enters the production environment, or the point at which no additional customization is required, whichever is later.  Our SubscribeNet contracts with customers typically give the customer a period of time to evaluate a SubscribeNet implementation after we have completed it, and provide that the customer is deemed to have accepted the implementation if it has not rejected it within that period.  We typically rely on such non-rejections by customers to indicate their acceptance of implementations.  Any subsequent indications by our customers that their implementations have not been properly completed could have a material adverse impact on our financial condition and results of operations.

When we sell additional professional services related to a SubscribeNet agreement, we defer revenue recognition until the go-live date for the professional services, similar to the manner in which we treat SubscribeNet service revenues as discussed above.  Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the completion of the professional services. Estimated customer life requires that we periodically estimate the projected life of our existing customers, based on historical information, such as customer renewal rates. Since revenues generated from additional professional services represent less than 6% of our overall revenues for the year ended February 29, 2004, any change to our estimated customer life is unlikely to have a material adverse impact on our financial condition or results of operations.

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

Revenue from transactions through authorized resellers has been recognized when the licenses and maintenance have been resold or utilized by the reseller or when our related obligations have been satisfied. These transactions primarily related to Asset Management software licenses and maintenance resold.  During the year ended February 28, 2003, we sold our Asset Management software business to Computer Associates International, Inc.  We based vendor specific objective evidence of fair value for the maintenance element of the proprietary software arrangements on historical and contractual renewal rates for maintenance. We deferred the maintenance revenue at the outset of the arrangement and recognized it ratably over the period during which the maintenance was to be provided (generally 12 months), which normally commenced on the date the software was delivered.

As mentioned above, a determination that the collection of fees is probable is a precursor to recognizing revenue. Determination of collectability of payments requires judgment on the part of management and includes periodically evaluating customers’ credit (see “Allowance for Doubtful Accounts” below).

Costs of Deferred Revenue and Prepaid Licenses and Services

We capitalize deferred costs of revenues related to significant implementation and professional services contracts associated with our SubscribeNet services.  These costs are recognized over the same term as the associated revenue from those contracts (see “Revenue Recognition” above). Any change in our revenue recognition estimates could result in corresponding changes to our recognition of costs of deferred revenues. At May 31, 2004, we had approximately $0.3 million in capitalized costs of deferred revenues.  We recognize customer acquisition costs, including sales commissions, as incurred.

Stock-based Compensation

We account for stock-based compensation for our employees using the intrinsic value method presented in Accounting Principles Board (APB) No. 25, ”Accounting for Stock Issued to Employees,” and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, ”Accounting for Stock-Based Compensation,” and with the disclosure provisions of SFAS No. 148, ”Accounting for Stock-Based Compensation—Transition and Disclosure Amendment of SFAS No. 123. Under APB No. 25,” compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. No stock-based compensation was recorded for stock options granted to our employees because we have granted stock options to our employees equal to the market price of the underlying stock on the date of grant.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft on a proposed standard for the accounting of stock options. The proposed standard requires companies to value employee stock options and stock issued under employee stock purchase plans using the fair value based method on the grant date and record stock-based compensation expense. The fair value based models that companies are allowed to use could be different from the Black-Scholes option-pricing model, which is currently used by us to calculate the pro forma effect on net income and earnings per share if we had applied SFAS No. 123 to employee option grants. (See Note 1 to our consolidated financial statements for the disclosure of the pro forma net loss and loss per share for the three months ended May 31, 2004 and 2003 if we had applied SFAS No. 123.) However, the actual impact to our results of operations upon adoption of the proposed standard could materially differ from the pro forma information included in Note 1 to our consolidated financial statements due to differences in the option-pricing model used, estimates and assumptions required, and options to be included in the calculation upon adoption. The fair value based models require the input of highly subjective assumptions and do not necessarily provide a reliable single measure of the fair value of our stock options. We closely monitor the status of this proposed standard and will evaluate the impact to our financial position and results of operations at such time when the final standard is issued.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses from our inability to collect required payments from our customers. When evaluating the adequacy of this allowance, we analyze specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment history.  We may need to record increases to our allowance balances in the future.  At May 31, 2004, we have many accounts receivable balances and one large unbilled receivable balance.  Any dispute, early contract termination or other collection issues could have a material adverse impact on our financial condition and result of operations. At May 31, 2004, our unbilled receivable balance was $0.3 million. This balance relates to our Software Spectrum agreement (see “Revenue Recognition” above). There are no allowances for doubtful accounts related to this balance. This estimate involves management’s judgment, which takes into account Software Spectrum’s prior payment history, current credit-worthiness and overall business condition. Changes in the above factors could have a material impact on actual bad debts incurred.

Goodwill and Intangibles

We are required to regularly review all of our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  We have reviewed goodwill balances for impairment at least once annually.  Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review for intangible and long-lived assets is necessary based upon the existence of one or more of the above indicators of impairment, we compare the book value of such assets to the future undiscounted cash flows attributable to those assets. If the book value is greater than the future undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. When we determine an impairment review of goodwill is necessary based on an impairment indicator or based on our annual testing requirements, we compare the fair value of the reporting unit to the carrying value of the reporting unit. If the carrying value of the reporting unit is greater than the fair value of the reporting unit, an impairment may be necessary. Significant judgment is required in the development of projected cash flows for these purposes, including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense.

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

Results of Operations

Total Revenue

The following table sets forth the revenue, changes in revenue and percentage of total revenue for the periods indicated (in thousands):

	For the three months ended
	May 31, 2004			May 31, 2003
	Total	Change ($)	% of Revenue	Total	% of Revenue
Revenues:
Online services and technology	$1,695	$(25)	60%	$1,720	61%
Alliance and reimbursement	576	(286)	20%	862	31%
Related party online services and technology	534	417	19%	117	4%
Software product sales	42	(72)	1%	114	4%
Total revenues	$2,847	$34	100%	$2,813	100%

Revenues for combined online services and technology and related party online services and technology for the three months ended May 31, 2004, increased from the same quarter in the prior year.  This increase is primarily due to a $0.4 million increase in related party online services and technology revenue.  This increase resulted from our recognition of the remaining deferred revenue under our strategic alliance agreement with Zomax Incorporated upon the termination of that agreement.  We expect our combined online services and technology revenue and related party online services and technology revenues for our fiscal quarter ending August 31, 2004, to be lower than those in our fiscal quarter ended May 31, 2004, as we will no longer be recognizing annual license fee revenue from our alliance with Zomax.  The previous sentence is a forward-looking statement that is subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 23 below).

Alliance and reimbursement revenue primarily relates to our alliance agreement with Software Spectrum for sales of Sun Java Enterprise System and Sun ONE (collectively “Sun Software) and Websense software licenses and maintenance.  This revenue consists of a percentage of the gross profit derived from the sales of Sun and Websense software licenses and maintenance services, and reimbursement for the costs of maintaining a sales team dedicated to selling Sun and Websense software for Software Spectrum.  On June 29, 2004, we extended our agreement with Software Spectrum through June 30, 2005, and amended it to enable either party to terminate the agreement without cause on 90 days’ written notice.  The decrease in alliance and reimbursement revenue for the three months ended May 31, 2004, was primarily due to a reduction of the shared gross profit derived from the sales of Sun software licenses and maintenance services, of $0.2 million.  This reduction in shared gross profit was due to lower sales of Sun software during the three months ended May 31, 2004.  We expect our alliance and reimbursement revenues in our fiscal quarter ending August 31, 2004, to be consistent with or slightly higher than those in our fiscal quarter ended May 31, 2004.  However, the Sun software we resell has experienced a decrease in market share over the past several quarters, which has contributed to a reduction in our alliance and reimbursement revenues, and we expect this product line to experience continued pressure in the marketplace over the longer term.  The previous two sentences are forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 23 below).

The decline in software product revenue for the three months ended May 31, 2004, was due to our transition out of the business of reselling third-party software products and related maintenance.  We do not expect to recognize future revenues from our exited third-party resale business.  However, we may recognize future revenues from product licenses and related services complementary to our SubscribeNet service, which originate with other companies and which we resell as part of a comprehensive ESDM business solution.  The previous two sentences are forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 23 below).

Costs and Expenses

The following table sets forth the costs and expenses, changes in costs and expenses and percentage of total revenue for the periods indicated (in thousands):

	For the three months ended
	May 31, 2004			May 31, 2003
	Total	Change ($)	% of Revenue	Total	% of Revenue

Total cost of revenues	$995	$(218)	35%	$1,213	43%
Gross margin	1,852	252	65%	1,600	57%
Operating expenses:
Sales and marketing	752	(17)	26%	769	27%
Product development	403	(516)	14%	919	33%
General and administrative	789	23	28%	766	27%
Total operating expenses	1,944	(510)	68%	2,454	87%
Loss from operations	(92)	762	-3%	(854)	-30%
Interest expense	(29)	40	-1%	(69)	-2%
Interest and other income and expenses, net	16	2	1%	14	0%
Net loss	$(105)	$804	-4%	$(909)	-32%

Cost of Revenues

The decrease in cost of revenues for the three months ended May 31, 2004, is primarily due to the $0.1 million decrease in alliance and reimbursement revenue and to the phasing out of our software reseller business, which resulted in a $0.1 million reduction in cost of revenues.  The margin percentage increase for the three months ended May 31, 2004, primarily reflects our focus on the sale of our own online services and technology, which generate higher margins than third-party products we resold and alliance and reimbursement revenue.

Cost of revenues primarily consists of certain allocated costs related to our Internet connectivity, assets supporting cost of revenues, and customer support, as well as the costs associated with maintaining our sales team dedicated to selling Sun and Websense software for which we are reimbursed by Software Spectrum. Cost of revenues also consists of professional services personnel costs and the cost of third-party products sold.  When we were in the business of reselling third-party software products, we purchased those products at a discount from the third-parties’ established list prices according to standard reseller terms.  We expect the overall cost of revenues in the current fiscal year to be lower than, and gross profit margin percentage to be greater than, in our fiscal year 2004.  The previous sentence is a forward-looking statement that is subject to risks and uncertainties.  The actual mix of sales transactions and the timing of the transactions may cause our cost of revenues and gross profit margins to fluctuate materially from those anticipated (see “Risk Factors” beginning on page 23 below).

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, promotional materials, trade show expenses and certain allocated overhead costs.

The decrease in the dollar amount of our sales and marketing expenses for the three months ended May 31, 2004, compared to the three months ended May 31, 2003, is primarily due to a decrease in the number of our sales and marketing personnel, which resulted in a reduction in payroll related expenses of approximately $128,000. This reduction was partially offset by an increase in consulting expenditures of approximately $123,000. This increase in consulting expenditures was part of our planned increase in sales and marketing expenditures, as discussed below.

We plan to increase our expenditures on sales and marketing in fiscal year 2005 over those in fiscal year 2004, both in dollar amounts and as a percentage of revenue. We plan to continue to market and sell our services, and may market and sell proprietary software licenses, directly to customers using our existing sales force. We also plan to continue to develop additional business relationships to sell our services to a broader customer base. The previous three sentences are forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 23 below).

Product Development Expenses

Product development expenses primarily consist of personnel, consulting, software and related maintenance, equipment depreciation expenses and allocated overhead costs.  Costs related to research, design and development of products and services have been charged to product development expense as incurred.

The decrease in the dollar amount and percentage of revenue of our product development expenses for the three months ended May 31, 2004, compared to the three months ended May 31, 2003, is due primarily to a decrease in software and equipment depreciation expense of approximately $409,000, as many fixed assets have become fully depreciated during the past several quarters, as well as to a reduction in payroll related expenses of approximately $49,000.

We anticipate continuing to invest in additional functionality for our SubscribeNet service and underlying proprietary software. However, we expect those investments to fluctuate over time, and expect our product development expenses to fluctuate accordingly. We expect total product development expenditures to be lower in fiscal year 2005 than in fiscal year 2004, both in dollar amounts and as a percentage of revenue, primarily due to expected lower depreciation of equipment and expected growth in revenue. The previous sentence is a forward-looking statement that is subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 23 below). We cannot give assurance that our product development efforts will result in new or improved products, features or functionality or that the market will accept the improvements to existing or new products, features or functionality developed.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for administrative and executive personnel, fees for professional services and certain overhead costs.

Our change in general and administrative expenses for the three months ended May 31, 2004, is primarily due to the reduction in recovery of accounts previously written off, as compared to our higher recovery of such accounts during the three months ended May 31, 2003. During our 2001 fiscal year, we wrote off accounts that were deemed to be uncollectible at that time. However, we continued to pursue collection efforts and ultimately succeeded in recovering amounts from that time period. During the three months ended May 31, 2004, we recovered approximately $159,000 less than in the three months ended May 31, 2003. This lower recovery of accounts previously written off were partially offset by reductions in legal expenses of $153,000.

We expect total expenditures in fiscal year 2005 to approximate fiscal year 2004 levels. The previous sentence is a forward-looking statement that is subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 23 below).

Interest Expense

For the three months ended May 31, 2004, interest expense was approximately $29,000, a decrease from $69,000 for the three months ended May 31, 2003

Interest expense relates to obligations under capital leases and notes payable.  The decrease in interest expense for the three months ended May 31, 2004, is primarily due to the reduction of the principal balance on our capital lease obligations.  We also replaced certain capital leases with a note payable bearing a lower interest rate See Note 6 of our “Notes to Consolidated Financial Statements” in Item 1 above.

Interest and Other Income and Expenses, Net

For the three months ended May 31, 2004, interest and other income and expenses, net was approximately a $16,000 credit, an increase from a $14,000 credit for the three months ended May 31, 2003.

Interest and other income and expenses, net primarily relates to interest earned on our investment balances.  The increase in interest and other income and expenses, net for the three months ended May 31, 2004, is primarily the result of our increased cash balance from the prior year.

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

Liquidity and Capital Resources

The following table presents our liquidity position at May 31, 2004 and 2003 (in thousands):

	For the three months ended
	May 31, 2004	May 31, 2003

Cash and cash equivalents	$10,855	$5,812
Working capital	$8,345	$2,082
Net cash used in operating activities	$(877)	$(718)
Net cash used in investing activities	$(87)	$(3)
Net cash provided by (used in) financing activities	$15	$(308)

Our net cash used in operations was $0.9 million for the three months ended May 31, 2004, up from $0.7 million net cash used in operations in the three months ended May 31, 2003. This increase was primarily due to approximately $0.2 million in incremental payments for insurance policies that were financed in the prior year. Our overall net cash used in operating activities primarily resulted from our net loss for the year and the timing of our payments to vendors and receipts from customers. The majority of our operating costs continue to relate to employee payroll and related expenditures.  The net cash used in operations for the three months ended May 31, 2004 came from our existing cash and cash equivalents, and from our issuance of common stock in connection with our employee stock purchase and employee option plans.  We expect to continue to improve our cash used in operations by increasing our billings to customers as more subscribers are added to our ESDM service. We plan to use part of those expected increased cash receipts in additional sales and marketing expenditures to expand our market reach. The previous sentence is a forward-looking statement that is subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 23 below).  Our ability to improve our uses of cash and generate positive cash flows in future periods will largely depend on our ability to increase the number of customers of our SubscribeNet service while increasing existing subscriptions through strong contract renewals. It is also important for us to increase our current level of sales through our Software Spectrum sales alliance, and continue to control our operational and customer support costs in future periods.

Our net cash provided by financing activities was approximately $15,000 for the three months ended May 31, 2004.  Most of this amount came from the issuance of approximately 222,000 shares of common stock in connection with our stock option and employee stock purchase plan for approximately $263,000.  The proceeds from these stock issuances were offset by payments on our notes payable of approximately $248,000 (see below).

                In August 2003, we entered into an agreement with a bank under which we issued a note payable for proceeds of approximately $2.0 million and obtained access to a $500,000 line of credit. The note payable bears an annual interest rate of the greater of 1% in excess of the bank’s prime rate (4.00% at May 31, 2004) or 5.25%. We used the proceeds from the note payable to settle our remaining liability under a capital lease bearing an interest rate of approximately 12%. This refinancing enabled us to significantly reduce our monthly capital financing and interest expenditures. The line of credit allows us to draw, through August 2004, for equipment purchases at the same interest rate that applies to the note payable.

                Under the agreement for the note payable and line of credit, all borrowings are collateralized by a senior security interest in substantially all of our assets. The agreement also requires us to comply with financial covenants, with which we complied as of May 31, 2004. The agreement further restricts us from incurring or assuming additional indebtedness outside of this note payable and line of credit, excluding trade payables and certain other liabilities incurred in the ordinary course of business.

                Our net cash used in investing activities during the three months ended May 31, 2004 was $87,000. This amount was primarily comprised of approximately $89,000 for our purchase of fixed assets. We paid for these equipment purchases from our cash and cash equivalents, however, we plan to continue to utilize our above-mentioned line of credit to finance these type purchases. We used these fixed asset purchases primarily to upgrade and expand our SubscribeNet infrastructure and corporate information systems. We expect to continue to use and renew our line of credit to finance additional fixed asset purchases at levels that approximate or are slightly higher than our prior year levels.

                We believe our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to fund our operating activities, capital expenditures and financing arrangements for the foreseeable future. However, if our SubscribeNet business fails to grow significantly or declines from its current level, we could be forced to seek additional capital.

                At May 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

                The following table summarizes our debt and lease obligations at May 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). This table provides information through our year ending February 28, 2007, as we do not have any debt or lease obligations beyond that point.

	Payments due by period
	2005	2006	2007	Total
Long-term debt	$855	$722	$65	$1,642	(a)
Operating leases	434	284	—	718	(b)
	$1,289	$1,006	$65	$2,360

(a)      This amount includes approximately $66,000 in interest.

(b)       This amount excludes approximately $281,000, $569,000, $579,000, $597,000, and $300,000 per year for the periods of 2006 through 2010, which will become due and payable if we do not exercise our right to exit our operating lease for our Orinda office. In addition, this amount excludes potential sublease receipts.

 As of May 31, 2004, our Series A redeemable convertible preferred stock entitled its holders to a liquidation preference of $1.0 million in the event of Intraware’s liquidation.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIE”), an Interpretation of ARB No. 51” (“FIN 46”) and in December 2003, issued a revised interpretation (“FIN 46-R”). FIN No. 46, as revised, requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46-R in the first quarter of our fiscal year 2005. The adoption of FIN 46-R did not have a significant effect on our financial position or results of operations.

                In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 apply to the first interim period beginning after June 15, 2003.  During the three months ended November 30, 2003, we adopted the relevant provisions of SFAS No. 150.  While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS No. 150 when finalized is not expected to have a material impact on our financial position, results of operations or cash flows.

                In April 2004, the EITF issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share “ (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of a company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. We are currently evaluating the effect of adopting EITF 03-06.

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

                Under our June 2001 agreement with Software Spectrum, we provide Sales and Marketing Services to Software Spectrum to assist in its resale and marketing of Sun and Websense software licenses and maintenance. Software Spectrum shares with us a portion of its gross profit from resales of Sun and Websense software licenses and maintenance, and reimburses us for a substantial portion of our cost of maintaining a team dedicated to sales and marketing of that software and maintenance. This contract accounted for substantially all of our Alliance and reimbursement revenues, a significant portion of our Online services and technology revenues, and more than 10% of our total revenues in our 2004 fiscal year and our quarter ended May 31, 2004. However, in recent years, sales and market share of the Sun software product lines that we resell with Software Spectrum have generally declined. If this trend continues, revenues to us under this contract are likely to decrease over the long term. In addition, the term of this agreement will expire in June 2005, is renewable for subsequent one-year terms, and may be terminated without cause by either party on 90 days’ notice. It is possible that Software Spectrum will terminate this agreement without cause or will choose not to renew the agreement at any renewal point. It is also possible that Sun and/or Websense will choose to stop permitting Software Spectrum to resell their software. Any termination or non-renewal of our agreement with Software Spectrum, or termination of Software Spectrum’s rights to resell Sun software, would likely cause a substantial and immediate decrease in our revenues.

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

                In April 2004, Zomax and Intraware terminated our August 2002 strategic alliance agreement, under which Zomax paid us an aggregate of $1.3 million in annual SubscribeNet license fees over two years. We replaced that agreement with a new reseller agreement under which Zomax does not pay us annual license fees, but rather pays us for services as they are provided.  This agreement is terminable without cause upon 60 days’ notice.

We have a history of losses and negative cash flow, and we have yet to achieve sustained profitability or positive cash flow. We plan to increase spending on sales and marketing, which could limit or prevent any near-term improvement in our net income and cash flow.

                We have incurred significant losses since we were formed in 1996, and have yet to achieve sustained profitability or positive cash flow. As of May 31, 2004, we had an accumulated deficit of approximately $155 million. Also, with the exception of our quarter ended November 30, 2002, we have not achieved positive cash flow since our formation in 1996. Our operating history, combined with our plans to increase investments in sales and marketing programs, make it difficult to evaluate whether or when we will be able to achieve sustained profitability or positive cash flow in the future.

                We plan to increase our spending on sales and marketing activities and programs. We believe these investments will contribute to improved financial performance over the longer term, although we cannot assure you that these investments will be successful. In the near term this increase in our costs may limit or prevent any improvement in our net income and cash flows.

Competition from other electronic software delivery service providers, and potential customers’ development of their own electronic software delivery systems, could limit our revenue growth and reduce our gross margins.

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

The market for our technology delivery model and hosted electronic software delivery and management services is immature and volatile, and if it does not develop or develops more slowly than we expect, our business will be harmed.

The market for hosted electronic software delivery and management services is new and unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of software companies, large and small, to increase their use of hosted ESDM services. Many software companies have invested substantial personnel and financial resources to develop their own electronic software delivery systems and therefore may be reluctant or unwilling to migrate to a remotely hosted service. In addition, some software companies have adopted automatic update, or “phone home,” technology for delivering software updates, whereby an end-user’s computer automatically contacts the software company’s server to check whether updates are available and, if so, downloads and installs those updates.  This method for delivering software updates could be viewed by our potential and existing customers as an alternative to our ESDM technology, and therefore any increased adoption of this automatic update technology could hurt our business and results of operations. Furthermore, some software companies may be reluctant or unwilling to use hosted ESDM services because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If software companies do not perceive the benefits of hosted ESDM services, then the market for these services may develop more slowly than we expect, which would significantly adversely affect our operating results. In addition, in this unproven market, we have limited insight into trends that may develop and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

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

Defects in our service could diminish demand for our service and subject us to substantial liability.

Because our service is complex, it may have errors or defects that users identify after they begin using it, which could harm our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. Despite taking precautions to avoid errors, we have from time to time found defects in our service and new errors in our existing service may be detected in the future. Since our customers use our service for important aspects of their business, any errors, defects or other performance problems with our service could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, could be eligible for credits under our service level agreements, or delay or withhold payment to us, we could lose future sales or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

Interruptions or delays in service from our third-party Web hosting facilities could impair the delivery of our service and harm our business.

We provide our service through computer hardware that is currently located in a third-party Web hosting facilities in Santa Clara, California operated by SAVVIS Communications, and in Ireland operated by Data Electronics. We do not control the operation of these facilities, and they are subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. While physical security measures are in place, they are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at the facilities, the occurrence of a natural disaster, a decision to close a facility without adequate notice or other unanticipated problems at a facility could result in lengthy interruptions in our service. In addition, the failure by either facility to provide our required data communications capacity could result in interruptions in our service. We have an agreement with SBC E-Services, an affiliate of SBC Communications, Inc., to provide access to a geographically remote disaster recovery facility that would provide us access to hardware, software and Internet connectivity in the event the SAVVIS facility becomes unavailable. Even with this disaster recovery arrangement, however, our service would be interrupted during the transition. Any damage to, or failure of, our systems could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business will be harmed if our customers and potential customers believe our service is unreliable.

Viruses may hinder acceptance of Internet-based electronic software delivery and management, which could in turn limit our revenue growth.

                The proliferation of software viruses is a key risk.that could inhibit acceptance by information technology professionals of Web-based electronic software delivery and management. Any well-publicized transmission of a computer virus by us or another company using electronic software delivery could deter information technology professionals from using and deter software providers from outsourcing electronic software delivery, thereby adversely affecting our business. Our SubscribeNet service enables our customers to upload their software products directly onto our systems for downloading by their end-users. Our systems automatically scan our customers’ software products for known computer viruses on an ongoing basis while they are on our systems. However, it is possible that, in spite of those periodic virus scans, our system could transmit the virus to one or more end-users. Any such virus transmission could result in disputes, litigation and negative publicity that could adversely affect our business.

If our security measures are breached and unauthorized access is obtained to a customer’s data, our service may be perceived as not being secure and customers may curtail or stop using our service.

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to one of our customers’ data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers.

We may raise additional capital to fund acquisitions, product development or general operations. Any such capital financing would dilute our shareholders’ investments.

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

If our export compliance system fails to prevent unauthorized exports of our customers’ software, we could be sanctioned by the U.S. government.

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

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Securities and

Exchange Commission, or SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

For example, we currently are not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the deemed fair value of our common stock at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. Although the standards have not been finalized and the timing of a final statement has not been established, FASB has announced its support for recording expense for the fair value of stock options granted. If we were required to change our accounting policy in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148. Accounting for Stock-Based Compensation—Transition and Disclosure, then our net loss and net loss per share would have increased (See Note 1 to our consolidated financial statements for the pro forma net loss and loss per share for the three months ended May 31, 2003 and 2004).  However, the actual impact to our results of operations upon adoption of the proposed new standard could materially differ from the pro forma information included in Note 1 to our consolidated financial statements due to differences in the option-pricing model used, estimates and assumptions required, and options to be included in the calculation upon adoption. The fair value based models require the input of highly subjective assumptions and do not necessarily provide a reliable single measure of the fair value of our stock options.

If we acquire any companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

We may acquire or make investments in complementary companies, services and technologies in the future. We are considerably smaller now than we were when we made our past acquisitions, and therefore any new acquisitions or investments could be more disruptive to our organization than in the past. Acquisitions and investments involve numerous risks, including:

•                  difficulties in integrating operations, technologies, services and personnel;

•                  diversion of financial and managerial resources from existing operations;

•                  risk of entering new markets;

•                  potential write-offs of acquired assets;

•                  potential loss of key employees;

•                  inability to generate sufficient revenue to offset acquisition or investment costs; and

•                  delays in customer purchases due to uncertainty.

In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                At May 31, 2004, we had cash and cash equivalents of $10.9 million. We have not used derivative financial instruments in our investment portfolio during fiscal 2004 or the three months ended May 31, 2004. We place our investments with high quality issuers, by policy, in an effort to limit the amount of credit exposure to any one issue or issuer.

                Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents portfolio. We have not used derivative financial instruments in our cash and cash equivalents portfolio. The effect of changes in interest rates of +/-10% over a six-month horizon would not have a material effect on the fair value of the portfolio.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures . Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of the controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15.

(b) Changes in Internal Controls over Financial Reporting . No changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

                In June and July 2003, nearly all of the issuers named as defendants in the In re Initial Public Offering Securities Litigation (collectively, the “issuer-defendants”), including us, approved a tentative settlement proposal that is reflected in a memorandum of understanding. A special committee of our Board of Directors approved the memorandum of understanding in June 2003. The memorandum of understanding is not a legally binding agreement. Further, any final settlement agreement would be subject to a number of conditions, most of which would be outside of the Company’s control, including approval by the Court. The underwriter-defendants in the In re Initial Public Offering Securities Litigation (collectively, the “underwriter-defendants”), including the underwriters of our initial public offering, are not parties to the memorandum of understanding.

The memorandum of understanding provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants. The ultimate amount, if any, that may be paid on behalf of Intraware will therefore depend on the final terms of the settlement agreement, including the number of issuer-defendants that ultimately approve the final settlement agreement, and the amounts, if any, recovered by the plaintiffs from the underwriter-defendants and other non-settling defendants. In the event that all or substantially all of the issuer-defendants approve the final settlement agreement, the amount our insurers would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties. If the plaintiffs recover at least $1 billion from the underwriter-defendants, our insurers would have no liability for settlement payments under the proposed terms of the settlement. If the plaintiffs recover less than $1 billion, we believe our insurance will likely cover our share of any payments towards satisfying plaintiffs’ $1 billion recovery deficit.

                In July 2004, a complaint was filed in the United States District Court for the District of Delaware, Civ. No. 04-822, against ComVest Venture Partners, LP; ComVest Management, LLC; Commonwealth Associates Management Company, Inc.; Commonwealth Associates, LP; RMC Capital, LLC; Michael S. Falk; Robert Priddy; Travis L. Provow; Keith Rosenbloom; and Intraware. The complaint describes Intraware as a nominal defendant.  The complaint alleges that, between August 2001 and January 2002, all of the defendants other than Intraware were members of a “group” under Sections 13(d)(3)  16(b) of the Securities Exchange Act of 1934 (the “1934 Act”).  The complaint further alleges that ComVest Venture Partners, LP and Mr. Priddy, while they and the other alleged group members collectively owned more than 10% of a class of our equity securities, bought and sold our equity securities within a 6-month period and failed to disgorge to us the profits allegedly realized in those trades, thereby violating Section 16(b) of the 1934 Act.  Mr. Falk was a member of our Board of Directors from April 2001 to May 2002 and Mr. Provow was a member of our Board of Directors from October 2001 to May 2002.  The complaint demands that ComVest Venture Partners, LP and Mr. Priddy pay over to Intraware the profits they allegedly realized and retained in violation of Section 16(b) of the 1934 Act, together with interest and legal costs. According to the compliant, the amount of those alleged profits is unknown to the plaintiff, however, the information alleged in the complaint suggests that amount may be approximately $1.3 million. The complaint does not seek damages against us.  After the complaint was filed, the plaintiff and Intraware signed a stipulation acknowledging that Intraware takes no position with respect to the claims in the action, and providing that Intraware accepts service of the complaint, that Intraware is not required to file an answer or other response to the complaint, and that Intraware will otherwise have the rights and responsibilities of a party to the action.

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

Reports on Form 8-K

On March 25, 2004, we furnished a Current Report on Form 8-K reporting under Item 7–Financial Statements and Exhibits and Item 12—Results of Operations and Financial Condition in connection with our press release announcing results for our fiscal quarter and year ended February 29, 2004. No financial statements were filed, although we furnished the financial information included in the press release we furnished with the Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRAWARE, INC.

By:
Dated:	July 15, 2004	/s/ WENDY A. NIETO
Wendy A. Nieto
Chief Financial Officer and Executive Vice President of Technology and Operations