Form 10-K/A
period 2004-02-29
INTRAWARE INC
filed 2004-10-05
CIK 1025134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1 TO FORM 10-K)

(MARK ONE)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2004

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-25249

INTRAWARE, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	68-0389976
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

25 Orinda Way, Orinda California 94563

(Address of Principal Executive Offices including Zip Code)

(925) 253-5000

(Registrant’s Telephone Number, Including Area Code)

Securities Registered pursuant to Section 12(g) of the Act:

COMMON STOCK , $0.0001 PAR VALUE

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, is $63,547,726.74. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of April 20, 2004, the registrant had outstanding 59,691,122 shares of common stock.

Explanatory Note

The undersigned Registrant hereby amends the Form 10-K originally filed on May 5, 2004 (the “Form 10-K”) relating to the Registrant’s Annual Report filing obligations pursuant to Section 13 or 15(d) of the Exchange Act solely for the purpose of filing Exhibits A and B to Exhibit 10.33 which were omitted from the Form 10-K.  This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(3) Exhibits.  Certain information on Exhibits A and B was omitted from Exhibit 10.33.  The undersigned Registrant hereby submits such Exhibits to Exhibit 10.33 to its Form 10-K.

Exhibit Number	Description

10.33(A)+	Exhibits A and B to Amendment Two to Sales Alliance Agreement dated June 28, 2001 between Intraware, Inc. and Software Spectrum, Inc. (as successor-in-interest CorpSoft, Inc.).

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

+ Confidential treatment has been requested for certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 5, 2004.

INTRAWARE, INC.

By:	/s/ PETER H. JACKSON
Peter H. Jackson
Chairman, Chief Executive Officer and President