Form 10-Q
period 2004-08-31
INTRAWARE INC
filed 2004-10-15
CIK 1025134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004

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

As of October 11, 2004 there were 60,302,620 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INTRAWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	August 31, 2004	February 29, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,944	$11,804
Accounts receivable, net	1,210	1,462
Costs of deferred revenue and prepaid licenses and services	261	214
Other current assets	409	317
Total current assets	12,824	13,797
Cost of deferred revenue, less current portion	71	43
Property and equipment, net	897	897
Other assets, less current portion	48	33
Total assets	$13,840	$14,770

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,162	$1,034
Accounts payable	534	577
Accrued expenses	803	928
Deferred revenue	2,060	2,035
Related party deferred revenue	10	648
Total current liabilities	4,569	5,222
Deferred revenue, less current portion	289	295
Notes payable, less current portion	264	766
Total liabilities	5,122	6,283
Contingencies (Note 4)
Redeemable convertible preferred stock; $0.0001 par value; 10,000 shares authorized:
Series A; 552 at August 31 and February 29, 2004 (aggregate liquidation preference of $1,000 at August 31 and February 29, 2004)	897	897
Total redeemable convertible preferred stock	897	897
Stockholders’ equity:
Common stock; $0.0001 par value; 250,000 shares authorized; 60,302 and 59,504 shares issued and outstanding at August 31 and February 29, 2004, respectively	6	6
Additional paid-in-capital	163,038	162,043
Accumulated deficit	(155,223)	(154,459)
Total stockholders’ equity	7,821	7,590
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$13,840	$14,770

See notes to unaudited interim consolidated financial information.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the three months ended		For the six months ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003

Revenues:
Online services and technology	$1,900	$1,520	$3,595	$3,240
Alliance and reimbursement	690	802	1,266	1,664
Related party online services and technology	4	115	538	232
Software product sales	—	88	42	202
Total revenues	2,594	2,525	5,441	5,338
Cost of revenues:
Online services and technology	699	636	1,266	1,259
Alliance and reimbursement	421	422	812	912
Software product sales	—	67	37	167
Total cost of revenues	1,120	1,125	2,115	2,338
Gross profit	1,474	1,400	3,326	3,000
Operating expenses:
Sales and marketing	822	695	1,574	1,464
Product development	409	757	812	1,676
General and administrative	902	891	1,691	1,657
Total operating expenses	2,133	2,343	4,077	4,797
Loss from operations	(659)	(943)	(751)	(1,797)
Interest expense	(26)	(61)	(55)	(130)
Interest and other income and expenses, net	26	12	42	26
Net loss	$(659)	$(992)	$(764)	$(1,901)
Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.04)
Weighted average shares - basic and diluted	60,119	53,526	59,869	52,864

See notes to unaudited interim consolidated financial information.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended
	August 31, 2004	August 31, 2003
Cash flows from operating activities:
Net loss	$(764)	$(1,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	295	1,219
Amortization of unearned compensation	—	24
Provision for doubtful accounts	3	2
Gain on sale of fixed assets	(2)	—
Amortization of discount on note payable	13	5
Changes in assets and liabilities:
Accounts receivable	249	359
Costs of deferred revenue and prepaid licenses and services	(75)	(8)
Other assets	(107)	4
Accounts payable	(185)	(223)
Accrued expenses	(125)	(166)
Deferred revenue	19	(230)
Related party deferred revenue	(638)	(250)
Other obligations	—	1
Net cash used in operating activities	(1,317)	(1,164)
Cash flows from investing activities:
Purchases of property and equipment	(153)	(189)
Proceeds from sale of fixed assets	2	—
Net cash used in investment activities	(151)	(189)

Cash flows from financing activities:
Principal payments on note payable	(496)	—
Proceeds from notes payable	109	2,022
Proceeds from common stock and warrants	995	138
Principal payments on capital lease obligations	—	(2,369)
Net cash provided by (used in) financing activities	608	(209)
Net decrease in cash and cash equivalents	(860)	(1,562)
Cash and cash equivalents at beginning of the period	11,804	6,841
Cash and cash equivalents at end of the period	$10,944	$5,279

Supplemental disclosure of cash flow information:
Cash paid for interest	$43	$119
Supplemental non-cash activity:
Common stock issued for preferred stock conversion	$—	$1,379
Purchases of property and equipment in accounts payable	$142	$129

See notes to unaudited interim consolidated financial information.

INTRAWARE, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL INFORMATION

NOTE 1. BASIS OF PRESENTATION

INTRAWARE

The accompanying unaudited interim consolidated financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations.  However, management believes that the disclosures are adequate to ensure the information presented is not misleading.  The balance sheet at February 29, 2004, has been derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  This unaudited interim consolidated financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended February 29, 2004, filed with the SEC on May 5, 2004.

In the opinion of management, all adjustments, consisting only of normal recurring items, considered necessary for a fair statement have been included in the accompanying unaudited interim consolidated financial information.  The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending February 28, 2005.

We have incurred losses and negative cash flow from operations during each fiscal year since inception. For the six months ended August 31, 2004, we reduced our net loss to approximately $0.8 million and negative cash flows to approximately $0.9 million. Our cash balances may decline further, although we believe that the effects of our capital financing, strategic actions implemented to improve revenue, and cost controls will be adequate to generate sufficient cash resources to fund our future operations.  If we fail to generate sufficient revenues or adequately control spending, we may be unable to achieve key business objectives.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

We derive online services and technology revenues primarily from our SubscribeNet electronic software delivery and management (ESDM) service, and from related professional services. Through our fiscal year ended February 28, 2003, we also derived online services and technology revenue from the sale of proprietary software licenses and related maintenance, primarily for our asset management software. We may recognize future revenues from any sale of licenses and maintenance for our proprietary software underlying our SubscribeNet service.

We derive alliance and reimbursement revenue from our alliance agreement with Software Spectrum, Inc. (“Software Spectrum”) (see Note 7). This revenue consists of a percentage of the gross profit derived from sales of Sun Java System and Sun ONE software (collectively “Sun software”) and related maintenance, as well as Novell Linux and Websense software licenses and maintenance, and reimbursement for the costs of maintaining a sales team dedicated to selling those third-party software licenses and maintenance, for Software Spectrum. This revenue is recognized as we provide the services to Software Spectrum. The reimbursement revenue is recognized in accordance with Emerging Issues Task Force (“EITF”) No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” which generally requires that a company recognize as revenue travel expenses and other reimbursable expenses billed to customers.

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

When we directly resold third-party software license and maintenance, or sold our proprietary asset management software licenses and maintenance, we obtained vendor-specific objective evidence of fair value for the maintenance element of the resold and proprietary software arrangements based on historical and contractual renewal rates for maintenance.  In such cases, we deferred the maintenance revenue at the outset of the arrangement and recognized it ratably over the period during which the maintenance was to be provided (generally 12 months), which normally commenced on the date the software was delivered.

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and its related interpretations and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and related SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  Under APB No. 25, compensation expense is based on the difference, if any, between the fair value of our stock and the exercise price of the option on the date of the grant.  We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	For the three months ended		For the six months ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
Net loss	$(659)	$(992)	$(764)	$(1,901)
Add: Stock-based compensation expense included in reported net loss	—	12	—	24
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(821)	(913)	(1,619)	(1,914)
Pro forma	$(1,480)	$(1,893)	$(2,383)	$(3,791)
Net loss per share — basic and diluted
As reported	$(0.01)	$(0.02)	$(0.01)	$(0.04)
Pro forma	$(0.02)	$(0.04)	$(0.04)	$(0.07)

We calculated the fair value of each option grant on the date of grant, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	For the three months ended		For the six months ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
Risk-free interest rates	2.00-3.93%	1.51-3.37%	2.00-3.93%	1.51-3.37%
Expected lives (in years)	4	4	4	4
Dividend yield	0%	0%	0%	0%
Expected volatility	115%	137%	115%	137%

We calculated the fair value of the stock issued under the employee stock purchase plan using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	For the three and six months ended
	August 31, 2004	August 31, 2003
Risk-free interest rates	1.12%	1.22%
Expected lives (in months)	6	6
Dividend yield	0%	0%
Expected volatility	79%	102%

Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase. If dilutive, any participation right of redeemable convertible preferred stock is reflected in the calculation of basic income per share using the two-class method. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and potential common shares outstanding during the period if the effect is dilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon the conversion of preferred stock.

The following table sets forth the computation of basic and diluted net loss per share as well as securities that are not included in the diluted net loss per share calculation because to do so would be antidilutive (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003

Numerator:
Net loss	$(659)	$(992)	$(764)	$(1,901)

Denominator:
Weighted average shares	60,119	53,526	59,869	52,864

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.04)

Effect of antidilutive securities:
Redeemable convertible preferred stock	552	689	552	689
Warrants to purchase common stock	1,869	2,229	1,869	2,229
Employee stock options	11,239	10,195	11,239	10,195
	13,660	13,113	13,660	13,113

Our outstanding redeemable convertible preferred stock is a participating security accounted for under the two-class method for earnings per share purposes.  However, because we have reported a net loss, there is no impact to the basic and diluted loss per share calculation.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIE”), an Interpretation of ARB No. 51” (“FIN 46”) and in December 2003, issued a revised interpretation (“FIN 46-R”). FIN No. 46, as revised, requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into prior to February 1, 2003, we were required to adopt the provisions of FIN 46-R in the first quarter of our fiscal year 2005. The adoption of FIN 46-R did not have a significant effect on our financial position or results of operations.

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

In April 2004, the EITF issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share “ (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of a company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a significant effect on our financial position or results of operations.

NOTE 3. CHANGES IN STOCKHOLDERS’ EQUITY

During the six months ended August 31, 2004, our stockholders’ equity changed as follows (in thousands):

			Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Comprehensive Loss
	Common Stock
	Shares	Amount

Balance at February 29, 2004	59,504	$6	$162,043	$(154,459)	$7,590
Exercise of stock options	365	—	374	—	374
Issuance of common stock for employee stock purchase program	86	—	130	—	130
Conversions of warrants into common stock	347	—	491	—	491
Net loss	—	—	—	(764)	(764)	$(764)
Other comprehensive loss	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	$(764)
Balance at August 31, 2004	60,302	$6	$163,038	$(155,223)	$7,821

NOTE 4. CONTINGENCIES

Indemnifications

In the course of our business, we have given indemnities and made commitments and guarantees under which we may be required to make payments. These indemnities include:

•                  Intellectual Property Indemnities to Customers and Resellers. Our customer and reseller agreements for our SubscribeNet service typically contain provisions that indemnify our customers or resellers for damages and costs resulting from claims alleging that our services infringe the intellectual property rights of a third party. We have also entered into software license agreements indemnifying the licensees for damages and costs resulting from claims alleging that the software infringes third-party intellectual property rights. The duration of these indemnities is typically unlimited. Our potential payments under these indemnities are in some cases limited (e.g., to the fees paid to us under the contract or to another amount) and are in other cases unlimited. Where we have given such indemnities for third-party software licenses that we resold, we have typically received similar indemnities from the software publishers. We plan to continue to enter into SubscribeNet service agreements with customers and resellers, license software, and provide industry-standard indemnities to our service customers, resellers and licensees.

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

Legal Proceedings

In re Intraware, Inc. Inital Public Offering Securities Litigation

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

In June and July 2003, nearly all of the issuers named as defendants in the In re Initial Public Offering Securities Litigation (collectively, the “issuer-defendants”), including us, approved a tentative settlement proposal that is reflected in a memorandum of understanding. A special committee of our Board of Directors approved the memorandum of understanding in June 2003. The memorandum of understanding is not a legally binding agreement. Further, any final settlement agreement would be subject to a number of conditions, most of which would be outside of our control, including approval by the Court. The underwriter-defendants in the In re Initial Public Offering Securities Litigation (collectively, the “underwriter-defendants”), including the underwriters of our initial public offering, are not parties to the memorandum of understanding.

The memorandum of understanding provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants. The ultimate amount, if any, that may be paid on behalf of Intraware will therefore depend on the final terms of the settlement agreement, including the number of issuer-defendants that ultimately approve the final settlement agreement, and the amounts, if any, recovered by the plaintiffs from the underwriter-defendants and other non-settling defendants. If all or substantially all of the issuer-defendants approve the final settlement agreement, the amount our insurers would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties. If the plaintiffs recover at least $1 billion from the underwriter-defendants, our insurers would have no liability for settlement payments under the proposed terms of the settlement. If the plaintiffs recover less than $1 billion, we believe our insurance will likely cover our share of any payments towards satisfying plaintiffs’ $1 billion recovery deficit.  Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of August 31, 2004, we have not accrued a liability for this matter.

Leon Segen v. ComVest Venture Partners, LP, et al.

In July 2004, a complaint was filed in the United States District Court for the District of Delaware, Civ. No. 04-822, against ComVest Venture Partners, LP; ComVest Management, LLC; Commonwealth Associates Management Company, Inc.; Commonwealth Associates, LP; RMC Capital, LLC; Michael S. Falk; Robert Priddy; Travis L. Provow; Keith Rosenbloom; and Intraware. The complaint describes Intraware as a nominal defendant. The complaint alleges that, between August 2001 and January 2002, all of the defendants other than Intraware were members of a group, and therefore should be treated as a single “person,” for purposes of Sections 13(d)(3) and 16(b) of the Securities Exchange Act of 1934 (the “1934 Act”).  The complaint further alleges that ComVest Venture Partners, LP and Mr. Priddy, while they and the other alleged group members collectively owned more than 10% of a class of our equity securities, bought and sold our equity securities within a 6-month period and failed to disgorge to us the profits allegedly realized in those trades, thereby violating Section 16(b) of the 1934 Act.  Mr. Falk was a member of our Board of Directors from April 2001 to May 2002 and Mr. Provow was a member of our Board of Directors from October 2001 to May 2002.  The complaint demands that ComVest Venture Partners, LP and Mr. Priddy pay over to Intraware the profits they allegedly realized and retained in violation of Section 16(b) of the 1934 Act, together with interest and legal costs. According to the compliant, the amount of those alleged profits is unknown to the plaintiff, however, the information alleged in the complaint suggests that amount may be approximately $1.3 million. The complaint does not seek damages against us.  After the complaint was filed, the plaintiff and Intraware signed a stipulation acknowledging that Intraware takes no position with respect to the claims in the action, and providing that Intraware accepts service of the complaint, that Intraware is not required to file an answer or other response to the complaint, and that Intraware will otherwise have the rights and responsibilities of a party to the action.

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

During the six months ended August 31, 2004 there was no activity in our redeemable convertible preferred stock.

NOTE 6.  NOTES PAYABLE

In August 2003, we issued a note payable to a bank for proceeds of approximately $2.0 million.  The note bears an annual interest rate of the greater of 1% in excess of the bank’s prime rate (4.50% at August 31, 2004) or 5.25%.  The interest rate on the note payable at August 31, 2004, was 5.50%.  The note is payable in fixed monthly principal installments plus interest through September 2005.  In connection with the note payable, we issued a warrant to purchase 41,730 shares of our common stock at an exercise price of $1.19 per share.  The warrant was immediately exercisable and expires in August 2010.  We estimated the allocated fair value of such warrant at approximately $46,000, using the Black-Scholes valuation model with the following assumptions: expected volatility of 136%, risk-free interest rate of 4.01%, expected life of seven years and no dividends.  The value of the warrant was recorded as a debt discount and is being amortized as interest expense using the effective interest method over the life of the note payable.  For the six months ended August 31, 2004, interest expense related to such warrant amounted to approximately $13,000.  The unamortized balance of approximately $11,000 at August

31, 2004, is presented as a discount against the principal balance of the note payable outstanding.  At August 31, 2004, the warrants had not been exercised.

In August 2003, we also entered into a line of credit with the same bank. The line of credit bears annual interest at the greater of the bank’s prime rate plus 1% or 5.50%.  The agreement provided for borrowings of up to $500,000 through August 2004 and was limited to equipment purchases.  As of August 31, 2004, we had borrowed approximately $363,000 under this agreement and the interest rate at that date was 5.50%.  Monthly payments of interest only were payable through August 1, 2004, after which fixed monthly principal installments plus interest will be made through August 2006.

In September 2004, we entered into another line of credit with the same bank.  This new line of credit bears annual interest at the greater of 5.50% or the bank’s prime rate plus 1.00%.  This line of credit allows us to borrow up to $500,000 through August 1, 2005, solely to finance equipment purchases. Monthly payments of interest only are payable through August 2005, after which fixed monthly principal installments plus interest will be made through August 2007.

All of this debt is collateralized by a senior security interest in substantially all of our assets.  We are also required to maintain compliance with certain financial covenants, with all of which we were in compliance at August 31, 2004.

Scheduled maturities of debt at August 31, 2004, are as follows (in thousands):

Years ending:
February 28, 2005	$586
February 28, 2006	760
February 28, 2007	91
$1,437

NOTE 7. ALLIANCES

Provision of Sales and Marketing Services to Software Spectrum for Resale of Third-Party Software

Prior to June 2001, we resold Sun Microsystems, Inc. Internet-related application software (marketed under the brands “Sun/Netscape Alliance” and “iPlanet”) and related maintenance services to end-users in North America under an agreement between us and Sun.  In June 2001, we signed an agreement with Software Spectrum under which we transferred to Software Spectrum our Sun software resale business, including our agreement with Sun for resale of Sun software and maintenance services.  Software Spectrum assumed primary responsibility for resale of Sun software and related maintenance under its agreement with Sun (which has since been replaced by an agreement between Software Spectrum and Sun’s distributor).  We continue to assist Software Spectrum in its sales and marketing of the Sun software currently marketed under the brands “Sun ONE” and “Java Enterprise System,” as well as related maintenance, and also provide our SubscribeNet service to Software Spectrum to enable it to deliver that Sun software to its customers electronically. As part of this arrangement, Software Spectrum pays us a percentage of the gross profit derived from its sales of Sun software licenses and maintenance services, and reimburses us for our cost in maintaining a team dedicated to sales of Sun software licenses and maintenance (included in the Alliance and reimbursement revenue line item on our consolidated statements of operations).  The June 2001 agreement with Software Spectrum was part of our transition out of the business of generally reselling third-party software. At the time we announced this agreement, we also ceased reselling all third-party software except a limited number of products that were complementary to our SubscribeNet service.

In December 2003 and August 2004, we amended our June 2001 agreement with Software Spectrum to add Websense software and Novell Linux software, respectively, to the set of products that Software Spectrum and Intraware jointly resell under that agreement. Under these arrangements, Software Spectrum pays us a percentage of the gross profit derived from our joint sales of Websense and Novell Linux software licenses and maintenance services (included in the Alliance and reimbursement revenue line item on our consolidated statements of operations).

The current term of this agreement with Software Spectrum runs until June 30, 2005.  Either party may terminate the agreement without cause on 90 days’ prior written notice.  Any termination of our relationship with Software Spectrum without an adequate replacement would cause a substantial and immediate decrease in our revenues.

Resale of SubscribeNet Service by Zomax Incorporated

On August 12, 2002, we entered into a strategic alliance agreement (the “Strategic Alliance Agreement”) with Zomax Incorporated (“Zomax”), an international outsource provider of process management services.  The Strategic Alliance Agreement provided for Zomax’ marketing and resale of our SubscribeNet ESDM service to its global customer base.  Under the Strategic Alliance Agreement, Zomax was required to pay a minimum license fee totaling $15 million to us over 10 years, subject to some conditions, including Zomax’ right to cancel the agreement at any time with one year’s notice.  The annual minimum license fee was based on a graduated scale, beginning with $0.5 million in the first year of the agreement and escalating to $2.2 million in the final year of the agreement.  The agreement also provided for Zomax’ payment to us of non-refundable quarterly service fees, based on sales of the SubscribeNet service by Zomax, over the term of the agreement.  Under the agreement, our SubscribeNet service was the only ESDM solution Zomax was permitted to sell and Zomax was the only supply chain management outsourcing industry company we could authorize to resell our SubscribeNet service.  In accordance with the agreement, Zomax made a $1 million prepayment to us on September 3, 2002, to be applied against future fees.  The Strategic Alliance Agreement also provided for Zomax’ payment to us of fees for any referrals by us to Zomax of potential customers for Zomax’ services which resulted in completed sales.  Lastly, we reimbursed Zomax for one-half of the base salary of a product sales manager, up to a maximum amount.

On the day we entered into the Strategic Alliance Agreement, we also completed a private placement of approximately 6.1 million shares of our common stock to Zomax for gross proceeds of approximately $5.0 million.  Upon completion of that private placement, Zomax held approximately 12% of our outstanding common stock.  On September 18, 2003, we filed an amended registration statement to register the resale of the common stock issued to Zomax.  The SEC declared that registration statement effective on September 25, 2003.

On August 29, 2003, Intraware and Zomax amended the Strategic Alliance Agreement to: (1) allow Zomax to terminate the agreement as of August 12, 2004, or as of any date thereafter, with or without cause, by delivery of 30 days prior written notice; (2) accelerate the due date of the payment of $0.4 million by Zomax to us for the second year of the agreement; and (3) reduce the minimum license fee for the third year of the agreement, which was to begin August 12, 2004, from $1.0 million to $0.6 million if Zomax had not terminated the agreement before then.  During the three months ended November 30, 2003, and in accordance with that amendment, we received $0.4 million from Zomax, all of which was recorded as deferred revenue at February 29, 2004, and was to be applied to future services.

On April 30, 2004, Zomax and Intraware mutually terminated the Strategic Alliance Agreement and entered into a new reseller agreement (the “Zomax Reseller Agreement”). The Zomax Reseller Agreement allows Zomax to resell our SubscribeNet service. Zomax will pay us fees, to be determined on a case-by-case basis, for each resale of the SubscribeNet service.  Under the Zomax Reseller Agreement, Zomax will no longer pay minimum annual license fees to us. The term of the Zomax Reseller Agreement is one year, subject to automatic annual renewal for one-year periods. Each party has the right to terminate the Zomax Reseller Agreement without cause upon 60 days’ notice.

As part of the termination of the Strategic Alliance Agreement, Zomax and Intraware will no longer be subject to exclusivity requirements or restrictions on sales to other companies. In addition, in consideration for Zomax’ termination of the Strategic Alliance Agreement, we refunded approximately $0.1 million of the $0.4 million prepayment for future services paid by Zomax to us during the three months ended November 30, 2003.  The remaining deferred revenue balance of approximately $0.4 million at April 30, 2004, was recognized as revenue during the three months ended May 31, 2004, given that we no longer had any obligations under the Strategic Alliance Agreement.

Resale of SubscribeNet Service by Hewlett-Packard Company

In September 2004, we entered into an agreement with Hewlett-Packard Company (“HP”) for its resale of our SubscribeNet service through HP’s Software Publisher Services division (the “HP Reseller Agreement”).  Under the HP Reseller Agreement, HP will pay us service fees based on its resales of the SubscribeNet service.  The term of the HP Reseller Agreement is one year, subject to automatic annual renewal for one-year periods. Each party has the right to terminate the HP Reseller Agreement without cause upon 120 days’ notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended February 29, 2004, which was filed with the Securities and Exchange Commission (“SEC”) on May 5, 2004.  This discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements regarding our future cash and liquidity position, the extent and timing of future revenues and expenses and customer demand, the deployment of our products and services, and our reliance on third parties.  All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those discussed in “Risk Factors” below and elsewhere in this quarterly report on Form 10-Q.

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

We currently see a number of trends in the marketplace that are potentially important for our business. First, after signs of improvement earlier in the year, growth in the macroeconomy and the technology sector seem to have become less certain in recent months, apparently due in part to concerns about geopolitical issues and potential terrorist attacks.  In the current climate, spending by technology companies is cautious. Second, in the past year there have been a number of mergers and acquisitions in the enterprise software sector. These consolidations pose both opportunities and risks for us, potentially leading either to growth in our contracts with those customers or to cancellation of customer contracts. Third, technology companies are increasingly outsourcing operational functions to reduce costs. Our services enable enterprise software companies to outsource key operational functions in a manner that we believe is financially compelling. Therefore, we may benefit from this outsourcing trend. Fourth, the use of hosted web-based applications, which in the past has been limited by concerns about speed, reliability and security, is now becoming more accepted among mainstream businesses, largely because of a desire for cost savings. This trend may benefit us because our SubscribeNet service is a hosted web-based application.

Our management is focused on four key opportunities. The first is what appears to be growing demand for electronic delivery and management of enterprise software applications. The second opportunity is to further penetrate the enterprise software provider market by better integrating and cross-selling our suite of services, including our SubscribeNet digital delivery service, our outsourced sales and marketing services, and the digital rights management and desktop update management and deployment services that we provide through strategic alliances. The third opportunity is to continue expanding into vertical markets other than enterprise software, and into other untapped markets. The fourth is to continue forging alliances with adjacent technology providers to build our market position and develop new revenue streams.

We also face a number of key risks, which are described in the “Risk Factors” beginning on page 26 below.

We earn revenues and generate cash principally through recurring service fees charged for our SubscribeNet service, professional services fees charged for customization of our SubscribeNet service, and profit-sharing and cost reimbursement received for our sales and marketing services. Historically, we have also raised substantial amounts of cash through private stock placements.

Despite our revenue- and cash-generating activities, we have incurred losses and negative cash flows from operations during each fiscal year since inception. For the six months ended August 31, 2004, our net loss was approximately $0.8 million and we had negative cash flows from operations of approximately $1.3 million.  Our cash balances may decline further, although we believe that the effects of our capital financing, strategic actions implemented to improve revenue, and cost controls will be adequate to generate sufficient cash resources to fund our future operations.  If we fail to generate sufficient revenues or adequately control spending, we may be unable to achieve key business objectives.

Critical Accounting Policies and Estimates

This MD&A discusses our unaudited interim consolidated financial information, which has been prepared in accordance with generally accepted accounting principles in the United States of America. In preparing this financial information, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial information and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies related to revenue recognition, costs of deferred revenue, stock-based compensation, allowance for doubtful accounts, goodwill and intangibles, and income taxes to be critical accounting policies due to the estimation process involved in each.

Revenue Recognition

Online services and technology revenue results primarily from three types of arrangements.  First, it results from sales of our SubscribeNet electronic software delivery and management service to software vendors and other companies that distribute software as part of their business.  Second, it results from professional services that we provide to customize our SubscribeNet service for customers, to convert data for customers, and to integrate our proprietary software.  Third, it results from the sale of our proprietary software licenses and related maintenance to companies using those products internally or using those products to provide web-based services to their customers. As a result of the sale of our Asset Management software business in May 2002, we are not currently deriving revenue from licenses, maintenance or integration services for our proprietary software; however, we may recognize such revenues in the future if opportunities arise to sell licenses for our proprietary software underlying our SubscribeNet service and related maintenance. We sell our SubscribeNet service, and will sell proprietary software licenses if opportunities present themselves, primarily through our direct sales force and authorized resellers.

Alliance and reimbursement revenue primarily relates to our alliance agreement with Software Spectrum for sales and marketing services. This revenue consists of a percentage of the gross profit derived from Software Spectrum’s sales of the third-party software and maintenance for which we provide sales and marketing services, and reimbursement for the costs of maintaining a sales team dedicated to providing sales and marketing services to Software Spectrum for that third-party software and maintenance. This revenue is recognized as we provide the services to Software Spectrum.

We derive software product revenues from our past resales of licenses and maintenance for multiple business software product lines. As of July 1, 2001, we generally no longer resell third party software licenses and maintenance, though we still resell licenses for third party products complementary to our SubscribeNet service. Since July 1, 2001, we have continued to recognize revenue from our resale of third party software licenses and related maintenance contracts over the life of the arrangements made prior to July 1, 2001. Vendor specific objective evidence of fair value for the maintenance element of the resold software arrangements has been based on historical and contractual renewal rates for maintenance. We have deferred the maintenance revenue at the outset of the arrangement and recognized it ratably over the period during which the maintenance was to be provided.  This period normally commenced on the date the software was delivered and generally continued for 12 months, although certain maintenance contracts continued for longer periods.  At August 31, 2004, we did not have any deferred revenue relating to software product revenues.

We defer online services and technology revenues related to our SubscribeNet ESDM service and generally recognize them ratably over the term of the service arrangement. Some SubscribeNet service implementations for new customers involve customization essential to the functionality of the service.  In those cases, we defer revenue recognition until the service go-live date is reached and recognize the revenue on a ratable basis over the remaining contract term.  The go-live date is the later of the date on which the essential functionality is delivered, the date on which the website through which the service is provided enters the production environment, or the point at which no additional customization is required.  Our SubscribeNet contracts with customers typically give the customer a period of time (generally five days) to evaluate a SubscribeNet implementation after we have completed it, and provide that the customer is deemed to have accepted the implementation if it has not affirmatively rejected it within that period.  We typically rely on such non-rejections by customers to indicate their acceptance of implementations.  Any subsequent indications by our customers that their implementations have not been properly completed could have a material adverse impact on our financial condition or results of operations.

When we sell additional professional services related to a SubscribeNet agreement, we defer recognition of that revenue until the go-live date for the professional services, similar to the manner in which we treat SubscribeNet service revenues as discussed above.  Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the completion of the professional services. Estimated customer life requires that we periodically estimate the projected life of our existing customers, based on historical information, such as customer renewal rates. Since revenues generated from additional professional services represent less than 6% of our overall revenues for the year ended February 29, 2004, any change to our estimated customer life is unlikely to have a material adverse impact on our financial condition or results of operations.

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

Revenue from transactions through authorized resellers has been recognized when the licenses and maintenance have been resold or utilized by the reseller or when our related obligations have been satisfied. Those transactions primarily consisted of resales, through our authorized resellers, of our proprietary Asset Management software licenses and maintenance (we sold our Asset Management software business to Computer Associates International, Inc during our fiscal year ended February 28, 2003).  For those transactions, we based vendor specific objective evidence of fair value for the maintenance element of the proprietary software arrangements on historical and contractual renewal rates for maintenance. We deferred the maintenance revenue at the outset of the arrangement and recognized it ratably over the period during which the maintenance was to be provided (generally 12 months), which normally commenced on the date the software was delivered.

As mentioned above, a determination that the collection of fees is reasonably assured is a precursor to recognizing revenue. Determination of collectability of payments requires judgment on the part of management and includes periodically evaluating customers’ credit (see “Allowance for Doubtful Accounts” below).

Costs of Deferred Revenue

We capitalize direct costs of revenues related to significant implementation and professional services contracts associated with our SubscribeNet services.  Direct costs include compensation and payroll-related fringe benefits directly related to the time spent on significant implementation and professional services activities.  These costs are recognized over the same term as the associated revenue from those contracts (see “Revenue Recognition” above). Any change in our revenue recognition estimates could result in corresponding changes to our recognition of costs of deferred revenues. At August 31, 2004, we had approximately $0.3 million in capitalized costs of deferred revenues.  We expense customer acquisition costs, including sales commissions, as incurred.

Stock-based Compensation

We account for stock-based compensation for our employees using the intrinsic value method presented in Accounting Principles Board (APB) No. 25, ”Accounting for Stock Issued to Employees,” and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, ”Accounting for Stock-Based Compensation,” and with the disclosure provisions of SFAS No. 148, ”Accounting for Stock-Based Compensation—Transition and Disclosure Amendment of SFAS No. 123.” Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. For our fiscal quarter ended August 31, 2004, no stock-based compensation was recorded for stock options granted to our employees because the exercise price of all stock options granted to our employees was equal to the market price of the underlying stock on the date of grant.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft on a proposed standard for the accounting of stock options. The proposed standard requires companies to value employee stock options and stock issued under employee stock purchase plans using the fair value based method on the grant date and record stock-based compensation expense. The fair value based models that companies are allowed to use could be different from the Black-Scholes option-pricing model, which we currently use to calculate the pro forma effect on net income and earnings per share if we had applied SFAS No. 123 to employee option grants. Note 1 to our unaudited interim consolidated financial information shows what the pro forma net loss and loss per share for the three months ended August 31, 2004 and 2003 would have been if we had applied SFAS No. 123.  However, the actual impact to our results of operations upon adoption of the proposed standard could materially differ from the pro forma information included in Note 1 to our unaudited interim consolidated financial information due to differences in the option-pricing model used, estimates and assumptions required, and options to be included in the calculation upon adoption. The fair value based models require the input of highly subjective assumptions and do not necessarily provide a reliable single measure of the fair value of our stock options. We closely monitor the status of this proposed standard and will evaluate the impact to our financial position and results of operations when the final standard is issued.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses from our inability to collect required payments from our customers. When evaluating the adequacy of this allowance, we analyze specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment history.  We may need to record increases to our allowance balances in the future.  At August 31, 2004, we have many accounts receivable balances and one large unbilled receivable balance.  Any dispute, early contract termination or other collection issue related to these receivable balances could have a material adverse impact on our financial condition or result of operations. At August 31, 2004, our unbilled receivable balance was $0.2 million. This balance relates to our Software Spectrum agreement (see “Revenue Recognition” above). There are no allowances for doubtful accounts related to this balance. This estimate involves management’s judgment, which takes into account Software Spectrum’s prior payment history, current credit-worthiness and overall business condition. Changes in the above factors could have a material impact on actual bad debts incurred.

Goodwill and Intangibles

We are required to regularly review all of our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  We review goodwill balances for impairment at least once annually.  Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review for intangible and long-lived assets is necessary based upon the existence of one or more of the above indicators of impairment, we compare the book value of such assets to the future undiscounted cash flows attributable to those assets. If the book value is greater than the future undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. When we determine an impairment review of goodwill is necessary based on an impairment indicator or based on our annual testing requirements, we compare the fair value of the reporting unit to the carrying value of the reporting unit. If the carrying value of the reporting unit is greater than the fair value of the reporting unit, an impairment may be necessary. Significant judgment is required in the development of projected cash flows for these purposes, including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense.

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

Results of Operations

Total Revenue

The following table sets forth the revenue, changes in revenue and percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the three months ended					For the six months ended
	August 31, 2004			August 31, 2003		August 31, 2004			August 31, 2003
	Total	Change ($)	% of Revenue	Total	% of Revenue	Total	Change ($)	% of Revenue	Total	% of Revenue
Revenues:
Online services and technology	$1,900	$380	73%	$1,520	60%	$3,595	$355	66%	$3,240	61%
Alliance and reimbursement	690	(112)	27%	802	32%	1,266	(398)	23%	1,664	31%
Related party online services and technology	4	(111)	0%	115	5%	538	306	10%	232	4%
Software product sales	—	(88)	0%	88	3%	42	(160)	1%	202	4%
Total revenues	$2,594	$69	100%	$2,525	100%	$5,441	$103	100%	$5,338	100%

Combined online services and technology revenue results primarily from sales of our SubscribeNet services.  Revenues for combined online services and technology for the three and six months ended August 31, 2004, increased from the three and six months ended August 31, 2003, respectively.  The year-over-year increase during the three months ended August 31, 2004, is mainly due to a net increase of approximately $0.3 million in revenue recognized primarily from four of our existing customers.  The year-over-year increase during the six months ended August 31, 2004, is primarily due to the additional revenue recognized from the four customer contracts referenced above and a $0.3 million increase in related party online services and technology revenue.  The related party online services and technology revenue increase resulted from our recognition of the remaining deferred revenue under our strategic alliance agreement with Zomax, upon termination of that agreement in April 2004.   We expect our combined online services and technology revenue and related party online services and technology revenues for our fiscal quarter ending November 30, 2004, to be at approximately the same levels as those during the three months ended August 31, 2004.  The previous sentence is a forward-looking statement that is subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below).

Alliance and reimbursement revenue primarily relates to our alliance agreement with Software Spectrum for sales and marketing services. This revenue consists of a percentage of the gross profit derived from Software Spectrum’s sales of Sun, Novell Linux and Websense software and maintenance for which we provide sales and marketing services, and reimbursement for the costs of maintaining a team dedicated to providing sales and marketing services to Software Spectrum for that third-party software and maintenance.  This alliance agreement with Software Spectrum accounted for more than 10% of our total revenue during the three months ended August 31, 2004 (see Note 7 of our “Notes to Unaudited Interim Consolidated Financial Information” in Item 8 above and

“Risk Factors” beginning on page 26 below). The decrease in alliance and reimbursement revenue for the three and six months ended August 31, 2004, was primarily due to a reduction of the shared gross profit derived from the sales of Sun software licenses and maintenance services, of $0.1 million and $0.3 million, respectively.  This reduction in shared gross profit was due to lower sales of Sun software through our alliance with Software Spectrum during the three and six months ended August 31, 2004.  We expect our alliance and reimbursement revenues in our fiscal quarter ending November 30, 2004, to be approximately the same as or lower than those in our fiscal quarter ended August 31, 2004.  More generally, the Sun software we resell through our alliance with Software Spectrum has experienced a decrease in market share over the past several quarters, which has contributed to a reduction in our alliance and reimbursement revenues, and we expect this product line to experience continued pressure in the marketplace over the longer term.

The decline in software product revenue for the three and six months ended August 31, 2004, was due to our transition out of the business of directly reselling third-party software products and related maintenance.  We do not expect to recognize future revenues from our exited third-party resale business.  However, we may recognize future revenues from resales of software licenses and related services that are complementary to our SubscribeNet service and which we resell as part of a comprehensive ESDM business solution.  The previous two sentences are forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below).

Costs and Expenses

The following table sets forth the costs and expenses, changes in costs and expenses and percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the three months ended					For the six months ended
	August 31, 2004			August 31, 2003		August 31, 2004			August 31, 2003
	Total	Change ($)	% of Revenue	Total	% of Revenue	Total	Change ($)	% of Revenue	Total	% of Revenue

Total cost of revenues	$1,120	$(5)	43%	$1,125	45%	$2,115	$(223)	39%	$2,338	44%
Gross margin	1,474	74	57%	1,400	55%	3,326	326	61%	3,000	56%
Operating expenses:
Sales and marketing	822	127	32%	695	28%	1,574	110	29%	1,464	27%
Product development	409	(348)	16%	757	30%	812	(864)	15%	1,676	31%
General and administrative	902	11	35%	891	35%	1,691	34	31%	1,657	31%
Total operating expenses	2,133	(210)	82%	2,343	93%	4,077	(720)	75%	4,797	90%
Loss from operations	(659)	284	-25%	(943)	-37%	(751)	1,046	-14%	(1,797)	-34%
Interest expense	(26)	35	-1%	(61)	-2%	(55)	75	-1%	(130)	-2%
Interest and other income and expenses, net	26	14	1%	12	0%	42	16	1%	26	0%
Net loss	$(659)	$333	-25%	$(992)	-39%	$(764)	$1,137	-14%	$(1,901)	-36%

Cost of Revenues

Our cost of revenues for the three months ended August 31, 2004, remained consistent with our costs of revenues during the three months ended August 31, 2003.  The margin percentage increase for the three months ended August 31, 2004, primarily reflects our focus on the sale of our own online services and technology, which generate higher margins than third-party products we resold and alliance and reimbursement revenue.

The decrease in cost of revenues for the six months ended August 31, 2004, is primarily due to the $0.1 million decrease in alliance and reimbursement revenue and to the phasing out of our direct software reseller business, which resulted in a $0.1 million reduction in cost of revenues.  The margin percentage increase for the six months ended August 31, 2004, primarily reflects our focus on the sale of our own online services and technology, which generate higher margins than third-party products we resold and alliance and reimbursement revenue.

Cost of revenues primarily consists of certain allocated costs related to our Internet connectivity, assets supporting cost of revenues, and customer support, as well as the costs associated with maintaining our team dedicated to helping Software Spectrum sell Sun, Novell Linux and Websense software, for which we are reimbursed by Software Spectrum. Cost of revenues also consists of professional services personnel costs and the cost of third-party products sold.  When we were in the business of directly reselling third-party software products, we purchased those products at a discount from the third-parties’ established list prices according to standard reseller terms.  We expect total cost of revenues for the current fiscal year to be approximately the same as or lower than, and gross profit margin percentage for the current fiscal year to be greater than, for our fiscal year 2004.  The previous sentence is a forward-looking statement that is subject to risks and uncertainties. The actual mix of sales transactions and the timing of the transactions may cause our cost of revenues and gross profit margins to fluctuate materially from those anticipated (see “Risk Factors” beginning on page 26 below).

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, consulting, promotional materials, trade show expenses and certain allocated overhead costs.

The increase in the dollar amount of our sales and marketing expenses for the three and six months ended August 31, 2004, compared to the three and six months ended August 31, 2003, is primarily due to an increase of approximately $0.2 million and $0.4 million, respectively, in consulting expenditures which were part of our planned increase in sales and marketing expenditures, as discussed below.  This increase was partially offset by a decrease in the number of our sales and marketing personnel, which resulted in a reduction in payroll related expenses of approximately $0.2 million and $0.1 million during the three and six months ended August 31, 2004, respectively.

We plan to continue to increase our expenditures on sales and marketing in fiscal year 2005 over those in fiscal year 2004, both in dollar amounts and as a percentage of revenue. We plan to continue to market and sell our services, and may market and sell proprietary software licenses, directly to customers using our existing sales force and through resellers. We also plan to continue to develop alliances with other companies to sell our services to a broader customer base. The previous three sentences are forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below).

Product Development Expenses

Product development expenses primarily consist of personnel, consulting, software and related maintenance, equipment depreciation expenses and allocated overhead costs.  Costs related to research, design and development of products and services have been charged to product development expense as incurred.

The decrease in the dollar amount and percentage of revenue of our product development expenses for the three and six months ended August 31, 2004, compared to the three and six months ended August 31, 2003, is due primarily to a decrease in software and equipment depreciation expense of approximately $0.3 million and $0.7 million, respectively, as many fixed assets have become fully depreciated during the past several quarters.  The decrease is also due to a one-time expense of approximately $0.2 million related to lease buyouts that occurred during the three and six months ended August 31, 2003.

We anticipate continuing to invest in additional functionality for our SubscribeNet service and underlying proprietary software. However, we expect those investments to fluctuate over time, and expect our product development expenses to fluctuate accordingly. We expect total product development expenditures to be lower in fiscal year 2005 than in fiscal year 2004, both in dollar amounts and as a percentage of revenue, primarily due to expected lower depreciation of equipment. The previous sentences are forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below). We cannot give assurance that our product development efforts will result in new or improved products, features or functionality or that the market will accept the improvements to existing or new products, features or functionality developed.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for administrative and executive personnel, fees for professional services and certain overhead costs.

Our general and administrative expenses for the three and six months ended August 31, 2004, remained consistent with those in the prior year.

We expect total expenditures in fiscal year 2005 to approximate fiscal year 2004 levels. The previous sentence is a forward-looking statement that is subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below).

Interest Expense

For the three months ended August 31, 2004, interest expense was approximately $26,000, a decrease from $61,000 for the three months ended August 31, 2003.  For the six months ended August 31, 2004, interest expense was approximately $55,000, a decrease from $130,000 for the six months ended August 31, 2003.

Interest expense primarily relates to obligations under capital leases and notes payable.  The decrease in interest expense for the three and six months ended August 31, 2004, is primarily due to the reduction of the principal balance on our capital lease obligations.  In August 2003, we replaced certain capital leases with a note payable bearing a lower interest rate (see “Liquidity and Capital Resources” below).

Interest and Other Income and Expenses, Net

For the three months ended August 31, 2004, interest and other income and expenses, net was approximately a $26,000 credit, an increase from a $12,000 credit for the three months ended August 31, 2003.   For the six months ended August 31, 2004, interest and other income and expenses, net was approximately a $42,000 credit, an increase from a $26,000 credit for the six months ended August 31, 2003.

Interest and other income and expenses, net primarily relates to interest earned on our investment balances.  The increase in interest and other income and expenses, net for the three and six months ended August 31, 2004, is primarily the result of our increased cash balance from the prior year.

Income Taxes

From inception through February 29, 2004, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of February 29, 2004, we had approximately $129 million of federal and $59 million of state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts between 2004 and 2025. Because of cumulative ownership changes, federal loss carryforwards totaling approximately $90 million and state loss carryforwards totaling approximately $39 million are subject to limitation. At February 29, 2004, $39 million and $20 million of federal and state net operating losses, respectively, are available, without limitation to offset future taxable income. Should there be a change of ownership in the future; the available net operating losses may be further limited. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, we have recorded a 100% valuation allowance.

Liquidity and Capital Resources

The following table presents our liquidity position at August 31, 2004 and 2003 (in thousands):

	For the six months ended
	August 31, 2004	August 31, 2003

Cash and cash equivalents	$10,944	$5,279
Working capital	$8,255	$1,838
Net cash used in operating activities	$(1,317)	$(1,164)
Net cash used in investing activities	$(151)	$(189)
Net cash provided by (used in) financing activities	$608	$(209)

Our net cash used in operations was $1.3 million for the six months ended August 31, 2004, up from $1.2 million net cash used in operations in the six months ended August 31, 2003. This increase was primarily due to approximately $0.1 million in additional general payroll related expenditures. Our overall net cash used in operating activities primarily resulted from our net loss for the year and the timing of our payments to vendors and receipts from customers. The majority of our operating costs continue to relate to employee payroll and related expenditures.  The net cash used in operations for the six months ended August 31, 2004 came from our existing cash and cash equivalents, and from our issuance of common stock in connection with warrant exercises, our employee stock purchase plan and our employee stock option plans.  We expect to continue to improve our cash used in operations by increasing our billings to customers as more end-users are added to our SubscribeNet service. We plan to use part of those expected increased cash receipts in additional sales and marketing expenditures to expand our market reach. The previous two sentences are forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below).  Our ability to improve our uses of cash and generate positive cash flows in future periods will largely depend on our ability to increase the number of customers of our SubscribeNet service while increasing existing subscriptions through strong contract renewals. It is also important for us to increase our current level of sales through our Software Spectrum sales alliance, and continue to control our operational and customer support costs in future periods.

Our net cash provided by financing activities was approximately $0.6 million for the six months ended August 31, 2004.  Most of this amount came from the issuance of approximately 0.8 million shares of common stock in connection with warrant exercises and our stock option and employee stock purchase plan for approximately $1.0 million.  The proceeds from these stock issuances were offset by payments on our notes payable of approximately $0.5 million (see below).

In August 2003, we entered into an agreement with a bank under which we issued a note payable for proceeds of approximately $2.0 million and obtained access to a $500,000 line of credit. The note payable and line of credit both bear an annual interest rate of the greater of 1% in excess of the bank’s prime rate (4.50% at August 31, 2004) or 5.25%, and are both payable in fixed monthly installments through September 2005.  At August 31, 2004, the interest rate was 5.50%.  We used the proceeds from the note payable to settle our remaining liability under a capital lease bearing an interest rate of approximately 12%. This refinancing enabled us to significantly reduce our monthly capital financing and interest expenditures. The line of credit allowed us to draw for equipment purchases through August 1, 2004.   In September 2004, we entered into an additional $500,000 line of credit at the same interest rate that applies to the note payable and the first line of credit.  The new line of credit allows us to draw for equipment purchases through August 1, 2005.

Under the agreement for the note payable and lines of credit, all borrowings are collateralized by a senior security interest in substantially all of our assets. The agreement also requires us to comply with financial covenants, with which we were in compliance as of August 31, 2004. The agreement further restricts us from incurring or assuming additional indebtedness outside of the note payable and lines of credit, excluding trade payables and certain other liabilities incurred in the ordinary course of business.

Our net cash used in investing activities during the six months ended August 31, 2004 was $0.2 million. This amount was primarily comprised of approximately $0.2 million for our purchase of fixed assets. We paid for these equipment purchases from our cash and cash equivalents, but later drew down approximately $0.1 million under the first of the above-mentioned lines of credit to finance these purchases. We used these fixed asset purchases primarily to upgrade and expand our SubscribeNet infrastructure and corporate information systems. We expect to continue to use and renew our line of credit to finance additional fixed asset purchases at levels that approximate or are slightly higher than our prior year levels. The previous sentence is a forward-looking statement that is subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below).

We believe our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to fund our operating activities, capital expenditures and financing arrangements for the foreseeable future. However, if our SubscribeNet business fails to grow significantly or declines from its current level, we could be forced to seek additional capital.

At August 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

The following table summarizes our debt and lease obligations at August 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). This table provides information through our year ending February 28, 2008, as we do not have any debt or lease obligations beyond that point.

	Payments due by period
	2005	2006	2007	2008	Total
Long-term debt	$619	$781	$92	$—	$1,492	(a)
Operating leases	288	287	2	1	578	(b)
	$907	$1,068	$94	$1	$2,070

(a)          This amount includes approximately $55,000 in interest.

(b)         This amount excludes approximately $281,000, $569,000, $579,000, $597,000, and $300,000 per year for the periods of 2006 through 2010, which will become due and payable as monthly rent payments if we do not exercise our right to exit our operating lease for our Orinda office. In addition, this amount excludes potential sublease receipts.

As of August 31, 2004, our Series A redeemable convertible preferred stock entitled its holders to a liquidation preference of $1.0 million in the event of Intraware’s liquidation.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIE”), an Interpretation of ARB No. 51” (“FIN 46”) and in December 2003, issued a revised interpretation (“FIN 46-R”). FIN No. 46, as revised, requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into prior to February 1, 2003, we were required to adopt the provisions of FIN 46-R in the first quarter of our fiscal year 2005. The adoption of FIN 46-R did not have a significant effect on our financial position or results of operations.

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

In April 2004, the EITF issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share “ (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of a company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a significant effect on our financial position or results of operations.

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

Under our June 2001 agreement with Software Spectrum, we provide Sales and Marketing Services to Software Spectrum to assist in its resale and marketing of Sun, Novell and Websense software licenses and maintenance. Software Spectrum shares with us a portion of its gross profit from resales of Sun, Novell and Websense software licenses and maintenance, and reimburses us for a substantial portion of our cost of maintaining a team dedicated to sales and marketing of that software and maintenance. This contract accounted for substantially all of our Alliance and reimbursement revenues, a significant portion of our Online services and technology revenues, and more than 10% of our total revenues in our 2004 fiscal year and our quarter ended August 31, 2004. While this agreement covers resales of Sun, Novell and Websense software and maintenance, most of the sales under the agreement are of Sun software and maintenance.  In recent years, sales and market share of those Sun software product lines have generally declined. If this trend continues, revenues to us under this contract are likely to decrease over the long term. In addition, the term of this agreement will expire in June 2005, is renewable for subsequent one-year terms, and may be terminated without cause by either party on 90 days’ notice. It is possible that Software Spectrum will terminate this agreement without cause or will choose not to renew the agreement at any renewal point. It is also possible that Sun, Novell and/or Websense will choose to stop permitting Software Spectrum to resell their software. Any termination or non-renewal of our agreement with Software Spectrum, or termination of Software Spectrum’s rights to resell Sun software, would likely cause a substantial and immediate decrease in our revenues.

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

Our prospective customers may delay purchasing, and our new customers may delay implementing, our SubscribeNet service while they assess their internal controls in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.   This may delay our revenue growth.

Section 404 of the Sarbanes-Oxley Act of 2002 requires most publicly traded companies to include in their annual reports an assessment by management of the companies’ internal control structures and procedures for financial reporting, and an attestation by the companies’ registered public accounting firms of that management assessment. To comply with this new requirement, many public companies are preparing detailed documentation of their information technology (“IT”) systems supporting their internal control structures and procedures.  To minimize their risk of error, these companies may be reluctant to add new IT systems until their Section 404 assessments are complete and have been filed with the SEC as part of their annual reports.  As a result, prospective purchasers of our SubscribeNet service may delay completing their purchases of the service, and new SubscribeNet customers may delay implementing the service, while they complete the Section 404 assessments over the next several months.  This could, in turn, cause delays in new sales of our SubscribeNet service and/or delays in recognition of revenue from recent sales of our service.

We have a history of losses and negative cash flow, and we have yet to achieve sustained profitability or positive cash flow. We have recently increased spending on sales and marketing, which could limit or prevent any near-term improvement in our net income and cash flow.

We have incurred significant losses since we were formed in 1996, and have yet to achieve sustained profitability or positive cash flow. As of August 31, 2004, we had an accumulated deficit of approximately $155 million. Also, with the exception of our quarter ended November 30, 2002, we have not achieved positive cash flow from operations since our formation in 1996. Our operating history makes it difficult to evaluate whether or when we will be able to achieve sustained profitability or positive cash flow in the future.

We have recently increased, and plan to increase further, our spending on sales and marketing activities and programs. We believe these investments will contribute to improved financial performance over the longer term, although we cannot assure you that these investments will be successful.  In the near term this increase in our costs may limit or prevent any improvement in our net loss or cash flows.

Competition from other electronic software delivery service providers, and potential customers’ development of their own electronic software delivery systems, could limit our revenue growth and reduce our gross margins.

The market for selling electronic software delivery services is highly competitive.  Some of our competitors have longer operating histories, greater financial, technical, marketing and other resources, broader product and service offerings, better name recognition, and a larger installed base of customers than we do. Some of our competitors also have well-established relationships with our potential customers and with third-party information technology or consulting firms that help market our competitors’ services. We expect competition to intensify as current competitors expand and improve their service offerings and new competitors enter the market. Mergers and consolidation in the information technology industry may also increase competition by enlarging our competitors and their product and service offerings, and/or by reducing the pool of potential customers. In addition, our current and potential customers are primarily information technology companies with strong software development expertise. When considering their alternatives for implementing an electronic software delivery and management system, these companies sometimes elect to develop such systems in-house. While we believe our competitive position is strong against both external competitors and in-house development, we have at times experienced reduced prices, reduced gross margins and lost sales as a result of such competitive factors. Such competition is likely to intensify, which could limit the growth of our revenues or gross margins.

Although our subscription-based sales model for our SubscribeNet service limits the volatility of our Online services and technology revenue, other factors may cause our operating results, and therefore our stock price, to fluctuate.

Our SubscribeNet service fees, which comprise most of our Online services and technology revenues, are recognized ratably over contract terms of generally one year, thereby limiting the quarter-to-quarter volatility of those revenues.   Nevertheless, certain factors may cause our Online services and technology revenues to fluctuate.  In addition, our Alliance and reimbursement revenues and overall operating results are subject to substantial quarterly and annual fluctuation.  In addition to the other risk factors described in this section, factors that could cause such fluctuation include:

•                  Fluctuations in demand for the software we resell jointly with Software Spectrum, which is the basis for most of our Alliance and reimbursement revenue;

•                  Deferral of SubscribeNet revenue recognition due to delays by customers in implementing the SubscribeNet service, due to new sales involving extensive implementations, or due to contract modifications adding future deliverables;

•                  Lengthening of the sales cycle for our SubscribeNet service due to macroeconomic or other factors;

•                  Corporate mergers involving one or more of our customers;

•                  Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our consolidated financial statements or unaudited interim consolidated financial information; and

•                  Changes in accounting rules, such as recording expenses for employee stock option grants.

As a consequence, operating results for a particular future period are difficult to predict, and therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, or financial condition that could adversely affect our stock price.

The market for our technology delivery model and hosted electronic software delivery and management services is immature and volatile, and if it does not develop or develops more slowly than we expect, our business will be harmed.

The market for hosted electronic software delivery and management services is new and unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of software companies, large and small, to increase their use of hosted ESDM services. Many software companies have invested substantial personnel and financial resources to develop their own electronic software delivery systems and therefore may be reluctant or unwilling to migrate to a remotely hosted service. In addition, some software companies have adopted automatic update, or “phone home,” technology for delivering software updates, whereby an end-user’s computer automatically contacts the software company’s server to check whether updates are available and, if so, downloads and installs those updates.  This method for delivering software updates could be viewed by our potential and existing customers as an alternative to our ESDM technology, and therefore any increased adoption of this automatic update technology could hurt our business and results of operations. Further, some software companies may be reluctant to use hosted ESDM services because they are concerned about the security capabilities of these services. If software companies do not perceive the benefits of hosted ESDM services, then the market for these services may develop more slowly than we expect, which would significantly adversely affect our operating results. In addition, in this unproven market, we have limited insight into trends that may develop and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

The technological and functional requirements we must meet to stay competitive are subject to rapid change. If we are unable to quickly adapt to these changes and meet the demands of our current and potential customers, we will likely lose sales and market share and our revenue growth will be limited.

We market primarily to software providers, who generally demand that a service like ours meet high technological and functional standards. To remain competitive in this market and meet the demands of current and prospective customers, we must continually adapt and upgrade our technology and functionality. If we do not respond quickly enough to changing industry standards or the demands of customers and potential customers, we will likely lose sales and market share to competitors and our growth prospects will be limited. In addition, we could incur substantial costs to modify our services or infrastructure in order to adapt to changing standards and demands. If we incur such costs but our sales fail to increase commensurately, we may not be able to achieve sustained profitability and positive operating cash flow.

Defects in our SubscribeNet service could diminish demand for the service and subject us to substantial liability.

Because our service is complex, it may have errors or defects that users identify after they begin using it, which could harm our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. Despite taking precautions to avoid errors, we have from time to time found defects in our service and new errors in our existing service may be detected in the future. Since our customers use our service for important aspects of their business, any errors, defects or other performance problems with our service could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew their agreements with us, could be eligible for credits under our service level agreements, and could delay or withhold payment to us.  We could also lose future sales, or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

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

The proliferation of software viruses is a key risk that could inhibit acceptance by information technology professionals of Web-based electronic software delivery and management. Any well-publicized transmission of a computer virus by us or another company using electronic software delivery could deter information technology professionals from using and deter software providers from outsourcing electronic software delivery, thereby adversely affecting our business. Our SubscribeNet service enables our customers to upload their software products directly onto our systems for downloading by their end-users. Our systems automatically scan our customers’ software products for known computer viruses on an ongoing basis while they are on our systems. However, it is possible that, in spite of those periodic virus scans, our system could transmit the virus to one or more end-users. Any such virus transmission could result in disputes, litigation and negative publicity that could adversely affect our business.

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

Our business has benefited from the tax laws of states in which purchases of software licenses are not taxable if the software is received only electronically. Some states currently experiencing revenue shortfalls are considering whether to change their laws to broaden the taxability of transactions executed over the Internet. Any new imposition of taxes on sales of software licenses, where the software is received electronically, could substantially harm demand for our services and thereby materially adversely affect our business, operating results and financial condition. We have also benefited from implementing our services in Ireland, which offers tax advantages to software companies distributing their software from Ireland to other European countries. Any regulatory change in Ireland or elsewhere that diminishes those advantages could harm our business. Other changes in government regulations, in areas such as privacy and export compliance, could also require us to implement changes in our services or operations that increase our cost of doing business and thereby hurt our financial performance.

Claims by third parties for intellectual property infringement could force us to stop selling our services, force us to pay royalties, and force us to indemnify our customers.

Our business involves a high risk that we will be the target of intellectual property infringement claims.  These claims could take a number of forms, including:

•                  Claims by other digital delivery companies alleging that our digital delivery and related technology infringes their intellectual property rights;

•                  Claims by our customers that we delivered their software to unauthorized third parties, thereby infringing our customers’ intellectual property rights; or

•                  Claims by our customers’ competitors alleging that our customers’ software, which we store and electronically deliver for our customers, infringes those competitors’ intellectual property rights (our customers would typically be required to defend and indemnify us against such claims, but the claims could nevertheless disrupt our business).

These claims could be made for patent, copyright or trademark infringement or for misappropriation of trade secrets.  They could be made directly against us, or indirectly through our contractual indemnification obligations to our customers and channel partners.  Any claims could result in costly litigation and be time-consuming to defend, divert management’s attention and resources, or cause delays in releasing new or upgrading existing services. Royalty or licensing agreements, if required, may be available only on onerous terms, if at all.  Although we carry general liability insurance, our insurance may not cover all potential claims or may not be adequate to protect us from all liability that may be imposed.

We believe we own the rights in, or have the required rights to use, our SubscribeNet technology.  However, there can be no assurance that this technology does not infringe the rights of third parties.  In addition, we take steps to verify that end-users who download our customers’ software through our SubscribeNet service are entitled to deploy and use that software. However, there can be no assurance that this verification procedure will help us defend against claims by, or protect us against liability to, our customers whose software is downloaded.

We are aware that certain other companies are using the name “Intraware” as a company name or as a trademark or service mark. While we have received no notice of any claims of trademark infringement from any of those companies, we cannot assure you that these companies may not claim superior rights to “Intraware” or to other marks we use.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), Public Company Accounting Oversight Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

For example, we currently are not required to record stock-based compensation charges if the employee’s stock option exercise price is equal to or exceeds the deemed fair value of our common stock at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. Although the standards have not been finalized and the timing of a final statement has not been established, FASB has announced its support for recording expense for the fair value of stock options granted. If we were required to change our accounting policy in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148. Accounting for Stock-Based Compensation—Transition and Disclosure, then our net loss and net loss per share would have increased (see Note 1 to our unaudited interim consolidated financial information for the pro forma net loss and loss per share for the three and six months ended August 31, 2003 and 2004).  However, the actual impact to our results of operations upon adoption of the proposed new standard could materially differ from the pro forma information included in Note 1 to our unaudited interim consolidated financial information due to differences in the option-pricing model used, estimates and assumptions required, and options to be included in the calculation upon adoption. The fair value based models require the input of highly subjective assumptions and do not necessarily provide a reliable single measure of the fair value of our stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At August 31, 2004, we had cash and cash equivalents of $10.9 million. We have not used derivative financial instruments in our investment portfolio during fiscal 2004 or the six months ended August 31, 2004. We place our investments with high quality issuers, by policy, in an effort to limit the amount of credit exposure to any one issue or issuer.

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents portfolio, note payable and lines of credit. We have not used derivative financial instruments. The effect of changes in interest rates of +/-10% over a six-month horizon would not have a material effect on the fair value of the portfolio or our debt.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In re Intraware, Inc. Initial Public Offering Securities Litigation

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

In June and July 2003, nearly all of the issuers named as defendants in the In re Initial Public Offering Securities Litigation (collectively, the “issuer-defendants”), including us, approved a tentative settlement proposal that is reflected in a memorandum of understanding. A special committee of our Board of Directors approved the memorandum of understanding in June 2003. The memorandum of understanding is not a legally binding agreement. Further, any final settlement agreement would be subject to a number of conditions, most of which would be outside of our control, including approval by the Court. The underwriter-defendants in the In re Initial Public Offering Securities Litigation (collectively, the “underwriter-defendants”), including the underwriters of our initial public offering, are not parties to the memorandum of understanding.

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

Leon Segen v. ComVest Venture Partners, LP, et al.

In July 2004, a complaint was filed in the United States District Court for the District of Delaware, Civ. No. 04-822, against ComVest Venture Partners, LP; ComVest Management, LLC; Commonwealth Associates Management Company, Inc.; Commonwealth Associates, LP; RMC Capital, LLC; Michael S. Falk; Robert Priddy; Travis L. Provow; Keith Rosenbloom; and Intraware. The complaint describes Intraware as a nominal defendant. The complaint alleges that, between August 2001 and January 2002, all of the defendants other than Intraware were members of a group, and therefore should be treated as a single “person,” for purposes of Sections 13(d)(3) and 16(b) of the Securities Exchange Act of 1934 (the “1934 Act”).  The complaint further alleges that ComVest Venture Partners, LP and Mr. Priddy, while they and the other alleged group members collectively owned more than 10% of a class of our equity securities, bought and sold our equity securities within a 6-month period and failed to disgorge to us the profits allegedly realized in those trades, thereby violating Section 16(b) of the 1934 Act.  Mr. Falk was a member of our Board of Directors from April 2001 to May 2002 and Mr. Provow was a member of our Board of Directors from October 2001 to May 2002.  The complaint demands that ComVest Venture Partners, LP and Mr. Priddy pay over to Intraware the profits they allegedly realized and retained in violation of Section 16(b) of the 1934 Act, together with interest and legal costs. According to the compliant, the amount of those alleged profits is unknown to the plaintiff, however, the information alleged in the complaint suggests that amount may be approximately $1.3 million. The complaint does not seek damages against us.  After the complaint was filed, the plaintiff and Intraware signed a stipulation acknowledging that Intraware takes no position with respect to the claims in the action, and providing that Intraware accepts service of the complaint, that Intraware is not required to file an answer or other response to the complaint, and that Intraware will otherwise have the rights and responsibilities of a party to the action.

We are also subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On August 4, 2004, we held our Annual Meeting of Stockholders. Below are the results of matters submitted to a vote at that meeting.

Proposal No. 1:          The stockholders elected each of the following persons as a Class III Director to hold office until the 2007 Annual Meeting of Stockholders or until earlier resignation or removal.

Director’s Name	Votes For	Votes Withheld

Peter H. Jackson	51,178,437	950,650

Mark B. Hoffman	42,118,237	10,010,870

The following directors were not subject to re-election at the Annual Meeting, and each such director’s term continued after the Annual Meeting:  Brendan A. McLoughlin, Raymond L. Ocampo Jr., Peter F. Pervere, and Bradley M. Shuster.

Proposal No. 2:          The stockholders ratified the Audit Committee’s appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending February 28, 2005, with 51,202,521 affirmative votes, 910,506 negative votes, and 16,060 votes abstaining.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description

3(ii)	Bylaws

10.1	Amendment Three to Sales Alliance Agreement dated June 28, 2001 between Intraware, Inc. and Software Spectrum, Inc. (as successor-in-interest CorpSoft, Inc.).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act — Peter H. Jackson

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act — Wendy A. Nieto

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRAWARE, INC.

Dated:	October 15, 2004	By:	/s/ WENDY A. NIETO
Wendy A. Nieto
Chief Financial Officer and Executive Vice President of Technology and Operations