Form 10-Q
period 2004-11-30
INTRAWARE INC
filed 2005-01-14
CIK 1025134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004

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

As of January 7, 2005 there were 60,417,331 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INTRAWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	November 30, 2004	February 29, 2004
ASSETS
Current assets:
Cash and cash equivalents	$10,145	$11,804
Accounts receivable, net	1,470	1,462
Costs of deferred revenue and prepaid licenses and services	335	214
Other current assets	543	317
Total current assets	12,493	13,797
Cost of deferred revenue, less current portion	72	43
Property and equipment, net	906	897
Other assets, less current portion	52	33
Total assets	$13,523	$14,770

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$1,018	$1,034
Accounts payable	786	577
Accrued expenses	826	928
Deferred revenue	2,302	2,035
Related party deferred revenue	6	648
Total current liabilities	4,938	5,222
Deferred revenue, less current portion	208	295
Notes payable, less current portion	319	766
Total liabilities	5,465	6,283
Contingencies (Note 4)
Redeemable convertible preferred stock; $0.0001 par value; 10,000 shares authorized:
Series A; 552 at November 30 and February 29, 2004 (aggregate liquidation preference of $1,000 at November 30 and February 29, 2004)	897	897
Total redeemable convertible preferred stock	897	897
Stockholders’ equity:
Common stock; $0.0001 par value; 250,000 shares authorized; 60,417 and 59,504 shares issued and outstanding at November 30 and February 29, 2004, respectively	6	6
Additional paid-in-capital	163,145	162,043
Accumulated deficit	(155,990)	(154,459)
Total stockholders’ equity	7,161	7,590
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$13,523	$14,770

See notes to unaudited interim consolidated financial information.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the three months ended		For the nine months ended
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003

Revenues:
Online services and technology	$2,032	$1,661	$5,627	$4,901
Alliance and reimbursement	493	662	1,759	2,326
Related party online services and technology	4	114	542	346
Software product sales	—	89	42	291
Total revenues	2,529	2,526	7,970	7,864
Cost of revenues:
Online services and technology	820	545	2,086	1,804
Alliance and reimbursement	331	405	1,143	1,317
Software product sales	—	77	37	244
Total cost of revenues	1,151	1,027	3,266	3,365
Gross profit	1,378	1,499	4,704	4,499
Operating expenses:
Sales and marketing	756	573	2,330	2,037
Product development	383	560	1,195	2,236
General and administrative	1,107	845	2,798	2,502
Restructuring	(75)	—	(75)	—
Total operating expenses	2,171	1,978	6,248	6,775
Loss from operations	(793)	(479)	(1,544)	(2,276)
Interest expense	(24)	(40)	(79)	(170)
Interest and other income and expenses, net	50	21	92	47
Net loss	$(767)	$(498)	$(1,531)	$(2,399)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)
Weighted average shares - basic and diluted	60,361	58,491	60,032	54,726

See notes to unaudited interim consolidated financial information.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended
	November 30, 2004	November 30, 2003
Cash flows from operating activities:
Net loss	$(1,531)	$(2,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	441	1,438
Amortization of unearned compensation	—	28
Provision for doubtful accounts	13	13
Gain on sale of fixed assets	(2)	—
Amortization of discount on note payable	17	14
Changes in assets and liabilities:
Accounts receivable	(20)	170
Costs of deferred revenue and prepaid licenses and services	(150)	55
Other assets	(245)	(122)
Accounts payable	113	(114)
Accrued expenses	(102)	103
Deferred revenue	180	(476)
Related party deferred revenue	(642)	25
Net cash used in operating activities	(1,928)	(1,265)
Cash flows from investing activities:
Purchases of property and equipment	(354)	(379)
Proceeds from sale of fixed assets	2	—
Net cash used in investment activities	(352)	(379)
Cash flows from financing activities:
Principal payments on note payable	(789)	(165)
Proceeds from notes payable	308	2,165
Proceeds from common stock and warrants	1,102	7,528
Principal payments on capital lease obligations	—	(2,401)
Net cash provided by financing activities	621	7,127
Net increase (decrease) in cash and cash equivalents	(1,659)	5,483
Cash and cash equivalents at beginning of the period	11,804	6,841
Cash and cash equivalents at end of the period	$10,145	$12,324

Supplemental disclosure of cash flow information:
Cash paid for interest	$63	$148
Supplemental non-cash activity:
Common stock issued for preferred stock conversion	$—	$1,584
Purchases of property and equipment included in accounts payable	$96	$155
Issuance of warrant to purchase common stock	$—	$46

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

We have incurred losses and negative cash flow from operations during each fiscal year since inception. For the nine months ended November 30, 2004, we reduced our net loss to approximately $1.5 million and negative cash flows to approximately $1.7 million. Our cash balances may decline further, although we believe that the effects of our capital financing, strategic actions implemented to improve revenue, and cost controls will be adequate to generate sufficient cash resources to fund our future operations.  If we fail to generate sufficient revenues or adequately control spending, we may be unable to achieve key business objectives.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

We derive online services and technology revenues primarily from our SubscribeNet digital delivery service, and from related professional services. Through our fiscal year ended February 28, 2003, we also derived online services and technology revenue from the sale of proprietary software licenses and related maintenance, primarily for our asset management software. We may recognize future revenues from any sale of licenses and maintenance for our proprietary software underlying our SubscribeNet service.

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

We defer online services and technology revenues related to our SubscribeNet digital delivery service, and generally recognize them ratably over the term of the service arrangement. Some SubscribeNet services provided to new customers involve significant implementation or customization essential to the functionality of our SubscribeNet services. In those cases, we defer revenue recognition until the services go-live date and recognize the revenue on a ratable basis over the remaining contract term. The go-live date is the date on which the essential functionality has been delivered or the point at which no additional customization is required, whichever is later. We also sell additional professional services related to existing SubscribeNet agreements.  Generally, those services do not provide stand-alone value to a customer, and accordingly, revenue for those services is recognized ratably over the longer of the remaining estimated duration of the customer relationship or the remaining contract term, commencing with the delivery of the additional services. Such revenue is included in online services and technology.  Related implementation costs, principally labor costs, are deferred and recognized over the same period that the revenue is recognized.

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

When we resold third-party software license and maintenance directly to our customers, or sold our proprietary asset management software licenses and maintenance, we obtained vendor-specific objective evidence of fair value for the maintenance element of the resold and proprietary software arrangements based on historical and contractual renewal rates for maintenance.  In such cases, we deferred the maintenance revenue at the outset of the arrangement and recognized it ratably over the period during which the maintenance was to be provided (generally 12 months), which normally commenced on the date the software was delivered.

Costs of Deferred Revenue

We capitalize direct costs of revenues related to significant implementation and professional services contracts associated with our SubscribeNet services.  Direct costs include compensation and payroll-related fringe benefits directly related to the time spent on significant implementation and professional services activities.  These costs are recognized over the same term as the associated revenue from those contracts (see “Revenue Recognition” above). Any change in our revenue recognition estimates could result in corresponding changes to our recognition of costs of deferred revenues. At November 30, 2004, we had approximately $0.4 million in capitalized costs of deferred revenues.  We expense customer acquisition costs, including sales commissions, as incurred.

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

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	For the three months ended		For the nine months ended
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003
Net loss	$(767)	$(498)	$(1,531)	$(2,399)
Add: Stock-based compensation expense included in reported net loss	—	4	—	28
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(836)	(851)	(2,427)	(2,760)
Pro forma	$(1,603)	$(1,345)	$(3,958)	$(5,131)
Net loss per share — basic and diluted
As reported	$(0.01)	$(0.01)	$(0.03)	$(0.04)
Pro forma	$(0.03)	$(0.02)	$(0.07)	$(0.09)

We calculated the fair value of each option grant on the date of grant, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	For the three months ended		For the nine months ended
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003
Risk-free interest rates	2.83-3.53%	1.51-3.37%	2.00-3.53%	1.51-3.37%
Expected lives (in years)	4	4	4	4
Dividend yield	0%	0%	0%	0%
Expected volatility	110%	134%	110%	134%

We calculated the fair value of the stock issued under the employee stock purchase plan using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	For the three and nine months ended
	November 30, 2004	November 30, 2003
Risk-free interest rates	1.12 - 1.99%	1.22 - 1.96%
Expected lives (in years)	6	6
Dividend yield	0%	0%
Expected volatility	64 - 79%	102 - 151%

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

The following table sets forth the computation of basic and diluted net loss per share as well as securities that are not included in the diluted net loss per share calculation because to do so would be antidilutive (in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003
Numerator:
Net loss	$(767)	$(498)	$(1,531)	$(2,399)
Denominator:
Weighted average shares	60,361	58,491	60,032	54,726
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)
Antidilutive securities not included in weighted average shares:
Redeemable convertible preferred stock	552	556	552	556
Warrants to purchase common stock	1,868	2,215	1,868	2,215
Employee stock options	11,199	8,633	11,199	8,633
	13,619	11,404	13,619	11,404

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 apply to the first interim period beginning after June 15, 2003. During our three months ended November 30, 2003, we adopted the provisions of SFAS No. 150.  The adoption of SFAS No. 150 did not have a material impact on our financial position, results of operations or cash flows.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require us to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which we currently use for our footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a specific valuation methodology. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our third quarter of our fiscal year ending February 28, 2006. We have not yet determined the impact of applying the various provisions of SFAS No. 123R.

NOTE 3. CHANGES IN STOCKHOLDERS’ EQUITY

During the nine months ended November 30, 2004, our stockholders’ equity changed as follows (in thousands):

	Common Stock		Additional Paid-In	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Equity	Loss

Balance at February 29, 2004	59,504	$6	$162,043	$(154,459)	$7,590
Exercise of stock options	371	—	381	—	381
Issuance of common stock for employee stock purchase program	195	—	230	—	230
Conversions of warrants into common stock	347	—	491	—	491
Net loss	—	—	—	(1,531)	(1,531)	$(1,531)
Other comprehensive loss	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	$(1,531)
Balance at November 30, 2004	60,417	$6	$163,145	$(155,990)	$7,161

NOTE 4. CONTINGENCIES

Indemnifications

In the course of our business, we have given indemnities and made commitments and guarantees under which we may be required to make payments. These indemnities include:

•                  Intellectual Property Indemnities to Customers and Resellers. Our customer and reseller agreements for our SubscribeNet service typically contain provisions that indemnify our customers or resellers for damages and costs resulting from claims alleging that our services infringe the intellectual property rights of a third party. We have also entered into software license agreements indemnifying the licensees for damages and costs resulting from claims alleging that the software infringes third-party intellectual property rights. The duration of these indemnities is typically unlimited. Our potential payments under these indemnities are in some cases limited (e.g., to the fees paid to us under the contract or to another amount) and are in other cases unlimited. Where we have given such indemnities for third-party software licenses that we resold, we have typically received similar indemnities from the software publishers. We plan to continue to enter into SubscribeNet service agreements with customers and resellers, to continue to license software, and to continue to provide industry-standard indemnities to our service customers, resellers and licensees.

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

The memorandum of understanding provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants. The ultimate amount, if any, that may be paid on behalf of Intraware will therefore depend on the final terms of the settlement agreement, including the number of issuer-defendants that ultimately approve the final settlement agreement, and the amounts, if any, recovered by the plaintiffs from the underwriter-defendants and other non-settling defendants. If all or substantially all of the issuer-defendants approve the final settlement agreement, the amount our insurers would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties. If the plaintiffs recover at least $1 billion from the underwriter-defendants, our insurers would have no liability for settlement payments under the proposed terms of the settlement. If the plaintiffs recover less than $1 billion, we believe our insurance will likely cover our share of any payments towards satisfying plaintiffs’ $1 billion recovery deficit.  Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of November 30, 2004, we have not accrued a liability for this matter.

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

During the nine months ended November 30, 2004 there was no activity in our redeemable convertible preferred stock.

NOTE 6.  NOTES PAYABLE

In August 2003, we issued a note payable to Silicon Valley Bank for proceeds of approximately $2.0 million.  The note bears an annual interest rate of the greater of 5.25% or 1.00% above the bank’s prime rate (5.00% at November 30, 2004).  The interest rate on the note payable at November 30, 2004, was 6.00%.  The note is payable in fixed monthly principal installments plus interest through September 2005.  In connection with the note payable, we issued a warrant to purchase 41,730 shares of our common stock at an exercise price of $1.19 per share.  The warrant was immediately exercisable and expires in August 2010.  We estimated the allocated fair value of such warrant at approximately $46,000, using the Black-Scholes valuation model with the following assumptions: expected volatility of 136%, risk-free interest rate of 4.01%, expected life of seven years and no dividends.  The value of the warrant was recorded as a debt discount and is being amortized as interest expense using the effective interest method over the life of the note payable.  For the nine months ended November 30, 2004, interest expense related to such warrant amounted to approximately $17,000.  The unamortized balance of approximately $6,000 at November 30, 2004, is presented as a discount against the principal balance of the note payable outstanding.  At November 30, 2004, the warrants had not been exercised.

In August 2003, we also entered into a line of credit with Silicon Valley Bank. The line of credit bears annual interest at the greater of 5.50% or 1.00% above the bank’s prime rate.  The agreement provided for borrowings of up to $500,000 through August 2004 and was limited to equipment purchases.  As of November 30, 2004, we had borrowed approximately $363,000 under this agreement and the interest rate at that date was 6%.  Monthly payments of interest only were payable through August 1, 2004, after which fixed monthly principal installments plus interest will be made through August 2006.

In September 2004, we entered into another line of credit with Silicon Valley Bank.  This new line of credit bears annual interest at the greater of 5.50% or 1.00% above the bank’s prime rate.  This line of credit allows us to borrow up to $500,000 through August 1, 2005, solely to finance equipment purchases.   As of November 30, 2004, we had borrowed approximately $200,000 under this agreement and the interest rate at that date was 6.00%.  Monthly payments of interest only are payable through August 2005, after which fixed monthly principal installments plus interest will be made through August 2007.

All of this debt is collateralized by a senior security interest in substantially all of our assets.  We are also required to maintain compliance with certain financial covenants, with all of which we were in compliance at November 30, 2004.

Scheduled maturities of debt at November 30, 2004, are as follows (in thousands):

Years ending:
February 28, 2005	$293
February 28, 2006	801
February 28, 2007	191
February 28, 2008	58
$1,343

NOTE 7. ALLIANCES

Provision of Sales and Marketing Services to Software Spectrum for Resale of Third-Party Software

Prior to June 2001, we resold Sun Microsystems, Inc. Internet-related application software (marketed under the brands “Sun/Netscape Alliance” and “iPlanet”) and related maintenance services to end-users in North America under an agreement between us and Sun.  In June 2001, we signed an agreement with Software Spectrum under which we transferred to Software Spectrum our Sun software resale business, including our agreement with Sun for resale of Sun software and maintenance services.  Software Spectrum assumed primary responsibility for resale of Sun software and related maintenance under its agreement with Sun (which has since been replaced by an agreement between Software Spectrum and Sun’s distributor).  We continue to assist Software Spectrum in its sales and marketing of the Sun software currently marketed under the brands “Sun ONE” and “Java Enterprise System,” as well as related maintenance, and also provide our SubscribeNet service to Software Spectrum to enable it to deliver that Sun software to its customers electronically. As part of this arrangement, Software Spectrum pays us a percentage of the gross profit derived from its sales of Sun software licenses and maintenance services, and reimburses us for up to a set amount of our costs in maintaining a team dedicated to sales of Sun software licenses and maintenance (included in the Alliance and reimbursement revenue line item on our consolidated statements of operations).  The June 2001 agreement with Software Spectrum was part of our transition out of the business of generally reselling third-party software. At the time we announced this agreement, we also ceased reselling all third-party software except a limited number of products that were complementary to our SubscribeNet service.

In December 2003, we amended our June 2001 agreement with Software Spectrum to add Websense software to the set of products that Software Spectrum and Intraware jointly resell under that agreement. Under these arrangements, Software Spectrum pays us a percentage of the gross profit derived from our joint sales of Websense software licenses and maintenance services (included in the Alliance and reimbursement revenue line item on our consolidated statements of operations).

The current term of this agreement with Software Spectrum runs until June 30, 2005.  Either party may terminate the agreement without cause on 90 days’ prior written notice.  Any termination of our relationship with Software Spectrum without an adequate replacement would cause a substantial and immediate decrease in our revenues.

Resale of SubscribeNet Service by Zomax Incorporated

On August 12, 2002, we entered into a strategic alliance agreement (the “Strategic Alliance Agreement”) with Zomax Incorporated (“Zomax”), an international outsource provider of process management services.  The Strategic Alliance Agreement provided for Zomax’ marketing and resale of our SubscribeNet digital delivery service to its global customer base.  Under the Strategic Alliance Agreement, Zomax was required to pay a minimum license fee totaling $15 million to us over 10 years, subject to some conditions, including Zomax’ right to cancel the agreement at any time with one year’s notice.  The annual minimum license fee was based on a graduated scale, beginning with $0.5 million in the first year of the agreement and escalating to $2.2 million in the final year of the agreement.  The agreement also provided for Zomax’ payment to us of non-refundable quarterly service fees, based on sales of the SubscribeNet service by Zomax, over the term of the agreement.  Under the agreement, our SubscribeNet service was the only electronic software delivery solution Zomax was permitted to sell and Zomax was the only supply chain management outsourcing industry company we could authorize to resell our SubscribeNet service.  In accordance with the agreement, Zomax made a $1 million prepayment to us on September 3, 2002, to be applied against future fees.  The Strategic Alliance Agreement also provided for Zomax’ payment to us of fees for any referrals by us to Zomax of potential customers for Zomax’ services which resulted in completed sales.  Lastly, we reimbursed Zomax for one-half of the base salary of a product sales manager, up to a maximum amount.

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

NOTE 8. RESTRUCTURING

During the three months ended November 30, 2004, we realized a payroll tax refund for overpaid payroll taxes of approximately $75,000.  These overpaid payroll taxes related to supplemental unemployment compensation benefits for involuntarily terminated employees during our restructuring events in December 2000, August 2001 and May 2002.  As of November 30, 2004 we believe all transactions relating to past restructuring events have been recognized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial information and related notes included in our annual report on Form 10-K for the fiscal year ended February 29, 2004, which was filed with the Securities and Exchange Commission (“SEC”) on May 5, 2004.  This discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements about our future cash and liquidity position, the amount and timing of future revenues and expenses and customer demand, our deployment of products and services, and activities of third parties on which we rely.  All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those discussed in “Risk Factors” below and elsewhere in this Form 10-Q.

INTRAWARE OVERVIEW

Our goal is to be the preeminent digital delivery and entitlement services provider. We are pursuing a three-pronged strategy to achieve this goal. First, we are seeking to solidify and strengthen our technological advantage by further improving our digital delivery solutions through internal research and development and through alliances with adjacent technology providers. Second, we are seeking to extend our customer base by strengthening our sales force, implementing new marketing programs focused on lead generation, offering new functional capabilities and pricing packages, and providing exceptional customer service. Third, we are working to become a profitable, cash-generating company by growing our SubscribeNet business and practicing stringent fiscal responsibility.

We currently see a number of trends in the marketplace that are potentially important for our business. First, growth in the macroeconomy and the technology sector seem to have been uncertain over the past year, apparently due in part to concerns about geopolitical issues, potential terrorist attacks and petroleum costs.  In the current climate, spending by technology companies is cautious. Second, in the past year there have been a number of mergers and acquisitions in the enterprise software sector. These consolidations pose both opportunities and risks for us, potentially leading either to growth in our contracts with those customers or to cancellation of customer contracts. Third, technology companies are increasingly outsourcing operational functions to reduce costs. Our services enable enterprise software companies to outsource key operational functions in a manner that we believe is financially compelling. Therefore, we may benefit from this outsourcing trend. Fourth, the use of hosted web-based applications, which in the past has been limited by concerns about speed, reliability and security, is now becoming more accepted among mainstream businesses, largely because of a desire for cost savings. This trend may benefit us because our SubscribeNet service is a hosted web-based application.

Our management is focused on four key opportunities. The first opportunity is what appears to be growing demand for electronic delivery and management of enterprise software applications. The second opportunity is to further penetrate the enterprise software provider market by better integrating and cross-selling our suite of services, including our SubscribeNet digital delivery service, our outsourced sales and marketing services, and the e-commerce services and software licensing integration that we provide through strategic alliances. The third opportunity is to continue expanding into vertical markets other than enterprise software, and into other untapped markets. The fourth opportunity is to continue forging alliances with adjacent technology providers to build our market position and develop new revenue streams.

We also face a number of key risks, which are described in the “Risk Factors” beginning on page 27 below.

We earn revenues and generate cash principally through recurring service fees charged for our

SubscribeNet service, professional services fees charged for customization of our SubscribeNet service, and profit-sharing and cost reimbursement received for our sales and marketing services. Historically, we have also raised substantial amounts of cash through private and public stock placements.

Despite our revenue- and cash-generating activities, we have incurred losses and negative cash flows from operations during each fiscal year since inception. For the nine months ended November 30, 2004, our net loss was approximately $1.5 million and we had negative cash flows from operations of approximately $1.7 million.  Our cash balances may decline further, although we believe that the effects of our capital financing, strategic actions implemented to improve revenue, and cost controls will be adequate to generate sufficient cash resources to fund our future operations.  If we fail to generate sufficient revenues or adequately control spending, we may be unable to achieve key business objectives.

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

Revenue Recognition

Online services and technology revenue results primarily from three types of arrangements.  First, it results from sales of our SubscribeNet digital delivery service to software vendors and other companies that distribute software as part of their business.  Second, it results from professional services that we provide to customize our SubscribeNet service for customers, to convert data for customers, and to integrate our proprietary software.  Third, it results from the sale of our proprietary software licenses and related maintenance to companies using those products internally or using those products to provide web-based services to their customers. As a result of the sale of our Asset Management software business in May 2002, we are not currently deriving revenue from licenses, maintenance or integration services for our proprietary software; however, we may recognize such revenues in the future if opportunities arise to sell licenses for our proprietary software underlying our SubscribeNet service and related maintenance. We sell our SubscribeNet service, and will sell proprietary software licenses if opportunities present themselves, primarily through our direct sales force and authorized resellers.

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

We derive software product revenues from our past resales of licenses and maintenance for multiple business software product lines. As of July 1, 2001, we generally no longer resell third-party software licenses and maintenance, though we still resell licenses for third-party products complementary to our SubscribeNet service. Since July 1, 2001, we have continued to recognize revenue from our resale of third-party software licenses and related maintenance contracts over the life of the arrangements made prior to July 1, 2001. Vendor specific objective evidence of fair value for the maintenance element of the resold software arrangements has been based on historical and contractual renewal rates for maintenance. We deferred the maintenance revenue at the outset of the arrangement and recognized it ratably over the period during which the maintenance was to be provided.  This period normally commenced on the date the software was delivered and generally continued for 12 months, although certain maintenance contracts continued for longer periods.  At November 30, 2004, we did not have any deferred revenue relating to software product revenues.

We defer online services and technology revenues related to our SubscribeNet digital delivery service and generally recognize them ratably over the term of the service arrangement. Some SubscribeNet service implementations for new customers involve customization essential to the functionality of the service.  In those cases, we defer revenue recognition until the service go-live date is reached and recognize the revenue on a ratable basis over the remaining contract term.  The go-live date is the later of the date on which the essential functionality is delivered or the point at which no additional customization is required.  Our SubscribeNet contracts with customers typically give the customer a period of time (generally five days) to evaluate a SubscribeNet implementation after we have completed it, and provide that the customer is deemed to have accepted the implementation if it has not affirmatively rejected it within that period.  We typically rely on such non-rejections by customers to indicate their acceptance of implementations.  Any subsequent indications by our customers that their implementations have not been properly completed could have a material adverse impact on our financial condition or results of operations.

We also sell additional professional services related to SubscribeNet agreements.  Generally, these services do not provide stand-alone value to a customer, and accordingly, we defer recognition of that revenue until the go-live date for the professional services, similar to the manner in which we treat SubscribeNet service revenues as discussed above.  Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the completion of the professional services. Estimated customer life requires that we periodically estimate the projected life of our existing customers, based on historical information, such as customer renewal rates. Since revenues generated from additional professional services represent less than 6% of our overall revenues for the year ended February 29, 2004, any change to our estimated customer life is unlikely to have a material adverse impact on our financial condition or results of operations.

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

Revenue from transactions through authorized resellers has been recognized when the licenses and maintenance have been resold or utilized by the reseller or when our related obligations have been satisfied. Those transactions primarily consisted of resales, through our authorized resellers, of our proprietary Asset Management software licenses and maintenance (we sold our Asset Management software business to Computer Associates International, Inc. during our fiscal year ended February 28, 2003).  For those transactions, we based vendor specific objective evidence of fair value for the maintenance element of the proprietary software arrangements on historical and contractual renewal rates for maintenance. We deferred the maintenance revenue at the outset of the arrangement and recognized it ratably over the period during which the maintenance was to be provided (generally 12 months), which normally commenced on the date the software was delivered.

As mentioned above, a determination that the collection of fees is reasonably assured is a precursor to recognizing revenue. Determination of collectability of payments requires judgment on the part of management and includes periodically evaluating customers’ credit (see “Allowance for Doubtful Accounts” below).

Costs of Deferred Revenue

We capitalize direct costs of revenues related to significant implementation and professional services contracts associated with our SubscribeNet services.  Direct costs include compensation and payroll-related fringe benefits directly related to the time spent on significant implementation and professional services activities.  These costs are recognized over the same term as the associated revenue from those contracts (see “Revenue Recognition” above). Any change in our revenue recognition estimates could result in corresponding changes to our recognition of costs of deferred revenues. At November 30, 2004, we had approximately $0.4 million in capitalized costs of deferred revenues.  We expense customer acquisition costs, including sales commissions, as incurred.

Stock-based Compensation

We account for stock-based compensation for our employees using the intrinsic value method presented in Accounting Principles Board (APB) No. 25, ”Accounting for Stock Issued to Employees,” and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, ”Accounting for Stock-Based Compensation,” and with the disclosure provisions of SFAS No. 148, ”Accounting for Stock-Based Compensation—Transition and Disclosure Amendment of SFAS No. 123.” Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. For our fiscal quarter ended November 30, 2004, no stock-based compensation was recorded for stock options granted to our employees because the exercise price of all stock options granted to our employees was equal to the market price of the underlying stock on the date of grant.

In October 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised) “Share Based Payment” (SFAS No. 123R). The standard requires companies to value employee stock options and stock issued under employee stock purchase plans using the fair value based method on the grant date and record stock-based compensation expense. The fair value based models that companies are allowed to use can be different from the Black-Scholes option-pricing model, which we currently use to calculate the pro forma effect on net income and earnings per share if we had applied SFAS No. 123 to employee option grants. Note 2 to our unaudited interim consolidated financial information shows what the pro forma net loss and loss per share for the three months ended November 30, 2004 and 2003 would have been if we had applied SFAS No. 123.  However, the actual impact to our results of operations upon adoption of the standard could materially differ from the pro forma information included in Note 2 to our unaudited interim consolidated financial information due to differences in the option-pricing model used, estimates and assumptions required, and options to be included in the calculation upon adoption. The fair value based models require the input of highly subjective assumptions and do not necessarily provide a reliable single measure of the fair value of our stock options. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our third quarter of our fiscal year ending February 28, 2006.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses from our inability to collect required payments from our customers. When evaluating the adequacy of this allowance, we analyze specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment history.  We may need to record increases to our allowance balances in the future.  At November 30, 2004, we have many accounts receivable balances and one large unbilled receivable balance.  Any dispute, early contract termination or other collection issue related to these receivable balances could have a material adverse impact on our financial condition or result of operations. At November 30, 2004, our unbilled receivable balance was $0.3 million. This balance relates to our Software Spectrum agreement (see “Revenue Recognition” above). There are no allowances for doubtful accounts related to this balance. This estimate involves management’s judgment, which takes into account Software Spectrum’s prior payment history, current credit-worthiness and overall business condition. Changes in the above factors could have a material impact on actual bad debts incurred.

Goodwill and Intangibles

We are required to regularly review all of our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  We review goodwill balances for impairment at least once annually and have determined that we have one reporting unit.  Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review for intangible and long-lived assets is necessary based upon the existence of one or more of the above indicators of impairment, we compare the book value of such assets to the future undiscounted cash flows attributable to those assets. If the book value is greater than the future undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. When we determine an impairment review of goodwill is necessary based on an impairment indicator or based on our annual testing requirements, we compare the fair value of the reporting unit to the carrying value of the reporting unit. If the carrying value of the reporting unit is greater than the fair value of the reporting unit, an impairment may be necessary. Significant judgment is required in the development of projected cash flows for these purposes, including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense.

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

Results of Operations

Total Revenue

The following table sets forth the revenue, changes in revenue and percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the three months ended					For the nine months ended
	November 30, 2004			November 30, 2003		November 30, 2004			November 30, 2003
	Total	Change	% of Revenue	Total	% of Revenue	Total	Change	% of Revenue	Total	% of Revenue
Revenues:
Online services and technology	$2,032	$371	80%	$1,661	66%	$5,627	$726	70%	$4,901	62%
Alliance and reimbursement	493	(169)	20%	662	26%	1,759	(567)	22%	2,326	30%
Related party online services and technology	4	(110)	0%	114	5%	542	196	7%	346	4%
Software product sales	—	(89)	0%	89	3%	42	(249)	1%	291	4%
Total revenues	$2,529	$3	100%	$2,526	100%	$7,970	$106	100%	$7,864	100%

Combined online services and technology revenue results primarily from sales of our SubscribeNet service.  Revenues for combined online services and technology for the three and nine months ended November 30, 2004, increased from the three and nine months ended November 30, 2003, respectively.  The year-over-year online services and technology increase during the three and nine months ended November 30, 2004, is mainly due to a net increase of approximately $0.3 million and $0.7 million, respectively, in revenue recognized primarily from four of our existing customers.  The related party online services and technology revenue increase for the nine months ended November 30, 2004, resulted from our recognition of the remaining deferred revenue under our strategic alliance agreement with Zomax, upon termination of that agreement in April 2004.   The related party online services and technology revenue decrease for the three months ended November 30, 2004, resulted from our termination of that strategic alliance agreement.  We expect our online services and technology revenue and related party online services and technology revenues for our fiscal quarter ending February 28, 2005, to be slightly higher than those for the three months ended November 30, 2004.  The previous sentence is a forward-looking statement that is subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 27 below).

Alliance and reimbursement revenue primarily relates to our alliance agreement with Software Spectrum for sales and marketing services. This revenue consists of a percentage of the gross profit derived from Software Spectrum’s sales of Sun and Websense software and maintenance for which we provide sales and marketing services, and reimbursement for the costs of maintaining a team dedicated to providing sales and marketing services to Software Spectrum for that third-party software and maintenance.  This alliance agreement with Software Spectrum accounted for more than 10% of our total revenue during the three months ended November 30, 2004 (see Note 7 of our “Notes to Unaudited Interim Consolidated Financial Information” in Item 1 above and “Risk Factors” beginning on page 27 below). The decrease in alliance and reimbursement revenue for the three and nine months ended November 30, 2004, was primarily due to a reduction of the shared gross profit derived from the sales of Sun software licenses and maintenance services, of $0.1 million and $0.4 million, respectively.  This reduction in shared gross profit was due to lower sales of Sun software through our alliance with Software Spectrum during the three and nine months ended November 30, 2004.  We expect our alliance and reimbursement revenues in our fiscal quarter ending February 28, 2005, to be slightly higher than those in our fiscal quarter ended November 30, 2004, in accordance with past seasonality we have experienced with these revenues.  More generally, the Sun software we resell through our alliance with Software Spectrum has experienced a decrease in market share over the past several quarters, which has contributed to a reduction in our alliance and reimbursement revenues, and we expect this product line to experience continued pressure in the marketplace over the longer term.

The decline in software product revenue for the three and nine months ended November 30, 2004, was due to our transition out of the business of directly reselling third-party software products and related maintenance.  We do not expect to recognize future revenues from our exited third-party resale business.  However, we may recognize future revenues from resales of software licenses and related services that are complementary to our SubscribeNet service and which we resell as part of a comprehensive digital delivery solution.  The previous two sentences are forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 27 below).

Costs and Expenses

The following table sets forth the costs and expenses, changes in costs and expenses and percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the three months ended					For the nine months ended
	November 30, 2004			November 30, 2003		November 30, 2004			November 30, 2003
	Total	Change	% of Revenue	Total	% of Revenue	Total	Change	% of Revenue	Total	% of Revenue

Total cost of revenues	$1,151	$124	46%	$1,027	41%	$3,266	$(99)	41%	$3,365	43%
Gross margin	1,378	(121)	54%	1,499	59%	4,704	205	59%	4,499	57%
Operating expenses:
Sales and marketing	756	183	30%	573	23%	2,330	293	29%	2,037	26%
Product development	383	(177)	15%	560	22%	1,195	(1,041)	15%	2,236	28%
General and administrative	1,107	262	44%	845	33%	2,798	296	35%	2,502	32%
Restructuring	(75)	(75)	-3%	—	0%	(75)	(75)	-1%	—	0%
Total operating expenses	$2,171	$193	86%	$1,978	78%	$6,248	$(527)	78%	$6,775	86%

Cost of Revenues

Our cost of revenues increase and margin percentage decrease for the three months ended November 30, 2004, is primarily due to incremental investments made to support a larger support organization and infrastructure for the SubscribeNet service and variable support costs for higher bandwidth utilization rates.

The decrease in cost of revenues for the nine months ended November 30, 2004, is primarily due to the $0.2 million decrease in alliance and reimbursement cost of revenue and to the phasing out of our direct software reseller business, which resulted in a $0.2 million reduction in cost of revenues.   These decreases were partially offset by investments in our SubscribeNet service as described above. The margin percentage increase for the nine months ended November 30, 2004, primarily reflects our focus on the sale of our own online services and technology, which generate higher margins than either our earlier resale of third-party products directly to customers or our alliance and reimbursement revenue.

Cost of revenues primarily consists of certain allocated costs related to our Internet connectivity, assets supporting cost of revenues, and customer support, as well as the costs associated with maintaining our team dedicated to helping Software Spectrum sell Sun and Websense software, for which we are reimbursed by Software Spectrum. Cost of revenues also consists of professional services personnel costs and the cost of third-party products sold.  When we were in the business of directly reselling third-party software products, we purchased those products at a discount from the third-parties’ established list prices according to standard reseller terms.  We expect total cost of revenues and gross profit margin percentages for the current fiscal year to be approximately the same as for our fiscal year 2004.  The previous sentence is a forward-looking statement that is subject to risks and uncertainties. The actual mix of sales transactions and the timing of the transactions may cause our cost of revenues and gross profit margins to fluctuate materially from those anticipated (see “Risk Factors” beginning on page 27 below).

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, consulting, promotional materials, trade show expenses and certain allocated overhead costs.

The increase in the dollar amount of our sales and marketing expenses for the three months ended November 30, 2004, is primarily due to an increase of approximately $0.1 million in outside services related to marketing and advertising which were part of our planned increase in sales and marketing expenditures. The increase is also attributable to an increase of approximately $0.1 million in related payroll expense resulting from greater commissions during the period.

The increase in the dollar amount of our sales and marketing expenses for the nine months ended November 30, 2004, is primarily due to an increase of approximately $0.5 million in outside services related to marketing and advertising which were part of our planned growth in sales and marketing expenditures. This increase was partially offset by a reduction in payroll related expenses of approximately $0.1 million during the nine months ended November 30, 2004.

We plan to continue to increase our expenditures on sales and marketing in fiscal year 2005 over those in fiscal year 2004, both in dollar amounts and as a percentage of revenue. We plan to continue to market and sell our services, and may market and sell proprietary software licenses, directly to customers using our existing sales force and through resellers. We also plan to continue to develop alliances with other companies to sell our services to a broader customer base. The previous three sentences are forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 27 below).

Product Development Expenses

Product development expenses primarily consist of personnel, consulting, software and related maintenance, equipment depreciation expenses and allocated overhead costs.  Costs related to research, design and development of products and services have been charged to product development expense as incurred.

The decrease in the dollar amount and percentage of revenue of our product development expenses for the three months ended November 30, 2004, compared to the three months ended November 30, 2003, is due primarily to an increase in the portion of our product development resources applied to costs of sales activities during the three months ended November 30, 2004, which resulted in a decrease in overall product development expenses of approximately $0.2 million.

The decrease in the dollar amount and percentage of revenue of our product development expenses for the nine months ended November 30, 2004, compared to the nine months ended November 30, 2003, is due primarily to a decrease in software and equipment depreciation expense of approximately $0.8 million, as many fixed assets have become fully depreciated during the past several quarters.  The decrease is also due to a one-time expense of approximately $0.2 million related to lease buyouts that occurred during the nine months ended November 30, 2003.

We anticipate continuing to invest in additional functionality for our SubscribeNet service and underlying proprietary software. However, we expect those investments to fluctuate over time, and expect our product development expenses to fluctuate accordingly. We expect total product development expenditures to be lower in fiscal year 2005 than in fiscal year 2004, both in dollar amounts and as a percentage of revenue, primarily due to expected lower depreciation of equipment. The previous sentences are forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 27 below). We cannot give assurance that our product development efforts will result in new or improved products, features or functionality or that the market will accept the improvements to existing or new products, features or functionality developed.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for administrative and executive personnel, fees for professional services and certain overhead costs.

The increase in the dollar amount of our general and administrative expenses for the three and nine months ended November 30, 2004, is primarily due to an increase of approximately $0.2 million in outside consulting services and temporary costs associated with preparation for evaluation of our internal controls to enable management to report on, and our auditors attest to, our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

We expect total general and administrative expenses in fiscal year 2005 to be slightly higher than our fiscal year 2004 levels. The previous sentence is a forward-looking statement that is subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 27 below).

Restructuring

During the three months ended November 30, 2004, we realized a payroll tax refund for overpaid payroll taxes of approximately $75,000.  These overpaid payroll taxes related to supplemental unemployment compensation benefits for involuntarily terminated employees during our restructuring events in December 2000, August 2001 and May 2002.  As of November 30, 2004 we believe all transactions relating to past restructuring events have been recognized.

Interest Expense

For the three months ended November 30, 2004, interest expense was approximately $24,000, a decrease from $40,000 for the three months ended November 30, 2003.  For the nine months ended November 30, 2004, interest expense was approximately $79,000, a decrease from $170,000 for the nine months ended November 30, 2003.

Interest expense primarily relates to obligations under capital leases and notes payable.  The decrease in interest expense for the three and nine months ended November 30, 2004, is primarily due to the reduction of the principal balance on our capital lease obligations.  In August 2003, we replaced certain capital leases with a note payable bearing a lower interest rate (see Note 6 of our “Notes to Unaudited Interim Consolidated Financial Information” in Item 1 above, and  “Liquidity and Capital Resources” below).

Interest and Other Income and Expenses, Net

For the three months ended November 30, 2004, interest and other income and expenses, net was approximately a $50,000 credit, an increase from a $21,000 credit for the three months ended November 30, 2003.   For the nine months ended November 30, 2004, interest and other income and expenses, net was approximately a $92,000 credit, an increase from a $47,000 credit for the nine months ended November 30, 2003.

Interest and other income and expenses, net primarily relates to interest earned on our investment balances.  The increase in interest and other income and expenses, net for the three and nine months ended November 30, 2004, is primarily the result of our increased average cash balance from the prior year. The increase for the three and nine months ended November 30, 2004 also includes approximately $10,000 related to a payroll tax refund for overpaid payroll taxes (See “Restructuring” above).

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

Liquidity and Capital Resources

The following table presents our liquidity position at November 30, 2004 and 2003 (in thousands):

	For the nine months ended
	November 30, 2004	November 30, 2003

Cash and cash equivalents	$10,145	$5,279
Working capital	$7,555	$1,838
Net cash used in operating activities	$(1,928)	$(1,265)
Net cash provided by financing activities	$621	$7,127
Net cash used in investing activities	$(352)	$(379)

Our net cash used in operations was $1.9 million for the nine months ended November 30, 2004, up from $1.3 million net cash used in operations in the nine months ended November 30, 2003. This increase was primarily due to approximately $0.5 million in additional marketing related activities as described above. Our overall net cash used in operating activities primarily resulted from our net loss for the year and the timing of our payments to vendors and receipts from customers. The majority of our operating costs continue to relate to employee payroll and related expenditures.  The net cash used in operations for the nine months ended November 30, 2004 came from our existing cash and cash equivalents, and from our issuance of common stock in connection with warrant exercises, our employee stock purchase plan and our employee stock option plans.  We expect to continue to improve our cash used in operations by increasing our billings to customers as more end-users are added to our SubscribeNet service. We plan to use part of those expected increased cash receipts in additional sales and marketing expenditures to expand our market reach. The previous two sentences are forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 27 below).  Our ability to improve our uses of cash and generate positive cash flows in future periods will largely depend on our ability to increase the number of customers of our SubscribeNet service while increasing existing subscriptions through strong contract renewals. It is also important for us to increase our current level of sales through our Software Spectrum sales alliance, and continue to control our operational and customer support costs in future periods.

Our net cash provided by financing activities was approximately $0.6 million for the nine months ended November 30, 2004.  Most of this amount came from the issuance of approximately 0.9 million shares of common stock pursuant to warrant and stock option exercises and employee stock purchases for approximately $1.1 million.  The proceeds from these stock issuances were offset by payments on our notes payable of approximately $0.8 million (see below).

In August 2003, we entered into an agreement with Silicon Valley Bank under which we issued a note payable for proceeds of approximately $2.0 million and obtained access to a $500,000 line of credit. The note payable and line of credit both bear an annual interest rate of the greater of 1% in excess of the bank’s prime rate (5.00% at November 30, 2004) or 5.25%, and are both payable in fixed monthly installments through September 2005.  At November 30, 2004, the interest rate was 6.00%.  We used the proceeds from the note payable to settle our remaining liability under a capital lease bearing an interest rate of approximately 12%. This refinancing enabled us to significantly reduce our monthly capital financing and interest expenditures. The line of credit allowed us to draw for equipment purchases through August 1, 2004.   In September 2004, we entered into an additional $500,000 line of credit at the same interest rate that applies to the note payable and the first line of credit.  The new line of credit allows us to draw for equipment purchases through August 1, 2005.

Under the agreement for the note payable and lines of credit, all borrowings are collateralized by a senior security interest in substantially all of our assets. The agreement also requires us to comply with financial covenants, with which we were in compliance as of November 30, 2004. The agreement further restricts us from incurring or assuming additional indebtedness outside of the note payable and lines of credit, excluding trade payables and certain other liabilities incurred in the ordinary course of business.

Our net cash used in investing activities during the nine months ended November 30, 2004 was $0.4 million. This amount was primarily comprised of purchases of fixed assets. We paid for these equipment purchases from our cash and cash equivalents, but later drew down approximately $0.3 million under the above-mentioned lines of credit to finance these purchases. We used these fixed asset purchases primarily to upgrade and expand our SubscribeNet infrastructure and corporate information systems. We expect to continue to use and renew our line of credit to finance additional fixed asset purchases at levels that approximate or are slightly higher than our prior year levels. The previous sentence is a forward-looking statement that is subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 27 below).

We believe our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to fund our operating activities, capital expenditures and financing arrangements for the foreseeable future. However, if our SubscribeNet business fails to grow significantly or declines from its current level, we could be forced to seek additional capital.

At November 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

The following table summarizes our debt and lease obligations at November 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). This table provides information through our year ending February 28, 2008, as we do not have any debt or lease obligations beyond that point.

	Payments due by period
	2005	2006	2007	2008	Total
Long term debt	$311	$836	$199	$60	$1,406	(a)
Operating leases	144	287	2	1	434	(b)
	$455	$1,123	$201	$61	$1,840

(a)                      This amount includes approximately $62,000 in interest.

(b)                     This amount excludes approximately $281,000, $569,000, $579,000, $597,000, and $300,000 per year for the periods of 2006 through 2010, which will become due and payable as monthly rent payments if we do not exercise our right to exit our operating lease for our Orinda office. In addition, this amount excludes potential sublease receipts.

As of November 30, 2004, our Series A redeemable convertible preferred stock entitled its holders to a liquidation preference of $1.0 million in the event of Intraware’s liquidation.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 apply to the first interim period beginning after June 15, 2003.  During the three months ended November 30, 2003, we adopted the provisions of SFAS No. 150.  The adoption of SFAS No. 150 did not have a material impact on our financial position, results of operations or cash flows.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require us to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which we currently use for our footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a specific valuation methodology. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our third quarter of our fiscal year ending February 28, 2006. We have not yet determined the impact of applying the various provisions of SFAS No. 123R.

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

Under our June 2001 agreement with Software Spectrum, we provide Sales and Marketing Services to Software Spectrum to assist in its resale and marketing of Sun and Websense software licenses and maintenance. Software Spectrum shares with us a portion of its gross profit from resales of Sun and Websense software licenses and maintenance, and reimburses us for a substantial portion of our cost of maintaining a team dedicated to sales and marketing of that software and maintenance. This contract accounted for substantially all of our Alliance and reimbursement revenues, a significant portion of our Online services and technology revenues, and more than 10% of our total revenues in our 2004 fiscal year and our quarter ended November 30, 2004. While this agreement covers resales of Sun and Websense software and maintenance, most of the sales under the agreement are of Sun software and maintenance.  In recent years, sales and market share of those Sun software product lines have generally declined.  If this trend continues, revenues to us under this contract are likely to decrease over the long term. In addition, the term of this agreement will expire in June 2005, is renewable for subsequent one-year terms, and may be terminated without cause by either party on 90 days’ notice. It is possible that Software Spectrum will terminate this agreement without cause or will choose not to renew the agreement at any renewal point. It is also possible that Sun and/or Websense will choose to stop permitting Software Spectrum to resell their software. Any termination or non-renewal of our agreement with Software Spectrum, or termination of Software Spectrum’s rights to resell Sun software, would likely cause a substantial and immediate decrease in our revenues.

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

We have incurred significant losses since we were formed in 1996, and have yet to achieve sustained profitability or positive cash flow. As of November 30, 2004, we had an accumulated deficit of approximately $156 million. Also, with the exception of our quarter ended November 30, 2002, we have not achieved positive cash flow from operations since our formation in 1996. Our operating history makes it difficult to evaluate whether or when we will be able to achieve sustained profitability or positive cash flow in the future.

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

Competition from other digital delivery service providers, and potential customers’ development of their own digital delivery systems, could limit our revenue growth and reduce our gross margins.

The market for selling digital delivery services is highly competitive.  Some of our competitors have longer operating histories, greater financial, technical, marketing and other resources, broader product and service offerings, better name recognition, and a larger installed base of customers than we do. Some of our competitors also have well-established relationships with our potential customers and with third-party information technology or consulting firms that help market our competitors’ services. We expect competition to intensify as current competitors expand and improve their service offerings and new competitors enter the market. Mergers and consolidation in the information technology industry may also increase competition by enlarging our competitors and their product and service offerings, and/or by reducing the pool of potential customers. In addition, our current and potential customers are primarily information technology companies with strong software development expertise. When considering their alternatives for implementing a system for electronic delivery of software or license keys, these companies sometimes elect to develop such systems in-house. While we believe our competitive position is strong against both external competitors and in-house development, we have at times experienced reduced prices, reduced gross margins and lost sales as a result of such competitive factors. Such competition is likely to intensify, which could limit the growth of our revenues or gross margins.

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

As a consequence, operating results for a particular future period are difficult to predict, and prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, or financial condition that could adversely affect our stock price.

The market for our technology delivery model and hosted digital delivery services is immature and volatile, and if it does not develop or develops more slowly than we expect, our business will be harmed.

The market for hosted digital delivery services is relatively new and unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of software companies, large and small, to increase their use of hosted digital delivery services. Many software companies have invested substantial personnel and financial resources to develop their own digital delivery systems and therefore may be reluctant or unwilling to migrate to a remotely hosted service. In addition, some software companies have adopted automatic update, or “phone home,” technology for delivering software updates, whereby an end-user’s computer automatically contacts the software company’s server to check whether updates are available and, if so, downloads and installs those updates.  This method for delivering software updates could be viewed by our potential and existing customers as an alternative to our digital delivery technology, and therefore any increased adoption of this automatic update technology could hurt our business and results of operations. Further, some software companies may be reluctant to use hosted digital delivery services because they are concerned about the security capabilities of these services. If software companies do not perceive the benefits of hosted digital delivery services, then the market for these services may develop more slowly than we expect, which would significantly adversely affect our operating results. In addition, in this unproven market, we have limited insight into trends that may develop and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

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

Viruses may hinder acceptance of Internet-based digital delivery, which could in turn limit our revenue growth.

The proliferation of software viruses is a key risk that could inhibit acceptance by information technology professionals of Web-based delivery of digital goods.  Any well-publicized transmission of a computer virus by us or another company using digital delivery could deter information technology professionals from using and deter software providers from outsourcing digital delivery, thereby adversely affecting our business. Our SubscribeNet service enables our customers to upload their software products directly onto our systems for downloading by their end-users. Our systems automatically scan our customers’ software products for known computer viruses on an ongoing basis while they are on our systems. However, it is possible that, in spite of those periodic virus scans, our system could transmit the virus to one or more end-users. Any such virus transmission could result in disputes, litigation and negative publicity that could adversely affect our business.

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

Our business involves a high risk that we will be the target of intellectual property infringement claims.  These claims could take a number of forms, including:

•                  Claims by other technology companies alleging that current or future components of our digital delivery service or related services infringe their intellectual property rights;

•                  Claims by our customers’ competitors alleging that our customers’ software, which we store and electronically deliver for our customers, infringes those competitors’ intellectual property rights (our customers would typically be required to defend and indemnify us against such claims, but the claims could nevertheless disrupt our business); or

•                  Claims by our customers that we delivered their software to unauthorized third parties, thereby infringing our customers’ intellectual property rights.

Industry consolidation is increasing the risk that we will become a target of the types of claims described in the first two bullets above.  Consolidation among companies providing digital delivery, licensing, e-commerce and related technologies is resulting in more direct competition among the surviving companies in that segment, heightening the risk of intellectual property infringement claims among those companies, including us.  Similarly, consolidation in the enterprise software industry heightens the risk of intellectual property infringement claims among the companies remaining in that industry, including most of our customers.

These intellectual property claims could be made for patent, copyright or trademark infringement or for misappropriation of trade secrets.  They could be made directly against us, or indirectly through our contractual indemnification obligations to our customers and channel partners.  Any claims could result in costly litigation and be time-consuming to defend, divert management’s attention and resources, or cause delays in releasing new or upgrading existing services. Royalty or licensing agreements, if required, may be available only on onerous terms, if at all.  Although we carry general liability insurance, our insurance may not cover all potential claims or may not be adequate to protect us from all liability that may be imposed.

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

Financial Accounting Standards Board (“FASB”)’s adoption of Statement 123 (Revised 2004) will cause, and changes to existing accounting pronouncements or taxation rules or practices may cause, adverse revenue fluctuations and affect our reported results of operations and how we conduct our business.

In October 2004, FASB adopted Statement 123 (Revised 2004), “Share-Based Payment,” which will require us, starting in the third quarter of fiscal year 2006, to measure compensation costs for all stock based compensation (including stock options and our employee stock purchase plan) at fair value and take a compensation charge equal to that value. Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Recent legislation, especially the Sarbanes Oxley Act of 2002, requires that we evaluate our internal controls, and while we believe that we currently have adequate internal control procedures in place, this exercise has no precedent available by which to measure the adequacy of our compliance, and in addition it may also cause our operating expenses to increase.

The Sarbanes-Oxley Act of 2002, the California Disclosure Act and newly proposed or enacted rules and regulations of the SEC and the National Association of Securities Dealers impose new duties on us and our executives, directors, attorneys and independent accountants. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we are evaluating our internal controls systems to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls. We are performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, we are incurring additional expenses and diversion of management’s time and we may be required to hire additional personnel as well as to use additional outside legal, accounting and advisory services. Any of these developments could materially increase our operating expenses and accordingly reduce our net income or increase our net losses. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq Stock Market and our reputation may be harmed. Any such action could adversely affect our financial results and the market price of our common stock.

Moreover, our management, including our CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls or procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At November 30, 2004, we had cash and cash equivalents of $10.1 million. We have not used derivative financial instruments in our investment portfolio during fiscal 2004 or the nine months ended November 30, 2004. We place our investments with high quality issuers, by policy, in an effort to limit the amount of credit exposure to any one issue or issuer.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
10.1	Loan Modification Agreement, dated September 20, 2004 between Silicon Valley Bank and Intraware, Inc.

10.2	Form of Stock Option Agreement under 1996 Stock Option Plan (Initial Grant)

10.3	Form of Stock Option Agreement under 1996 Stock Option Plan (Subsequent Grant)

10.4	Form of Director Option Agreement under 1998 Director Option Plan (Initial Grant)

10.5	Form of Director Option Agreement under 1998 Director Option Plan (Subsequent Grant)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act — Peter H. Jackson

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act — Wendy A. Nieto

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRAWARE, INC.

Dated: January 14, 2005	By:	/s/ WENDY A. NIETO
Wendy A. Nieto
Chief Financial Officer and Executive Vice President of Technology and Operations