Form 10-K
period 2005-02-28
INTRAWARE INC
filed 2005-04-22
CIK 1025134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2005

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-25249

INTRAWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0389976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

25 Orinda Way, Orinda, California	94563
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (925) 253-4500

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, is $71,156,627. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of April 15, 2005, the registrant had outstanding 60,454,872 shares of common stock.

EXPLANATORY NOTE

This annual report on Form 10-K contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. We use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Actual results and the timing of events could differ materially from those projected in the forward-looking statements as a result of known and unknown factors, including the risk factors beginning on page 31 below and other factors discussed elsewhere in this annual report. We have identified many of these forward-looking statements for your convenient reference.

“Intraware” and “SubscribeNet” are registered trademarks or service marks of Intraware.  This annual report also refers to other trademarks of Intraware and trademarks of other companies.

Intraware, Inc., was incorporated in August 1996 under the laws of the State of Delaware. In this annual report, Intraware, Inc. is sometimes referred to as “the Registrant,” “the Company,” “Intraware,” “we,” “our” and “us.” The mailing address for our headquarters is 25 Orinda Way, Orinda, California 94563, and our telephone number at that location is (925) 253-4500. Intraware can also be reached through our web site http://www.intraware.com.

PART I

ITEM 1.          BUSINESS.

Overview

We launched the first outsourced Web-based electronic software delivery and management (ESDM) solution in 1996. Today, we are a leading provider of global ESDM services for enterprise software publishers and resellers. Our ESDM services help software publishers, software resellers and other technology companies streamline manufacturing, distribution and support costs; develop business intelligence about their customers; strengthen customer retention and maintenance renewals; accelerate and document software and license key delivery for revenue recognition purposes; and comply with U.S. export controls. Over 90% of Fortune 500 companies have received access to enterprise software or licenses through our ESDM services.

We also offer complementary services, including enterprise software sales and marketing, license management, e-commerce, and on-demand physical fulfillment through our alliances with companies including Software Spectrum, Inc., Macrovision Corporation and Nexstra.

Drivers of Demand for ESDM Services

According to IDC, an information technology analysis and advisory firm, worldwide spending on electronic software distribution is expected to grow by more than 40% annually between 2004 and 2008.(1) This demand is driven by a number of factors, including:

(1)  IDC, “Worldwide Electronic Software Distribution 2004-2008 Forecast: Segmented Growth” (May 2004).  This is a forward-looking statement subject to risks and uncertainties.  See “Risk Factors” beginning on page 31 below.

•      Cost Savings by Software Providers. Through ESDM, software providers can significantly reduce manufacturing and distribution costs associated with creating, duplicating and shipping CDs, diskettes and packaging.

•      Entitlement Management and Licensing.  ESDM enables software providers and end-users manage software entitlements and electronically generate and deliver licenses, helping software providers maximize revenues and helping customers quickly and easily ensure license compliance in dynamic environments.

•      Tax Savings by End-Users. A number of states exempt software license purchases from sales tax if the software is delivered electronically, providing a competitive advantage to software providers that are able to effect such delivery.

•      Customer Satisfaction. ESDM enables end-users to receive software and licenses within minutes after purchase or release. ESDM can also provide an online library of an end-user’s software entitlements, as well as tools for IT departments to monitor and control licensing and downloads of that software throughout their organizations.

•      Business Intelligence. An ESDM solution can generate reports to help software providers understand end-users’ use of and experience with the software providers’ products, including reports that help identify key individual end-users, track the download frequency of different releases, and track the speed and quality of downloads.

•      Accelerated Delivery. Accelerated delivery of bug-fixes and patches can shorten resolution times for software errors, viruses and security flaws affecting end-users. Real-time online fulfillment of software sales may also accelerate revenue recognition for software providers.

•      Regulatory Compliance. By automatically providing third-party confirmation of software availability, ESDM can help software providers’ finance departments document compliance with delivery requirements under software revenue recognition rules. An ESDM service can also screen software downloads worldwide for compliance with U.S. export controls.

SubscribeNet ESDM Service

Our central offering is the SubscribeNet ESDM service. First offered in 1996, the SubscribeNet service is an integrated web-based solution that enables software providers and their channel partners to distribute all of their software releases online, manage licensing and entitlement across their global customer base, track and report deliveries and download activity, and manage export compliance. Software providers use the SubscribeNet service to help reduce costs associated with manufacturing and distributing CDs and packaging, automate and simplify licensing processes, provide sales tax advantages to their end-users in certain states, increase customer retention and maintenance renewal rates, generate data on their end-users’ use of their software, accelerate delivery of software to their end-users, and enhance export and revenue recognition compliance.

Revenues associated with our SubscribeNet service comprised approximately 77%, 66%, and 51% of our revenues in our 2005, 2004 and 2003 fiscal years, respectively.

Strategic Advantages

Among competitive ESDM offerings, or compared to solutions developed in-house by software providers, the SubscribeNet service offers strategic advantages, including:

•      Integrated Software and License Delivery and Management.  The SubscribeNet service offers a single integrated solution for delivery and management of full catalogs of enterprise software and electronic licenses.  Software providers can electronically fulfill orders, manage update processes, and generate, assign and deliver licenses through a single Web interface.

•      Entitlement Management. Software providers can manage relationships among the products in their catalogs, the various releases of those products, and the files that comprise each such release. Software providers can assign entitlements for any combination of those items to their customers and individual end-users. Entitlements can be assigned in the SubscribeNet service through our extended license generation solution, or directly from the software provider’s order processing, customer relationship management (CRM), e-commerce or licensing system, and can be time-limited to match the duration of customer maintenance contracts.

•      Technology Infrastructure. The technology infrastructure underlying the SubscribeNet service is engineered to provide scalability, redundancy, platform independence and 24x7 service.

•      Integration with Software Provider’s Systems. The SubscribeNet service integrates with major enterprise resource planning (ERP), processing, and CRM systems used by software providers.

•      Reporting. The SubscribeNet service provides extensive reporting capabilities to support software providers’ internal transaction reporting requirements and to help them analyze end-user usage trends.

•      Regulatory Compliance. The SubscribeNet service provides automated screening and reporting to support compliance with U.S. export regulations, and provides third-party evidence of software availability to support compliance with software revenue recognition rules.

•      Rapid Implementation. Once the software provider’s particular requirements are defined and its resources are allocated, our implementation methodology enables standard SubscribeNet implementations to be completed in as few as 21 business days.

•      Channel Management.  Our Channel Manager module enables software providers to extend some or all of the benefits of the SubscribeNet service to their resellers and their resellers’ end-users, while keeping confidential data segregated among the software provider and its various resellers.

•      Focus and Expertise. For the past 8 years, Intraware has focused on creating ESDM solutions for the enterprise software marketplace. This focus has enabled us to develop domain expertise and technology in the ESDM field that we believe differentiates us from other ESDM providers.

Customers

As of April 15, 2005, 49 software providers subscribed to the SubscribeNet service. These include companies whose main business is providing software, companies that distribute software as a secondary business, and companies that resell software. Seven of those customers each accounted for 5% or more of our Online services and technology and Related party online services and technology revenue during our 2005 fiscal year. One of our customers, Software Spectrum, Inc., accounted for more than 10% of our total revenue during our 2005 fiscal year (see “Risk Factors” beginning on page 31 below, and Note 2 of our “Notes to Consolidated Financial Statements” in Item 8 below).

Outsourced Sales and Marketing Services

We provide contracted sales and marketing services (Sales and Marketing Services) to Software Spectrum, Inc. (“Software Spectrum”) Software Spectrum is a global business-to-business software services company that is one of the world’s largest software resellers and a wholly owned subsidiary of Level 3 Communications, Inc. Under our agreement with Software Spectrum, we act as an outsourced sales force assisting Software Spectrum in its resales and marketing of third-party enterprise software, in exchange for a portion of the gross margin from those resales and reimbursement of certain costs. Currently we provide Sales and Marketing Services to Software Spectrum for Sun Microsystems, Inc. Java Enterprise System and Sun ONE software and for Websense, Inc. software. We also provide our SubscribeNet service to Software Spectrum to enable it to deliver Sun software to its customers electronically. We describe this relationship between Intraware and Software Spectrum further in Note 2 of our “Notes to Consolidated Financial Statements” in Item 8 below.

Sales

Direct Sales of SubscribeNet ESDM Service

We typically sell the SubscribeNet service on a subscription basis, charging a periodic service fee.

We sell our SubscribeNet service primarily through a direct sales force dedicated to our SubscribeNet business. We have established direct sales offices for our SubscribeNet sales at our headquarters in Orinda, California, and in Boston, Massachusetts. Each SubscribeNet sales representative has a territory that he or she covers through telecommunications and in-person sales calls. The sales cycle for these services is typically lengthy, as our sales efforts must target the prospective customer’s senior personnel across multiple departments.

Sales of SubscribeNet ESDM Service through Strategic Alliances

We maintain a number of strategic alliances intended to complement our direct sales efforts and broaden sales of our SubscribeNet service.

•      Alliances with Software Spectrum for SubscribeNet Service.

•      Sun Software.  Software Spectrum uses our SubscribeNet service to manage electronic delivery of Sun software to end-users who purchase the software licenses and maintenance through Software Spectrum. Software Spectrum pays us a periodic SubscribeNet service fee based on software license and maintenance sales generated through our Sales and Marketing Services (see Note 2 of our “Notes to Consolidated Financial Statements” in Item 8 below). This agreement expires in June 2005 and is renewable for subsequent one-year terms. We expect but cannot guarantee that it will be renewed this year (see “Risk Factors” beginning on page 31 below).

•      Other Enterprise Software. Software Spectrum also uses our SubscribeNet solution to manage electronic delivery of enterprise software that it resells independently of Intraware. Under this agreement, we are currently managing delivery to large end-user customers under their enterprise license agreements with Software Spectrum for software published by a leading information technology company. Software Spectrum pays us a one-time SubscribeNet service fee for each end-user customer, based on the software license and maintenance fee charged by Software Spectrum to that customer. The term of this agreement expires in October 2005.

•      Agreement with Hewlett-Packard.  Hewlett-Packard Company (“HP”) is a reseller of our SubscribeNet service through its Software Publisher Services division.  HP’s Software Publisher Services division has provided a global business process outsourcing solution for multiple aspects of software publishing and distribution for more than 30 years.  Under our agreement, HP has the right to market and resell the SubscribeNet solution with its suite of outsourced services. Customers who purchase the SubscribeNet solution through HP contract directly with HP. HP pays us for services as they are provided to customers. The agreement automatically renews for a one-year term in September, subject to either party’s right to cancel a renewal.  We describe the relationship between HP and Intraware further in Note 2 of our “Notes to Consolidated Financial Statements” in Item 8 below.

•      Agreement with Zomax.  Zomax Incorporated, a leading international outsource provider of supply chain management services, is a reseller of the SubscribeNet service.  Customers who purchase the SubscribeNet solution through Zomax contract directly with Zomax. Zomax pays us for services as they are provided to customers. The agreement automatically renews for a one-year term in April (it renewed in April 2005), subject to either party’s right to cancel a renewal.  We describe the relationship between Zomax and Intraware further in Note 2 of our “Notes to Consolidated Financial Statements” in Item 8 below.

•      Referral Arrangements for SubscribeNet Sales. We also maintain various other referral arrangements under which we pay fees to companies that refer new SubscribeNet customers to us.

Sales and Marketing Services

We use an inside sales and marketing team to provide Sales and Marketing Services to Software Spectrum for resale and marketing of Sun and Websense software and related maintenance. Inside sales representatives typically have a territory that he or she covers using telephone, facsimile and email communications. We also have a marketing manager who conducts marketing programs for Sun and Websense software. The length of sales cycles for Sun and Websense software tends to correspond to the dollar values of those sales. Our Sales and Marketing Services business is somewhat seasonal, with sales tending to be stronger in the non-summer months than the summer months, and strongest at the end of the calendar year.

Under our agreement for our provision of Sales and Marketing Services to Software Spectrum, Software Spectrum is the reseller of record for Sun and Websense software and maintenance, and we assist Software Spectrum in selling and marketing that software and maintenance. We also provide our SubscribeNet service to Software Spectrum to enable it to deliver Sun software to its customers electronically. As part of this arrangement, Software Spectrum pays us a percentage of the gross profit derived from its sales of Sun and Websense software licenses and maintenance services, and reimburses us for our cost in maintaining a Sales and Marketing Services team dedicated to sales of Sun and Websense software licenses and maintenance. Software Spectrum also pays us a periodic SubscribeNet service fee based on software license and maintenance sales generated by Intraware through our Sales and Marketing Services for Software Spectrum. The term of this agreement will expire in June 2005 and is renewable for subsequent one-year terms. We expect but cannot guarantee that it will be renewed (see “Risk Factors” beginning on page 31 below).

Sales Outside the United States

Approximately $1.2 million of our total revenue for the year ended February 28, 2005, $0.7 million of our total revenue for the year ended February 29, 2004, and $0.4 million of our total revenue for the year ended February 28, 2003, was from sales to companies based outside the United States of America.  All of this revenue was categorized as Online services and technology revenue.  This accounted for approximately 11% of our total revenue and 15% of our Online services and technology revenue for the year ended February 28, 2005, 6% of our total revenue and 10% our Online services and technology revenue for the year ended February 29, 2004, and 3% of our total revenue and 6% Online services and technology revenue for the year ended February 28, 2003.

Total Annual Contract Value

We track a metric for our SubscribeNet service business, that we call “total annual contract value.”  We use this metric to approximate what the total ongoing annual SubscribeNet service fees would be under our existing contracts with our customers, assuming all those contracts renewed on their current terms and, in the case of variable-fee contracts, the customers maintained the same level of fee-generating activity as they had in the prior twelve months.  (We cannot guarantee that those assumptions will be true, as we describe further below.)  We define “total annual contract value” as, on any given date, the aggregate annual service fees paid or expected to be paid by our customers for services we have contracted to provide during the then-current annual periods of the customers’ respective contracts with us. To be included in total annual contract value, service fees must be either contractually required to be paid, or expected to be paid based on a minimum 12-month history of prior charges and payments that were not required by contractual minimums.  Total annual contract value includes amounts that have been recognized as revenue as well as amounts that may be recognized as revenue in the future.

As of March 31, 2005, the total annual contract value of our SubscribeNet service customer base was $7.9 million.

We caution that total annual contract value is not necessarily indicative of current revenues or of future revenues in any given fiscal period and should not be relied upon to assess our financial condition.  In addition to the “Risk Factors” beginning on page 31 below, factors that could cause differences between total annual contract value and revenues include unexpected contract terminations, reductions in customer activity, the application of our revenue recognition policies described under “Critical Accounting Policies and Estimates: Revenue Recognition” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operation”) and under “Revenue Recognition” in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 below, and the arising of any contingencies that make deferral of revenue recognition appropriate under any given contract.  We also caution that total annual contract value is different from backlog.  Backlog typically excludes amounts already recognized as revenue, while total annual contract value may include amounts already recognized as revenue for portions of the current annual terms of our existing SubscribeNet contracts.  In addition, total annual contract value includes fees paid, payable or expected for the current annual terms of our existing SubscribeNet contracts, even if we expect to provide the related services after our current fiscal year.

Marketing

Our central marketing goals are to attract and retain customers for our services. We target our marketing efforts to senior personnel across multiple departments in software companies and other mid-sized and large corporations. We use an integrated approach of targeted advertising; direct mail, email and online promotions; interactive web-based seminars, or “webinars”; event sponsorships; trade shows; brand-awareness campaigns; and regular meetings with existing customers to stimulate demand for our services, generate sales leads and maintain customer relationships.

We employ a variety of tools to achieve our marketing goals. Our print and online advertising campaigns are designed to target senior personnel across multiple departments in software companies, and educate them on our products and services. Our direct mail, email and online promotions are designed to highlight specific benefits of our services and offer limited-time incentives to enter into purchase or evaluation agreements.  In our webinars, our senior executives and other panelists who may include independent IT analysts, senior executives of our customers and partners, and other industry experts, educate prospective customers on ESDM and other topics relevant to our business. Our co-branding with Software Spectrum for sales of Sun software and maintenance helps us penetrate highly qualified market segments. We also use trade shows, event sponsorships, and regional marketing to target key audiences, expand our customer base and heighten awareness of the “Intraware” brand.

We also hold user conferences and periodic meetings with our customers to educate them on our service offerings, gather feedback from them about our services, and learn about their evolving requirements.

Competition

The ESDM market is rapidly evolving and intensely competitive, and we expect competition to increase in the future. Our primary competition comes from our potential customers, including software companies and other companies that distribute software or digital goods, who choose to develop an in-house alternative to the SubscribeNet service. However, we also face increasing competition from a small number of other providers of outsourced electronic software delivery services. A number of these competitors have historically provided related services, such as e-commerce services, replication and distribution of physical media such as CDs, or product lifecycle management solutions, and relatively recently have begun to provide electronic software delivery services. We believe this trend will continue as software and other digital goods companies convert from physical to digital distribution of their products, stimulating additional demand for ESDM services.

We believe we compete effectively as a result of our early deployment of a centralized, high-capacity, web-based, customizable ESDM solution containing valuable administrative and reporting tools. Principal competitive factors include:

•      the performance, features and functionality of an ESDM solution;

•      the comprehensiveness of the services offered by the ESDM provider, such as integration with licensing and physical fulfillment solutions;

•      the cost of a provider’s ESDM solution versus the cost of competing ESDM solutions or the cost to a potential customer of building, deploying and maintaining an alternative service in-house;

•      the ESDM provider’s experience in and focus on providing ESDM services;

•      the ESDM provider’s track record of successful project implementations;

•      positive references by the ESDM provider’s existing customers; and

•      the openness of an ESDM solution’s architecture and the ease with which it integrates with major customer relations management, order processing and enterprise resource planning systems used by software providers.

We believe we compete effectively as to all of these factors. We believe our principal advantages include:

•      our relatively senior position as one of the first ESDM service providers;

•      the depth and breadth of features and functionality of an ESDM solution;

•      our high-capacity, high-availability network for delivery of enterprise-class software applications rapidly and securely;

•      the suite of services that we offer through alliances, including licensing, desktop deployment, and on-demand physical fulfillment;

•      the price of our solution, particularly compared with the cost to software providers of developing and maintaining an alternative service in-house;

•      our strong track record of successful project implementations;

•      existing customers who are willing to provide positive references;

•      the flexibility of our solution, which is easily customized and integrated with customers’ ERP, CRM and licensing systems; and

•      our suite of administrative and reporting tools that add value for software companies and their end-users.

Nevertheless, we face a number of competitive challenges. A key challenge is resistance from software companies that determine, for perceived strategic reasons or based on their cost assessments, that they do not wish to outsource electronic software delivery. Another principal challenge is our focus on ESDM, and our reliance on third-party alliances for key ancillary services such as hosted license generation and desktop deployment. While we believe our focus has enabled us to offer a superior ESDM solution to our competitors, and our integration with best-of-breed ancillary solutions addresses a broad set of customer needs, some prospective customers prefer this set of solutions to be supported by a single provider.  A third principal challenge is our small size, as some large software providers prefer to outsource services to larger suppliers with greater resources.

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

To date, we own three U.S. patents on electronic commerce technologies, expiring in July 2016, September 2017, and February 2018, respectively. In addition, we have four patent applications pending in the United States on our SubscribeNet ESDM technology. We plan to file additional patent applications on our SubscribeNet ESDM technology in the current fiscal year.

We have 10 trademark registrations in the United States. Our key registered and unregistered trademarks and service marks include Intraware, SubscribeNet, The Way Digital Goods Move, and Control Your Technology. We also hold registrations and pending applications for a number of trademarks and service marks outside the United States. We are aware that certain other companies are using the name “Intraware” as a company name or as a trademark or service mark outside the United States. While we do not believe we have infringed any rights and we have received no notice of any claims of infringement from any of those companies, and we own registrations for the “Intraware” trademark in the United States and in other countries, we can make no assurance that these or other companies will not claim superior rights to “Intraware” or other marks used in our business.

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

Employees

As of April 15, 2005, we had 60 employees, including part-time employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2.          PROPERTIES.

We rent approximately 16,000 square feet of office space located in Orinda, California under a lease expiring in August 2009.  We have an additional field sales office in Boston, Massachusetts.

ITEM 3.          LEGAL PROCEEDINGS.

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

In June 2004, a stipulation of settlement for the claims against the issuer defendants, including us, was submitted to the Court.  The underwriter-defendants in the In re Initial Public Offering Securities Litigation (collectively, the “underwriter-defendants”), including the underwriters of our initial public offering, are not parties to the stipulation of settlement.

The settlement provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants.  The amount our insurers would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties. If the plaintiffs recover at least $1 billion from the underwriter-defendants, our insurers would have no liability for settlement payments under the terms of the settlement. If the plaintiffs recover less than $1 billion, we believe our insurance will likely cover our share of any payments towards satisfying plaintiffs’ $1 billion recovery deficit.  Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of February 28, 2005, we have not accrued a liability for this matter.  There is no guarantee the settlement will become final, as it is subject to a number of conditions, including the final approval of the Court.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

To date, we have not declared or paid dividends on our common stock. Our Board of Directors presently intends to retain all earnings for use in our business and therefore does not anticipate declaring or paying any cash dividends in the foreseeable future.

Our common stock was traded on the Nasdaq National Market under the symbol “ITRA” from February 26, 1999 until May 29, 2002. Since May 30, 2002, our common stock has traded on the Nasdaq SmallCap Market under the symbol “ITRA.” The following table reflects the range of reported high and low sale prices for our common stock for the periods indicated.

	High	Low

For the quarter ended
February 28, 2005	$1.28	$0.80
November 30, 2004	1.50	0.79
August 31, 2004	2.01	1.20
May 31, 2004	2.18	1.60
For the quarter ended
February 29, 2004	$2.49	$1.56
November 30, 2003	2.86	1.29
August 31, 2003	1.90	1.01
May 31, 2003	1.52	0.86

On April 15, 2005, the last reported sale price for our common stock on the Nasdaq SmallCap Market was $0.52 per share. As of April 15, 2005, Intraware estimates that there were approximately 14,000 holders of record of Intraware common stock and a substantially greater number of beneficial owners.

On February 23, 2005, we received a letter from The Nasdaq Stock Market indicating that, for 30 consecutive business days, the bid price of our stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq SmallCap Market and that, in accordance with NASD rules, we had 180 calendar days to regain compliance.  The letter also stated that if, at any time before August 22, 2005, the bid price of our stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will notify us that we comply with the listing requirements.  If we do not regain compliance by August 22, 2005, we may be granted an additional 180-day period (until February 22, 2006) to regain compliance if we meet The Nasdaq SmallCap Market initial listing criteria other than the minimum bid price requirement.  If we do not regain compliance within the allotted compliance period (including any extensions that may be granted by Nasdaq), Nasdaq staff will notify us that our stock will be delisted from The Nasdaq SmallCap Market.  At that time, we would be entitled to appeal the staff’s determination to a Nasdaq Listing Qualifications Panel.

Equity Compensation Plan Information

The following table sets forth information, as of February 28, 2005 about equity awards under our equity compensation plans (in thousands, except weighted average exercise price information):

Plan Category	A Number of Securities to be Issued upon Exercise of Outstanding Options		B Weighted Average Exercise Price of Outstanding Options	C Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders (1)	10,293	(2)	$1.81	4,330	(3)
Equity Compensation Plans Not Approved by Shareholders	1,042	(4)	$3.67	—

Total	11,335		$1.98	4,330

(1)   Includes our 1996 Stock Option Plan, which provides for an annual increase in the number of shares available for issuance under the plan equal to the lesser of (i) 3,000,000 shares, (ii) 6% of the number of outstanding shares of our common stock on such date, or (iii) a lesser amount determined by the Board of Directors; our 1998 Director Option Plan; and our 1998 Employee Stock Purchase Plan, which provides for an annual increase in the number of shares available for issuance under the plan equal to the lesser of (i) 400,000 shares, (ii) 1% of the number of outstanding shares of our common stock on such date, or (iii) a lesser amount determined by the Board of Directors.

(2)   Includes shares of common stock issuable upon exercise of options granted under our 1996 Stock Option Plan and 1998 Director Option Plan.

(3)   Number of securities available for future issuance includes approximately 3,368,000 shares of common stock available for issuance under our 1996 Stock Option Plan, 208,000 shares available for issuance under our 1998 Director Option Plan, and approximately 754,000 shares of common stock available for issuance under our Employee Stock Purchase Plan. (See Note 9 of our “Notes to Consolidated Financial Statements” in Item 8 below for a description of our equity compensation plans.)

(4)   Includes shares of common stock to be issued upon exercise of options granted under our 1999 Non-Qualified Acquisition Stock Option Plan.

Our Non-Qualified Acquisition Stock Option Plan, adopted in October 1999 (the “1999 Plan”), has not been approved by our shareholders. The 1999 Plan provided for the granting of NSOs to our employees and consultants. Officers could only receive grants under the 1999 Plan in connection with their initial service to us, and Board members could not receive any grants under the 1999 Plan. The standard form of Stock Option Agreement used under the 1999 Plan provides that the options are exercisable over a period not to exceed ten years from the date of the grant. Options granted under the 1999 Plan generally vest as to 25% of the shares one year after the date of grant and as to the remaining options in equal monthly installments over the next 36 months. The exercise price of all options granted under the 1999 Plan has been the fair market value of our common stock on the grant date, as determined by the closing price of the common stock on the applicable Nasdaq exchange on that date.

Effective May 30, 2002, the day our common stock began trading on the Nasdaq SmallCap Market, we ceased granting options under the 1999 Plan. However, the 1999 Plan remains in effect solely to the extent of options granted before May 30, 2002 that remain outstanding. As of February 28, 2005, approximately 1,042,000 shares of our common stock were reserved for issuance under the 1999 Plan, and the same number of shares were issuable pursuant to options outstanding under the plan as of that date.

ITEM 6.          SELECTED FINANCIAL DATA.

The following tables present selected historical financial information for Intraware. This information has been derived from our respective consolidated financial statements and notes, some of which are included elsewhere in this annual report. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are qualified by reference to the consolidated financial statements and notes thereto and appearing elsewhere in this annual report. The consolidated statement of operations data set forth below for the years ended February 28, 2005, February 29, 2004, and February 28, 2003, and the consolidated balance sheet data at February 28, 2005 and February 29, 2004, are derived from, and are qualified by reference to, the audited consolidated financial statements of Intraware included elsewhere in this annual report. The consolidated statement of operations data for the years ended February 28, 2002 and February 28, 2001, and the balance sheet data at February 28, 2003, February 28, 2002, and February 28, 2001, are derived from audited consolidated financial statements of Intraware which are not included or incorporated by reference in this annual report. The historical results are not necessarily indicative of results to be expected for any future period.

	For the Years Ended
	February 28, 2005	February 29, 2004	February 28, 2003	February 28, 2002	February 28, 2001
	(in thousands, except per share data)

Statement of Operations Data:
Revenues:
Online services and technology	$7,816	$6,768	$6,872	$14,015	$23,027
Alliance and reimbursement	2,431	3,311	4,271	2,621	—
Related party online services and technology	546	466	277	—	—
Software product sales	42	362	2,622	36,801	98,809

Total revenues	10,835	10,907	14,042	53,437	121,836

Cost of revenues:
Online services and technology	3,009	2,339	2,385	3,752	4,773
Alliance and reimbursement	1,523	1,814	2,023	1,210	—
Software product sales	37	307	1,972	29,304	80,417

Total cost of revenues	4,569	4,460	6,380	34,266	85,190

Gross profit	6,266	6,447	7,662	19,171	36,646

Operating expenses:
Sales and marketing	2,892	2,616	5,430	12,647	37,564
Product development	1,531	2,733	6,184	10,119	19,632
General and administrative	3,767	3,368	3,017	6,898	20,451
Amortization of intangibles	—	—	1,085	6,125	5,248
Amortization of goodwill	—	—	—	2,397	3,297
Restructuring	(75)	—	1,239	2,356	2,841
(Gain) loss on disposal of assets	47	(14)	—	—	—
Impairment of assets	—	—	792	—	—
Loss on abandonment of assets	—	—	128	6,735	6,019

Total operating expenses	8,162	8,703	17,875	47,277	95,052

Loss from operations	(1,896)	(2,256)	(10,213)	(28,106)	(58,406)

Interest expense	(101)	(206)	(2,650)	(2,728)	(660)
Interest and other income and expenses, net	139	82	544	(3,844)	675
Gain on sale of Asset Management software business	—	—	2,656	—	—

Net loss	(1,858)	(2,380)	(9,663)	(34,678)	(58,391)

Redeemable convertible preferred stock accrued dividends, accretion to liquidation and beneficial conversion feature	—	—	—	(2,696)	(10,026)

Net loss attributable to common stockholders	$(1,858)	$(2,380)	$(9,663)	$(37,374)	$(68,417)

Basic and diluted net loss per share attributable to common stockholders	$(0.03)	$(0.04)	$(0.20)	$(1.18)	$(2.57)

Weighted average shares - basic and diluted	60,127	55,910	47,722	31,690	26,647

	February 28, 2005	February 29, 2004	February 28, 2003	February 28, 2002	February 28, 2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and investments	$9,463	$11,804	$6,841	$2,979	$7,046
Working capital (deficit)	7,247	8,575	2,642	(9,320)	(7,488)
Total assets	12,966	14,770	10,936	26,519	80,227
Long term obligations, less current portion	342	766	906	2,235	3,339
Redeemable convertible preferred stock	897	897	2,473	3,347	4,666
Total stockholders’ equity	$6,857	$7,590	$764	$110	$18,428

Note: Historical results of operations are not necessarily indicative of future results. Refer to the “Risk Factors” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of factors that may impact future results. Our historical results of operations reflect our acquisition of Janus Technologies, Inc. in July 2000.

In our year ended February 28, 2003 we adopted Statement of Financial Accounting Standards No. 142, which requires that assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) no longer be amortized.

With respect to the calculation of net loss per share and weighted average shares, Note 1 of the “Notes to Consolidated Financial Statements” in Item 8 below provides an explanation of the determination of the weighted average shares used to compute net loss per share.

We have not paid cash dividends on our common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) with our overall strategy to give the reader an overview of the goals of our business and the direction in which our business is moving. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for our 2005 fiscal year compared to our 2004 and 2003 fiscal years. We then analyze our Liquidity and Capital Resources and discuss relevant Recent Accounting Pronouncements.

This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1: Business”; “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Risk Factors” section. Our actual results may differ materially.

Overview

Our goal is to become the de facto standard among digital delivery solution providers.  We are pursuing a three-pronged strategy to achieve this goal. First, we are working to become a profitable, cash-generating company by growing our SubscribeNet business and practicing stringent fiscal responsibility.  Second, we are seeking to extend and strengthen our customer base by executing on our sales and marketing plan and by providing exceptional customer service.  Third, we are seeking to solidify and strengthen our technological advantage by further improving our ESDM technology solutions through internal research and development and through alliances with adjacent technology providers.

We currently see a number of trends in the marketplace that are potentially important for our business. First, growth in the macroeconomy and the technology sector have improved in the last year, but remain uneven.  In the current climate, spending by technology companies remains cautious.  Second, there appears to be an increasing pace of mergers and acquisitions in the enterprise software sector. These consolidations pose both opportunities and risks for us, potentially leading either to growth in our contracts with those customers or to cancellation of customer contracts. Third, technology companies are increasingly outsourcing operational functions to reduce costs. Our services enable enterprise software companies to outsource key operational functions in a manner that we believe is financially compelling. Therefore, we may benefit from this outsourcing trend. Fourth, the use of hosted web-based applications, which in the past has been limited by concerns about speed, reliability and security, is now becoming more accepted among mainstream businesses, largely because of a desire for cost savings. This trend may benefit us because our SubscribeNet service is a hosted web-based application.

Our management is focused on four key areas. The first is what appears to be growing demand for electronic delivery and management of enterprise software applications.  We believe this presents opportunities for both acquiring new customers and increasing the value of existing customer contracts.  The second is to leverage our relationships with our strategic allies, including HP and Software Spectrum, to reach larger customers.  The third is to take advantage of the drive toward greater efficiency among large information technology companies, as evidenced by the increasing consolidation in that sector, by emphasizing the cost savings that can be realized through broad adoption of electronic software delivery and management.  The fourth area is the development of new pricing packages for our services that emphasize shorter sales and implementation cycles and strong profit margins.

We also face a number of key risks, which are described in the “Risk Factors” beginning on page 31 below.

We earn revenues and generate cash principally through recurring service fees charged for our SubscribeNet service, professional services fees charged for customization of our SubscribeNet service, and profit-sharing and cost reimbursement received for our sales and marketing services. Historically, we have also raised substantial amounts of cash through private stock placements.

We have incurred losses and negative cash flows during each fiscal year since inception. For the year ended February 28, 2005, we narrowed our net losses to approximately $1.9 million.  Despite our improvements, we continued to experience recurring losses and negative cash flows from operations for the year ended February 28, 2005. Under our June 2001 agreement with Software Spectrum, we provide Sales and Marketing Services to Software Spectrum to assist in its resale and marketing of Sun and Websense software licenses and maintenance. This contract accounted for more than 10% of our total revenues in our 2005 fiscal year. The term of this agreement will expire in June 2005, is renewable for subsequent one-year terms, and may be terminated without cause by either party on 90 days’ notice. It is possible that Software Spectrum will terminate this agreement without cause or will choose not to renew the agreement at any renewal point. Any termination or non-renewal of our agreement with Software Spectrum, or termination of Software Spectrum’s rights to resell Sun software, would likely cause a substantial and immediate decrease in our revenues.  We believe that the effects of our capital financing, strategic actions implemented to improve revenue, and cost controls will be adequate to generate sufficient cash resources to fund our future operations. However, if we fail to sufficiently increase our revenues or control spending, our business could be materially adversely affected.

Critical Accounting Policies and Estimates

This MD&A discusses our consolidated financial information, which has been prepared in accordance with generally accepted accounting principles in the United States of America. In preparing this financial information, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial information and the reported amounts of revenues and expenses during the reporting period and related disclosures. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Online services and technology revenue results primarily from three types of arrangements.  First, it results from sales of our SubscribeNet ESDM service to software vendors and other companies that distribute software as part of their business.  Second, it results from professional services that we provide to customize our SubscribeNet service for customers, to convert data for customers, and to integrate our proprietary software.  Third, it results from the sale of our proprietary software licenses and related maintenance to companies using those products internally or using those products to provide web-based services to their customers. As a result of the sale of our Asset Management software business in May 2002, we are not currently deriving revenue from licenses, maintenance or integration services for our proprietary software; however, we may recognize such revenues in the future if opportunities arise to sell licenses for our proprietary software underlying our SubscribeNet service and related maintenance. We sell our SubscribeNet service, and will sell proprietary software licenses if opportunities present themselves, primarily through our direct sales force and authorized resellers.

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

We derive software product revenues from our past resales of licenses and maintenance for multiple business software product lines. As of July 1, 2001, we generally no longer resell third-party software licenses and maintenance, though we still resell licenses for third-party products complementary to our SubscribeNet service. Since July 1, 2001, we have continued to recognize revenue from our resale of third-party software licenses and related maintenance contracts over the life of the arrangements made prior to July 1, 2001. Vendor specific objective evidence of fair value for the maintenance element of the resold software arrangements has been based on historical and contractual renewal rates for maintenance. We deferred the maintenance revenue at the outset of the arrangement and recognized it ratably over the period during which the maintenance was to be provided.  This period normally commenced on the date the software was delivered and generally continued for 12 months, although certain maintenance contracts continued for longer periods.  At February 28, 2005, we did not have any deferred revenue relating to software product revenues.

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

We also sell additional professional services related to SubscribeNet agreements.  Generally, these services do not provide stand-alone value to a customer, and accordingly, we defer recognition of that revenue until the go-live date for the professional services, similar to the manner in which we treat SubscribeNet service revenues as discussed above.  Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the completion of the professional services. Estimated customer life requires that we periodically estimate the projected life of our existing customers, based on historical information, such as customer renewal rates. Although revenues generated from additional professional services represent less than 5% of our overall revenues for the year ended February 28, 2005, any change to our estimated customer life could have a material adverse impact on our financial condition or results of operations.

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

Costs of Deferred Revenue

We capitalize direct costs of revenues related to significant implementation and professional services contracts associated with our SubscribeNet services.  Direct costs include compensation and payroll-related fringe benefits directly associated with the time spent on significant implementation and professional services activities.  These costs are recognized over the same term as the associated revenue from those contracts (see “Revenue Recognition” above). Any change in our revenue recognition estimates could result in corresponding changes to our recognition of costs of deferred revenues. At February 28, 2005, we had approximately $0.5 million in capitalized costs of deferred revenues.  We expense customer acquisition costs, including sales commissions, as incurred.

Stock-based Compensation

We account for stock-based compensation for our employees using the intrinsic value method presented in Accounting Principles Board (APB) No. 25, ”Accounting for Stock Issued to Employees,” and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, ”Accounting for Stock-Based Compensation,” and with the disclosure provisions of SFAS No. 148, ”Accounting for Stock-Based Compensation—Transition and Disclosure Amendment of SFAS No. 123.” Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. For our fiscal year ended February 28, 2005, no stock-based compensation was recorded for stock options granted to our employees because the exercise price of all stock options granted to our employees was equal to the market price of the underlying stock on the date of grant.

In October 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised) “Share Based Payment” (SFAS No. 123R). The standard requires companies to value employee stock options and stock issued under employee stock purchase plans using the fair value based method on the grant date and record stock-based compensation expense. The fair value based models that companies are allowed to use can be different from the Black-Scholes option-pricing model, which we currently use to calculate the pro forma effect on net income and earnings per share if we had applied SFAS No. 123 to employee option grants. Note 1 of our “Notes to Consolidated Financial Statements” in Item 8 below shows what the pro forma net loss and loss per share for the fiscal year ended February 28, 2005 and February 29, 2004 would have been if we had applied SFAS No. 123.  However, the actual impact to our results of operations upon adoption of the standard could materially differ from the pro forma information included in Note 1 of our “Notes to Consolidated Financial Statements” in Item 8 due to differences in the option-pricing model used, estimates and assumptions required, and options to be included in the calculation upon adoption. The fair value based models require the input of highly subjective assumptions and do not necessarily provide a reliable single measure of the fair value of our stock options. The Securities and Exchange Commission has amended the deadline to adopt SFAS No. 123R; accordingly, we will adopt the new accounting provisions in our first quarter of our fiscal year ending February 28, 2007.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses from our inability to collect required payments from our customers. When evaluating the adequacy of this allowance, we analyze specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customer payment history.  We may need to record increases to our allowance balances in the future.  At February 28, 2005, we have many accounts receivable balances and one large unbilled receivable balance.  Any dispute, early contract termination or other collection issue related to these receivable balances could have a material adverse impact on our financial condition or result of operations. At February 28, 2005, our unbilled receivable balance was $0.4 million. This balance relates to our

Software Spectrum agreement (see “Revenue Recognition” above). There are no allowances for doubtful accounts related to this balance. This estimate involves management’s judgment, which takes into account Software Spectrum’s prior payment history, current credit-worthiness and overall business condition. Changes in the above factors could have a material impact on actual bad debts incurred.

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

Income Taxes

In conjunction with preparing our financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Given that we have incurred losses since inception and therefore have not been required to pay income taxes, we have fully reserved our deferred tax assets at February 28, 2005.  In the event that we are able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period that this is determined.

Results of Operations

Total Revenue

The following table sets forth the revenue, changes in revenue and percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the Years Ended
	February 28, 2005			February 29, 2004			February 28, 2003
	Total	Change	% of Revenue	Total	Change	% of Revenue	Total	% of Revenue
Revenues:
Online services and technology	$7,816	$1,048	73%	$6,768	$(104)	63%	$6,872	49%
Alliance and reimbursement	2,431	(880)	22%	3,311	(960)	30%	4,271	30%
Related party online services and technology	546	80	5%	466	189	4%	277	2%
Software product sales	42	(320)	0%	362	(2,260)	3%	2,622	19%
Total revenues	$10,835	$(72)		$10,907	$(3,135)		$14,042

Revenues for combined online services and technology and related party online service and technology revenue for the year ended February 28, 2005, increased from the prior year. This increase was primarily due to a net increase of approximately $1.0 million in revenue primarily recognized from five of our existing customers.  The increase in combined online services and technology revenue for the year ended February 28, 2004, as compared to the year ended February 28, 2003, was primarily due to increased SubscribeNet revenues from existing customers of approximately $1.6 million. These increases were partially offset by the decrease in revenue from our services agreement with Sun Microsystems, Inc. of $1.4 million for the year ended February 29, 2004. We expect our combined online services and technology revenue and related party online services and technology revenue in our first quarter of fiscal year 2006 to be slightly lower than those in our fiscal quarter ended February 28, 2005.  The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

Alliance and reimbursement revenue primarily relates to our alliance agreement with Software Spectrum for sales of Sun software licenses and maintenance. This revenue consists of a percentage of the gross profit derived from the sales of Sun software licenses and maintenance services, and reimbursement for the costs of maintaining a sales team dedicated to selling Sun software for Software Spectrum. The decrease in alliance and reimbursement revenue for the year ended February 28, 2005, was primarily due to a reduction of the shared gross profit derived from the sales of Sun software licenses and maintenance services of $0.6 million. The decrease in alliance and reimbursement revenue for the year ended February 28, 2004, was primarily due to a reduction of the shared gross profit derived from the sales of Sun software licenses and maintenance services of $0.7 million. We expect our alliance and reimbursement revenues in our first quarter of fiscal year 2006 to be lower than those in our three months ended February 28, 2005 due to seasonality and forecasted reduced demand for Sun products. More generally, the Sun software we resell through our alliance with Software Spectrum has experienced decreased market share over the past three years, which has contributed to a reduction in our alliance and reimbursement revenues, and we expect this product line to experience continued pressure in the marketplace over the longer term.

The decline in software product revenue for the years ended February 28, 2005 and February 29, 2004, was due to our transition out of the business of reselling third-party software products and related maintenance.  We do not expect to recognize future revenues from our exited third-party resale business.  However, we may recognize future revenues from products and services complementary to our SubscribeNet service, which originate with other companies and are sold to customers through us as part of a comprehensive ESDM business solution.  The previous two sentences are forward-looking statements and actual results could differ materially from those anticipated.

Costs and Expenses

The following table sets forth certain items from our consolidated statements of operations as a percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the Years Ended
	February 28, 2005			February 29, 2004			February 28, 2003
	Total	Change	% of Revenue	Total	Change	% of Revenue	Total	% of Revenue
Total cost of revenues	$4,569	$109	42%	$4,460	$(1,920)	41%	$6,380	45%
Gross Profit	6,266	(181)	58%	6,447	(1,215)	59%	7,662	55%
Operating expenses:
Sales and marketing	2,892	276	27%	2,616	(2,814)	24%	5,430	39%
Product development	1,531	(1,202)	14%	2,733	(3,451)	25%	6,184	44%
General and administrative	3,767	399	35%	3,368	351	31%	3,017	21%
Amortization of intangibles	—	—	0%	—	(1,085)	0%	1,085	8%
Restructuring	(75)	(75)	-1%	—	(1,239)	0%	1,239	9%
(Gain) loss on disposal of assets	47	61	0%	(14)	(14)	0%	—	0%
Impairment of assets	—	—	0%	—	(792)	0%	792	6%
Loss on abandonment of assets	—	—	0%	—	(128)	0%	128	1%
Total operating expenses	$8,162	$(541)	75%	$8,703	$(9,172)	80%	$17,875	127%

Cost of Revenues

Total cost of revenues remained at approximately $4.5 million for the years ended February 28, 2005, and February 29, 2004, but decreased from $6.4 million for the year ended February 28, 2003. The decreases in cost of revenues during the year ended February 28, 2004 was primarily due to the phasing out of our third-party software reseller business, which resulted in a decrease of $1.7 million in cost of revenues for the year ended February 29, 2004.

Our gross margin decreased to 58% for the year ended February 28, 2005, from 59% for the year ended February 29, 2004, and 55% for the year ended February 28, 2003. The gross margin decrease for the year ended February 28, 2005, primarily reflects the decrease we have experienced in our Alliance and reimbursement revenues as described above.  The gross margin increase for the year ended February 29, 2004, primarily reflects our phasing out of our third-party software reseller business as described above.

Cost of revenues primarily consists of certain allocated costs related to our Internet connectivity, assets supporting cost of revenues, and customer support, as well as the costs of maintaining our team dedicated to helping Software Spectrum sell Sun and Websense software (Software Spectrum reimburses us for our cost of maintaining that team). Cost of revenues also consists of professional services personnel costs and the cost of third-party products sold.  When we were in the business of directly reselling third-party software products, we purchased those products at a discount from the third-parties’ established list prices according to standard reseller terms.  We expect total cost of revenues and gross profit margin percentages for the next fiscal year to both be slightly higher than the cost of revenues and gross profit margin percentages for our fiscal year 2005.  The previous sentence is a forward-looking statement that is subject to risks and uncertainties. The actual mix of sales transactions and the timing of the transactions, as well as any reduction by Sun of Software Spectrum’s and our gross margins for Sun’s maintenance renewals, may cause our cost of revenues and gross profit margins to fluctuate materially from those anticipated (see “Risk Factors” beginning on page 31 below).

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, promotional materials and trade show expenses.

The increase in our sales and marketing expenses for the year ended February 28, 2005, compared to the year ended February 29, 2004, is primarily due to an increase of approximately $0.5 million in outside services related to marketing and advertising, which were part of our planned increase in sales and marketing expenditures.  This increase was partially offset by decreases in payroll related expenses of approximately $0.2 million.

The decrease of our sales and marketing expenses for the year ended February 29, 2004 compared to the year ended February 28, 2003, is primarily due to our restructuring efforts in connection with the sale of our Asset Management software business in May 2002, which reduced expenditures on salaries and marketing, and eliminated rent on closed offices for a total of approximately $1.8 million in reduced expenses. The decrease is also attributable to reduced stock-based employee compensation expense of $0.5 million.

We plan to slightly reduce our sales and marketing expenses in our fiscal year ending February 28, 2006, as compared with our fiscal year ended February 28, 2005, primarily by reducing expenses associated with marketing and branding programs.  We plan to increase the efficiency of our marketing efforts by emphasizing lead generation through internal telemarketing and by leveraging existing business alliances. The previous two sentences are forward-looking statements and actual results could differ materially from those anticipated, particularly in light of our ongoing strategic review of our product and marketing direction.  We cannot give assurance that any new efforts to improve our marketing will result in additional sales or revenues.

Product Development Expenses

Product development expenses primarily consist of personnel, consulting, software and related maintenance, equipment depreciation expense and allocated overhead costs. Costs related to research, design and development of products and services have been charged to product development expense as incurred.

The decrease in our product development expenses for the year ended February 28, 2005, compared to those for the year ended February 29, 2004, is due primarily to a decrease in software and equipment depreciation expense of approximately $0.7 million, as many fixed assets have become fully depreciated during the year.  The decrease is also due to a one-time expense of approximately $0.1 million related to lease buyouts that occurred during the fiscal year ended February 29, 2004.

The decrease in our product development expenses for the year ended February 29, 2004, compared to those for the year ended February 28, 2003, is primarily due to our restructuring efforts in connection with the sale of our Asset Management software business in May 2002, which eliminated expenditures on salaries and consulting fees for Asset Management software development personnel of $0.4 million, reduced software and related maintenance and equipment depreciation expense through the disposal or retirement of software and equipment of $1.7 million, and reduced stock-based employee compensation expense of $0.3 million.

We anticipate continuing to invest in additional functionality for our SubscribeNet service and underlying proprietary software. However, we expect those investments to fluctuate over time, and expect our product development expenses to fluctuate accordingly. We expect total product development expenditures to be approximately the same in fiscal year 2006 as they were in fiscal year 2005. The previous sentences are forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 31 below). We cannot give assurance that our product development efforts will result in new or improved products, features or functionality or that the market will accept the improvements to existing or new products, features or functionality developed.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for administrative and executive personnel, fees for professional services, uncollectible account activity and certain allocated overhead costs.

The increase in our general and administrative expenses for the year ended February 28, 2005, is primarily due to an increase of approximately $0.3 million in outside consulting services and temporary costs associated with preparation for evaluation of our internal controls to enable management to report on our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.  In addition, we recognized a reduced recovery of $0.1 million for accounts previously written off as described below.

A significant part of the increase in our general and administrative expenses for the year ended February 29, 2004, is the reduction in recovery of accounts previously written off, as compared to our higher recovery of such accounts during the year ended February 28, 2003. During our 2001 fiscal year, we wrote off accounts that were deemed to be uncollectible at that time. However, we continued to pursue collection efforts and ultimately succeeded in recovering amounts from that time period. During the year ended February 28, 2003, we recovered approximately $1.3 million more than in the year ended February 29, 2004. These decreased recoveries were partially offset by reductions in payroll related expenses of $0.4 million and external personnel costs and state administrative fees of $0.4 million for the year ended February 29, 2004.

We expect total general and administrative expenses in fiscal year 2006 to approximate fiscal year 2005 levels. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

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

The following table sets forth an analysis of the components of the restructuring and impairment of assets charges recorded in the first quarter of fiscal year 2003 and subsequent adjustments and payments made against the reserve (in thousands):

	Severance and benefits	Excess lease and related costs	Impairment of assets	Other costs	Total
May 23, 2002 restructuring	$345	$983	$403	$63	$1,794

Cash paid	(239)	(858)	—	—	(1,097)
Non-cash charges	—	(69)	(403)	(63)	(535)
Provision adjustment	(106)	(46)	—	—	(152)
Reserve balance at February 28, 2003	—	10	—	—	10

Cash paid	—	(10)	—	—	(10)

Reserve balance at February 29, 2004	$—	$—	$—	$—	$—

As of February 29, 2004, we have settled all liabilities associated with our May 2002 restructuring and the sale of our Asset Management software business, subject to the ongoing indemnification obligation discussed in Note 5 to our “Notes to Consolidated Financial Statements” in Item 8 below.

During the year ended February 28, 2005, we realized a payroll tax refund for overpaid payroll taxes of approximately $75,000.  These overpaid payroll taxes related to supplemental unemployment compensation benefits for involuntarily terminated employees during our restructuring events in December 2000, August 2001 and May 2002.  As of February 28, 2005, we believe all transactions relating to past restructuring events have been recognized.

Interest Expense

For the year ended February 28, 2005, interest expense was $0.1 million, a decrease from $0.2 million for the year ended February 29, 2004, and a decrease from $2.7 million for the year ended

February 28, 2003.

Interest expense primarily relates to obligations under capital leases and notes payable.

The decrease in interest expense for the year ended February 28, 2005 and February 29, 2004, is primarily due to the reduction and elimination of the principal balance on our capital lease obligations.  In August 2003, we replaced certain capital leases with a note payable bearing a lower interest rate (see Note 8 to our “Notes to Consolidated Financial Statements” in Item 8 below, and “Liquidity and Capital Resources” below).

Interest and Other Income and Expenses, Net

For the year ended February 28, 2005, interest and other income and expenses, net was a $139,000 credit, an increase from an $82,000 credit for the year ended February 29, 2004, and decrease from a $544,000 credit for the year ended February 28, 2003.

Interest and other income and expenses, net primarily relates to interest earned on our investment balances.  The increase in interest and other income and expenses, net for the year ended February 28, 2005, is primarily the result of increased rate of return on our cash balances from the prior year. The increase in interest and other income and expenses, net for the year ended February 29, 2004, is primarily due to the fact that we did not incur any credits to adjust the warrants we issued in connection with our August 31 and September 20, 2001, debt issuances, and our May 24, 2002, common stock financing to fair value.  During the year ended February 28, 2003, we recognized a credit of $0.5 million to adjust warrants to fair value.

Income Taxes

From inception through February 28, 2005, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit.  As of February 28, 2005, we had approximately $88 million of federal and $47 million of state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts between fiscal year 2006 and 2025. The Tax Reform Act of 1986 limits the use of net operating losses and tax credit carryforwards in certain circumstances where changes occur in the stock ownership of a company. Because of cumulative ownership changes in the past, the federal and state loss carryforwards have been reduced by the amount of the net operating loss carryforwards that will expire. Because of these cumulative ownership changes, federal loss carry forwards totaling approximately $44 million and state loss carry forwards totaling approximately $22 million are subject to limitation. At February 28, 2005, $44 million and $25 million of federal and state net operating losses, respectively, are available without limitation to offset future taxable income. Should there be a change of ownership in the future, the available net operating losses may be further limited.  Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Accordingly, we have recorded a 100% valuation allowance. (See Note 4 to our “Notes to Consolidated Financial Statements” in Item 8 below.)

Liquidity and Capital Resources

The following table presents our liquidity position at the end of our fiscal years 2005 and 2004 (in thousands):

	For the Years Ended
	February 28, 2005	February 29, 2004

Cash and cash equivalents	$9,463	$11,804
Working capital	$7,247	$8,575
Net cash used in operating activities	$(2,290)	$(1,455)
Net cash provided by financing activities	$461	$6,979
Net cash used in investing activities	$(512)	$(561)

During the year ended February 28, 2005 we used $2.3 million in cash to support our operations,

up from $1.4 million used in the prior fiscal year. This increase was primarily due to approximately $0.6 million in additional marketing related activities and approximately $0.2 million in payments made for outside consulting services costs associated with preparation for evaluation of our internal controls as described above.  Our overall net cash used in operating activities primarily resulted from our net loss for the year and the timing of our payments to vendors and receipts from customers.  The majority of our operating costs continue to relate to employee payroll and related expenditures.  The net cash used in operations primarily came from our existing cash and cash equivalents, and partially from the proceeds we received upon the exercise of stock options and warrants and sales of stock under our employee stock purchase plan.  We expect to continue to improve our cash used in operations by increasing our billings to customers as more end-users are added to our SubscribeNet service.  The previous sentence is a forward-looking statement that is subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 31 below). Our ability to improve our uses of cash and generate positive cash flows in future periods will largely depend on our ability to increase the number of customers of our SubscribeNet service while increasing existing subscriptions through strong contract renewals. It is also important for us to increase our current level of sales through our Software Spectrum sales alliance, and continue to control our operational and customer support costs in future periods.

Our net cash provided by financing activities was approximately $0.5 million for the year ended February 28, 2005.  Most of this amount came from the issuance of approximately 0.9 million shares of common stock pursuant to warrant and stock option exercises and employee stock purchases for approximately $1.1 million.  In addition we made draws on our existing equipment advance agreement in the amount of $0.4 million (see below).  The proceeds from these stock issuances were offset by payments on our notes payable of approximately $1.1 million (see below).

As of February 28, 2005, we carry an agreement with a bank under which we previously issued a note payable for proceeds of approximately $2.0 million and obtained access to $500,000 for equipment advances. The note payable bears an annual interest rate of the greater of 1% in excess of the bank’s prime rate (5.5% at February 28, 2005) or 5.25%. In August 2004, the initial equipment advance agreement, with a balance of $360,000, became payable over two years with the same interest rate as the note payable mentioned previously.  Also, in August 2004, we entered into second equipment advance agreement which allows us to draw up to $500,000, through August 2005, for equipment purchases at the same interest rate that applies to the note payable.  After August 2005, the second equipment advance will become payable over two years with the same interest rate as the first equipment advance.

Under the agreement for the note payable and equipment advance agreements, all borrowings are collateralized by a senior security interest in substantially all of our assets. The agreement also requires us to comply with financial covenants, with which we complied as of February 28, 2005. The agreement further restricts us from incurring or assuming additional indebtedness outside of these note payable and equipment advances, excluding trade payables and certain other liabilities incurred in the ordinary course of business.

Our net cash used in investing activities during the year ended February 28, 2005, included $0.5 million for our purchase of fixed assets. We originally paid for these equipment purchases from our cash and cash equivalents, but later drew down $0.4 million under the above-mentioned equipment advance agreements to finance these purchases. We used these fixed asset purchases primarily to upgrade and expand our SubscribeNet infrastructure and corporate information systems. We expect to continue to use and renew our equipment advances to finance additional fixed asset purchases.

We believe our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to fund our operating activities, capital expenditures and financing arrangements for the foreseeable future. However, if our SubscribeNet business fails to grow significantly or declines from its current level, we could be forced to seek additional capital to fund our operations.  Such additional capital may not be available on reasonable terms, if at all, especially if we are still out of compliance with the Nasdaq $1 minimum bid price requirement at the time we are seeking to raise capital.

At February 28, 2005, we did not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

The following table summarizes our debt and lease obligations at February 28, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). This table provides information through our year ending February 29, 2008, as we do not have any debt or lease obligations beyond that point.

	Payments due by period
	2006	2007	2008	Total
Long-term debt	$857	$263	$95	$1,215	(a)
Operating leases	287	2	1	290	(b)
	$1,144	$265	$96	$1,505

(a)   This amount includes approximately $46,000 in interest.

(b)   This amount excludes approximately $281,000, $569,000, $579,000, $597,000, and $300,000 per year for the periods of 2006 through 2010, which would become due and payable if we do not exercise our right to exit our operating lease for our Orinda office.

As of February 28, 2005, our Series A redeemable convertible preferred stock entitled its holders to a liquidation preference of $1.0 million in the event of Intraware’s liquidation.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require us to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which we currently use for our footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a specific valuation methodology. The Securities and Exchange Commission (“SEC”) has amended the deadline to adopt SFAS 123R. Accordingly, we will be required to adopt the new accounting provisions beginning in our first quarter of our fiscal year ending February 28, 2007. In addition, the SEC, in March 2005, issued Staff Accounting Bulletin No. 107 (“SAB 107”).  SAB 107 provides guidance regarding the interaction between SFAS No. 123R and SEC rules and regulations.  We expect the adoption of SFAS No.123R and SAB 107 will have a material adverse impact on our results of operations and loss per share.  We are currently in the process of evaluating the extent of such impact.

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

Under our June 2001 agreement with Software Spectrum, we provide Sales and Marketing Services to Software Spectrum to assist in its resale and marketing of Sun and Websense software licenses and maintenance. Software Spectrum shares with us a portion of its gross profit from resales of Sun and Websense software licenses and maintenance, and reimburses us for a substantial portion of our cost of maintaining a team dedicated to sales and marketing of that software and maintenance. This contract accounted for substantially all of our Alliance and reimbursement revenues, a significant portion of our Online services and technology revenues, and more than 10% of our total revenues in our 2005 fiscal year. While this agreement covers resales of Sun and Websense software and maintenance, most of the sales under the agreement are of Sun software and maintenance.  In recent years, sales and market share of those Sun software product lines have generally declined.  If this trend continues, revenues to us under this contract are likely to decrease over the long term. In addition, Sun may decrease the amount of gross profit it allows Software Spectrum to retain from customer renewals of Sun software maintenance, which would in turn reduce the amount of gross profit we would receive from such maintenance renewals.  Currently most of our Alliance and reimbursement revenues and a portion of our Online services and technology revenues are derived from Sun maintenance renewals.  Additionally, the term of that agreement will expire in June 2005, is renewable for subsequent one-year terms, and may be terminated without cause by either party on 90 days’ notice. It is possible that Software Spectrum will terminate this agreement without cause or will choose not to renew the agreement at any renewal point. It is also possible that Sun and/or Websense will choose to stop permitting Software Spectrum to resell their software. Any termination or non-renewal of our agreement with Software Spectrum, or termination of Software Spectrum’s rights to resell Sun software, would likely cause a substantial and immediate decrease in our revenues.

The loss of one or more of our key customers or partners could cause our revenue growth to slow or cause our revenues to decline.

A substantial amount of the revenues from our SubscribeNet service come from a relatively small number of companies. These include software providers to whom we provide our SubscribeNet service, as well as Software Spectrum, to whom we provide both our SubscribeNet service and sales and marketing services. Our contracts with most of these companies are subject to renewal or cancellation annually. If any of these companies elected to cancel their agreements with us, our revenue growth would likely slow or our revenues might decline. Either of these types of events could reduce our sales through loss of existing customers, or reduce our margins through increased price competition.

Mergers and acquisitions in the technology sector could harm us by causing cancellation of customer contracts where our customers are acquired, or by strengthening our competitors.

In recent years, there has been an increase in mergers and acquisitions among technology companies.  This trend poses risks for us.  First, our customers are technology companies, and any acquisitions of our customers could lead to cancellation of our contracts with those customers by the acquiring companies.  This recently occurred when Oracle Corporation notified us of its cancellation of our contract with our customer PeopleSoft, Inc., after Oracle acquired PeopleSoft. (This contract accounted for less than 3% of our total annual revenues for our 2005 fiscal year.) Second, our competitors also are technology companies.  Any acquisitions of other companies by our competitors, or acquisitions of our competitors by other companies, are likely to result in stronger companies competing against us.

Our prospective customers may delay purchasing, and our new customers may delay implementing, our SubscribeNet service while they assess their internal controls in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  This may delay our revenue growth.

Section 404 of the Sarbanes-Oxley Act of 2002 requires most publicly traded companies to include in their annual reports an assessment by management of the companies’ internal control structures and procedures for financial reporting, and an attestation by the companies’ independent registered public accounting firms of that management assessment. To comply with this new requirement, many public companies are preparing detailed documentation of their information technology (“IT”) systems supporting their internal control structures and procedures.  To minimize their risk of error, these companies may be reluctant to add new IT systems until their Section 404 assessments are complete and have been filed with the SEC as part of their annual reports.  As a result, prospective purchasers of our SubscribeNet service may delay completing their purchases of the service, and new SubscribeNet customers may delay implementing the service, while they complete the Section 404 assessments over the next several months.  This could, in turn, cause delays in new sales of our SubscribeNet service and/or delays in recognition of revenue from recent sales of our service.

We have a history of losses and negative cash flow, and we have yet to achieve sustained profitability or positive cash flow.

We have incurred significant losses since we were formed in 1996, and have yet to achieve sustained profitability or positive cash flow. As of February 28, 2005, we had an accumulated deficit of approximately $156 million. Also, with the exception of our quarter ended November 30, 2002, we have not achieved positive cash flow from operations since our formation in 1996. Our operating history makes it difficult to evaluate whether or when we will be able to achieve sustained profitability or positive cash flow in the future.

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

Our SubscribeNet service fees, which comprise most of our Online services and technology revenues, are recognized ratably over contract terms of generally one year, thereby limiting the quarter-to-quarter volatility of those revenues.  Nevertheless, certain factors may cause our Online services and technology revenues to fluctuate.  In addition, our Alliance and reimbursement revenues and overall operating results are subject to substantial quarterly and annual fluctuation.  In addition to the other risk factors described in this section, factors that could cause such fluctuation include:

•      Fluctuations in demand for the software we resell jointly with Software Spectrum, which is the basis for most of our Alliance and reimbursement revenue and a portion of our Online services and technology revenue;

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

If the bid price of our stock does not close at or above $1.00 for 10 consecutive business days before August 22, 2005, or before February 22, 2006 if our compliance period is extended, our stock may be delisted from the Nasdaq SmallCap Market.

On February 23, 2005, we received a letter from The Nasdaq Stock Market indicating that, for 30 consecutive business days, the bid price of our stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq SmallCap Market and that, in accordance with NASD rules, we had 180 calendar days to regain compliance.  The letter also stated that if, at any time before August 22, 2005, the bid price of our stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will notify us that we comply with the listing requirements.  If we do not regain compliance by August 22, 2005, we may be granted an additional 180-day period (until February 22, 2006) to regain compliance if we meet The Nasdaq SmallCap Market initial listing criteria other than the minimum bid price requirement.  If we do not regain compliance within the allotted compliance period (including any extensions that may be granted by Nasdaq), Nasdaq staff will notify us that our stock will be delisted from The Nasdaq SmallCap Market.  At that time,  we would be entitled to appeal the staff’s determination to a Nasdaq Listing Qualifications Panel. We are currently reviewing what actions we should take to regain compliance with the minimum bid price rule.

If our stock were delisted, it would become harder to buy and sell. Further, our stock could then potentially be subject to what are known as the “penny stock”

rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our stock might decline. As a result, it could become more difficult for our shareholders to sell their shares of our stock.

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

In October 2004, FASB adopted Statement 123 (Revised 2004), “Share-Based Payment,” which will require us to measure compensation costs for all stock based compensation (including stock options and our employee stock purchase plan) at fair value and take a compensation charge equal to that value.  The SEC has amended the deadline to adopt SFAS No. 123R.  As a result, we will be required to adopt the provisions of SFAS No. 123R during the first quarter of our fiscal year ending February 28, 2007.  Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Recent legislation, especially the Sarbanes Oxley Act of 2002, requires that we evaluate our internal controls, and while we believe that we currently have adequate internal control procedures in place, this exercise has no precedent available by which to measure the adequacy of our compliance, and in addition it may also cause our operating expenses to increase.

The Sarbanes-Oxley Act of 2002, the California Disclosure Act and newly proposed or enacted rules and regulations of the SEC and the National Association of Securities Dealers impose new duties on us and our executives, directors, attorneys and independent accountants. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we are evaluating our internal controls systems to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls. We are performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, we are incurring additional expenses and diversion of management’s time and we may be required to hire additional personnel as well as to use additional outside legal, accounting and advisory services. Any of these developments could materially increase our operating expenses and accordingly reduce our net income or increase our net losses. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq Stock Market and our reputation may be harmed. Any such action could adversely affect our financial results and the market price of our common stock.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At the end of fiscal year 2005, we had cash and cash equivalents of $9.5 million. We have not used derivative financial instruments in our investment portfolio during fiscal year 2005. We place our investments with high quality issuers, by policy, in an effort to limit the amount of credit exposure to any one issue or issuer.  All of our sales are in United States Dollars.

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents portfolio.  The effect of changes in interest rates of +/-10% over a six-month horizon would not have a material effect on the fair value of the portfolio.  Any declines in interest rates over time will, however, reduce our interest income.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Pricewaterhouse LLP, Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Intraware, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Intraware, Inc. and its subsidiaries at February 28, 2005 and February 29, 2004, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California

April 15, 2005

INTRAWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for per share amounts)

	February 28, 2005	February 29, 2004
ASSETS
Current assets:
Cash and cash equivalents	$9,463	$11,804
Accounts receivable, net	1,765	1,462
Cost of deferred revenue and prepaid licenses and services	404	214
Other current assets	321	317
Total current assets	11,953	13,797
Cost of deferred revenue, less current portion	70	43
Property and equipment, net	863	897
Other assets	80	33
Total assets	$12,966	$14,770

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$823	$1,034
Accounts payable	464	577
Accrued liabilities	967	928
Deferred revenue	2,450	2,035
Related party deferred revenue	2	648
Total current liabilities	4,706	5,222
Deferred revenue, less current portion	164	295
Notes payable, less current portion	342	766
Total liabilities	5,212	6,283
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock; $0.0001 par value; 10,000 shares authorized:
Series A; 552 shares issued and outstanding at February 28, 2005 and February 29, 2004, (aggregate liquidation preference of $1,000 at February 28, 2005 and February 29, 2004).	897	897
Total redeemable convertible preferred stock	897	897
Stockholders’ equity:
Common stock; $0.0001 par value; 250,000 shares authorized; 60,447 and 59,504 shares issued and outstanding at February 28, 2005 and February 29, 2004, respectively.	6	6
Additional paid-in-capital	163,168	162,043
Accumulated deficit	(156,317)	(154,459)
Total stockholders’ equity	6,857	7,590
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$12,966	$14,770

The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	For the Years Ended
	February 28, 2005	February 29, 2004	February 28, 2003

Revenues:
Online services and technology	$7,816	$6,768	$6,872
Alliance and reimbursement	2,431	3,311	4,271
Related party online services and technology	546	466	277
Software product sales	42	362	2,622
Total revenues	10,835	10,907	14,042
Cost of revenues:
Online services and technology	3,009	2,339	2,385
Alliance and reimbursement	1,523	1,814	2,023
Software product sales	37	307	1,972
Total cost of revenues	4,569	4,460	6,380
Gross profit	6,266	6,447	7,662
Operating expenses:
Sales and marketing	2,892	2,616	5,430
Product development	1,531	2,733	6,184
General and administrative	3,767	3,368	3,017
Restructuring	(75)	—	1,239
(Gain) loss on disposal of assets	47	(14)	—
Amortization of intangibles	—	—	1,085
Impairment of assets	—	—	792
Loss on abandonment of assets	—	—	128
Total operating expenses	8,162	8,703	17,875
Loss from operations	(1,896)	(2,256)	(10,213)
Interest expense	(101)	(206)	(2,650)
Interest and other income and expenses, net	139	82	544
Gain on sale of Asset Management software business	—	—	2,656
Net loss	$(1,858)	$(2,380)	$(9,663)
Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.20)
Weighted average shares - basic and diluted	60,127	55,910	47,722

The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional Paid-In Capital	Unearned Stock-Based Compensation	Accumulated Deficit	Stockholders’ Equity	Comprehensive Loss
	Common Stock
	Shares	Amount
Balance at February 28, 2002	40,447	$4	$144,140	$(1,618)	$(142,416)	$110
Exercise of stock options and warrants, net of repurchase of unvested common stock	399	—	389	—	—	389
Issuance of common stock for employee stock purchase program	214	—	139	—	—	139
Deferred stock-based compensation for forfeited options	—	—	(544)	544	—	—
Issuance of common stock with warrants, net of issuance costs of $727	8,738	1	5,840	—	—	5,841
Conversion of notes payable to common stock, net of issuance costs of $210	1,300	—	1,078	—	—	1,078
Reclassification of warrants to equity	—	—	891	—	—	891
Amortization of unearned stock-based compensation	—	—	—	1,042	—	1,042
Conversion of preferred stock into common stock	1,003	—	874	—	—	874
Options issued for services	—	—	63	—	—	63
Net loss	—	—	—	—	(9,663)	(9,663)	$(9,663)
Other comprehensive loss							—
Total comprehensive loss							$(9,663)

Balance at February 28, 2003	52,101	5	152,870	(32)	(152,079)	764
Exercise of stock options	1,317	—	1,309	—	—	1,309
Issuance of common stock for employee stock purchase program	183	—	125	—	—	125
Issuance of common stock, net of issuance costs of $89	4,000	1	6,111	—	—	6,112
Amortization of unearned stock-based compensation	—	—	—	28	—	28
Deferred stock-based compensation for options forfeited	—	—	(4)	4	—	—
Issuance of warrant to purchase common stock in connection with note payable	—	—	46	—	—	46
Conversion of preferred stock and warrants into common stock	1,903	—	1,586	—	—	1,586
Net loss	—	—	—	—	(2,380)	(2,380)	$(2,380)
Other comprehensive loss							—
Total comprehensive loss							$(2,380)

Balance at February 29, 2004	59,504	6	162,043	—	(154,459)	7,590
Exercise of stock options	401	—	404	—	—	404
Issuance of common stock for employee stock purchase program	195	—	230	—	—	230
Conversion of warrants into common stock	347	—	491	—	—	491
Net loss	—	—	—	—	(1,858)	(1,858)	$(1,858)
Other comprehensive loss							—
Total comprehensive loss							$(1,858)

Balance at February 28, 2005	60,447	$6	$163,168	$—	$(156,317)	$6,857

The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended
	February 28, 2005	February 29, 2004	February 28, 2003
Cash flows from operating activities:
Net loss	$(1,858)	$(2,380)	$(9,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	591	1,580	3,830
Amortization of goodwill and intangibles	—	—	1,085
Amortization of unearned compensation	—	28	1,042
Provision for (reduction of) doubtful accounts	(23)	(73)	28
Loss (gain) on sale of fixed assets	47	(14)	(1)
Gain on sale of Asset Management software business	—	—	(2,656)
Warrants adjustment to fair value	—	—	(460)
Amortization of discount on note payable	21	22	1,845
Impairment of assets	—	—	792
Loss on abandonment of assets	—	—	128
Amortization of warrant charge offset against revenue	—	—	936
Options to purchase common stock issued for services	—	—	63
Changes in assets and liabilities:
Accounts receivable	(280)	132	1,168
Prepaid licenses, services and cost of deferred revenue	(217)	109	2,679
Other assets	(43)	(1)	1,595
Accounts payable	(205)	(149)	(5,247)
Accrued liabilities	39	(261)	(466)
Deferred revenue	284	(348)	(1,897)
Related party deferred revenue	(646)	(100)	—
Net cash used in operating activities	(2,290)	(1,455)	(5,199)
Cash flows from investing activities:
Purchase of property and equipment	(514)	(575)	(554)
Proceeds from sale of Asset Management software business	—	—	9,500
Proceeds from sale of fixed assets	2	14	7
Net cash provided by (used in) investment activities	(512)	(561)	8,953

Cash flows from financing activities:
Proceeds from notes and warrants, net of issuance costs	426	2,237	—
Principal payments on notes payable	(1,082)	(413)	(5,700)
Proceeds from common stock and warrants, net of issuance costs	1,117	7,556	7,404
Principal payments on capital lease obligations	—	(2,401)	(1,596)
Net cash provided by financing activities	461	6,979	108
Net increase (decrease) in cash and cash equivalents	(2,341)	4,963	3,862
Cash and cash equivalents at beginning of the year	11,804	6,841	2,979
Cash and cash equivalents at end of the year	$9,463	$11,804	$6,841

Supplemental disclosure of cash flow information:
Cash paid for interest	$82	$177	$501
Supplemental non-cash activity:
Property and equipment leases	$—	$—	$16
Common stock issued for preferred stock conversion and warrant exercises	$—	$1,575	$874
Reclassification of warrants to equity	$—	$—	$891
Notes payable converted to common stock and warrants	$—	$—	$1,078
Purchases of property and equipment in accounts payable	$92	$43	$—
Issuance of warrants to purchase common stock	$—	$46	$—
Shareholder receivable for common stock purchases	$8	$—	$—

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

We have incurred losses and negative cash flows during each fiscal year since inception. For the year ended February 28, 2005, we narrowed our net losses to approximately $1.9 million.  Despite our improvements, we continued to experience recurring losses and negative cash flows from operations for the year ended February 28, 2005. Under our June 2001 agreement with Software Spectrum, we provide Sales and Marketing Services to Software Spectrum to assist in its resale and marketing of Sun and Websense software licenses and maintenance. This contract accounted for more than 10% of our total revenues in our 2005 fiscal year. The term of this agreement will expire in June 2005, is renewable for subsequent one-year terms, and may be terminated without cause by either party on 90 days’ notice. It is possible that Software Spectrum will terminate this agreement without cause or will choose not to renew the agreement at any renewal point. Any termination or non-renewal of our agreement with Software Spectrum, or termination of Software Spectrum’s rights to resell Sun software, would likely cause a substantial and immediate decrease in our revenues.  We believe that the effects of our capital financing, strategic actions implemented to improve revenue, and cost controls will be adequate to generate sufficient cash resources to fund our future operations. However, if we fail to sufficiently increase our revenues or control spending, our business could be materially adversely affected.

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

Cash, Cash Equivalents and Short-Term Investments

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

We classify all of our investments which are not cash and cash equivalents as “available-for-sale” and carry them at fair market value. Changes in fair market value are recorded as a component of other comprehensive income until realized. Realized gains and losses are determined based on the specific identification method and are reflected in interest and other income and expenses, net and any unrealized gains and losses are reflected on the statement of stockholders’ equity as other comprehensive income/loss.

As of February 28, 2005 and February 29, 2004, all of our investments were classified as cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. Deposits in these financial institutions may exceed the amount of insurance, if any, provided on such deposits. Our accounts receivable are derived from revenue earned from customers located primarily in the United States of America. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon our historical experience and the expected collectability of all accounts receivable. We review our allowances by assessing individual accounts receivable balances over a specific aging and/or amount, and all other balances on an aggregate basis, based on historical collection experience.

For the years ended February 28, 2005 and February 29, 2004, transactions with Software Spectrum, Inc. accounted for approximately 30% and 41% of our total revenues, respectively. For the year ended February 28, 2003, two customers, Software Spectrum, Inc. and Sun Microsystems, Inc. accounted for approximately 33% and 18% of our revenues, respectively. For the years ended February 28, 2005, February 29, 2004 and February 28, 2003, no other customers accounted for more than 10% of the our total revenues. At February 28, 2005, two customers, Software Spectrum, Inc. and Progress Software Corporation, accounted for 21% and 10% of our accounts receivable balance, respectively. At February 29, 2004, two customers, Software Spectrum, Inc. and Progress Software Corporation, accounted for 39% and 15% of our accounts receivable balance, respectively.

Fair Value of Financial Instruments

Our financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The reported amounts of bank borrowings approximate fair value due to the market value interest rate that these debts bear.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive loss as a component of stockholders’ equity and were not significant during the periods presented. Net gains and losses resulting from foreign exchange transactions are included in interest and other income and expenses, net and were not significant during the periods presented.

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

When assets are sold or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the asset and accumulated depreciation and amortization accounts, respectively. Upon the disposition of property and equipment, the accumulated depreciation and amortization is deducted from the original cost and any gain or loss on that sale or disposal is credited or charged to operating expenses.  For the years ended February 28, 2005 and February 29, 2004, we recognized a gain/(loss) of ($47,000) and $14,000 on the disposal of assets, respectively.

Maintenance, repairs, and minor renewals are charged to expense as incurred.

Expenditures that substantially increase an asset’s useful life are capitalized.

Long-Lived Assets

We account for impairments of tangible long-lived assets in accordance with the provisions of Statement on Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No such changes in circumstances have occurred to date. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we compare the book value of such assets to the future undiscounted cash flows attributed to those assets. If the book value is greater than the future undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

Goodwill and Intangible Assets

Intangible assets are carried at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over the economic lives of the respective assets, generally one and a half to four years.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and other Intangible Assets,” goodwill amortization was discontinued as of March 1, 2002, and $1.2 million of intangibles relating to assembled workforce was subsumed into goodwill. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with the reporting unit’s carrying amount, including goodwill. If the carrying amount of our reporting units exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of our reporting unit’s goodwill with the carrying amount of that goodwill. We completed our first phase impairment analysis during the quarter ended May 31, 2002, and found no instances of impairment. There were no goodwill or intangibles recorded at February 28, 2005 and February 29, 2004, due to the inclusion of the remaining goodwill balance in the determination of the gain on sale of our Asset Management software business during the quarter ended May 31, 2002 (see Note 10).

The changes in the carrying amount of goodwill during year ended February 28, 2003, were as follows (in thousands):

Balance at March 1, 2002	$6,979
Goodwill included in the determination of the gain related to the sale of Asset Management software business	(6,979)
Balance as of February 28, 2003	$—

Revenue Recognition

Online services and technology revenue results primarily from three types of arrangements.  First, it results from sales of our SubscribeNet ESDM service to software vendors and other companies that distribute software as part of their business.  Second, it results from professional services that we provide to customize our SubscribeNet service for customers, to convert data for customers, and to integrate our proprietary software.  Third, it results from the sale of our proprietary software licenses and related maintenance to companies using those products internally or using those products to provide web-based services to their customers. As a result of the sale of our Asset Management software business in May 2002, we are not currently deriving revenue from licenses, maintenance or integration services for our proprietary software; however, we may recognize such revenues in the future if opportunities arise to sell licenses for our proprietary software underlying our SubscribeNet service and related maintenance. We sell our SubscribeNet service, and will sell proprietary software licenses if opportunities present themselves, primarily through our direct sales force and authorized resellers.

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

We derive software product revenues from our past resales of licenses and maintenance for multiple business software product lines. As of July 1, 2001, we generally no longer resell third-party software licenses and maintenance, though we still resell licenses for third-party products complementary to our SubscribeNet service. Since July 1, 2001, we have continued to recognize revenue from our resale of third-party software licenses and related maintenance contracts over the life of the arrangements made prior to July 1, 2001. Vendor specific objective evidence of fair value for the maintenance element of the resold software arrangements has been based on historical and contractual renewal rates for maintenance. We deferred the maintenance revenue at the outset of the arrangement and recognized it ratably over the period during which the maintenance was to be provided.  This period normally commenced on the date the software was delivered and generally continued for 12 months, although certain maintenance contracts continued for longer periods.  At February 28, 2005, we did not have any deferred revenue relating to software product revenues.

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

We also sell additional professional services related to SubscribeNet agreements.  Generally, these services do not provide stand-alone value to a customer, and accordingly, we defer recognition of that revenue until the go-live date for the professional services, similar to the manner in which we treat SubscribeNet service revenues as discussed above.  Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the completion of the professional services. Estimated customer life requires that we periodically estimate the projected life of our existing customers, based on historical information, such as customer renewal rates. Since revenues generated from additional professional services represent less than 5% of our overall revenues for the year ended February 28, 2005, any change to our estimated customer life is unlikely to have a material adverse impact on our financial condition or results of operations.

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

Revenue from transactions through authorized resellers has been recognized when the licenses and maintenance have been resold or utilized by the reseller or when our related obligations have been satisfied. Those transactions primarily consisted of resales, through our authorized resellers, of our proprietary Asset Management software licenses and maintenance (we sold our Asset Management software business to Computer Associates International, Inc. during our fiscal year ended February 28, 2003, see Note 10).  For those transactions, we based vendor specific objective evidence of fair value for the maintenance element of the proprietary software arrangements on historical and contractual renewal rates for maintenance. We deferred the maintenance revenue at the outset of the arrangement and recognized it ratably over the period during which the maintenance was to be provided (generally 12 months), which normally commenced on the date the software was delivered.

Deferred Revenue

Deferred revenue consists primarily of billings or payments received in advance of revenue recognition from the sale of ESDM services, software licenses, software maintenance, and software research and evaluation services. Such revenue is recognized as revenue recognition criteria are met.

Costs of Deferred Revenue

We capitalize direct costs of revenues related to significant implementation and professional services contracts associated with our SubscribeNet services.  Direct costs include compensation and payroll-related fringe benefits directly related to the time spent on significant implementation and professional services activities.  These costs are recognized over the same term as the associated revenue from those contracts (see “Revenue Recognition” above). Any change in our revenue recognition estimates could result in corresponding changes to our recognition of costs of deferred revenues. At February 28, 2005, we had approximately $0.5 million in capitalized costs of deferred revenues.  We expense customer acquisition costs, including sales commissions, as incurred.

Capitalized Software

During fiscal year 2000, we adopted Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires that certain costs for the development of internal use software should be capitalized, including the costs of coding, software configuration, upgrades and enhancements. Product development costs include costs incurred by us to develop, enhance and manage our website and online services.

In our fiscal year 2003, we implemented a plan to sell licenses for our proprietary software underlying our SubscribeNet service. Such development costs are being accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to product development expense in the accompanying consolidated statements of operations.

Advertising Expense

We utilize online seminars known as “webinars,” print and online advertising, trade shows, direct mail, online promotions and regional marketing development to expand product and brand awareness in the information technology professional community. All advertising costs are expensed as incurred. Advertising costs amounted to approximately $488,000 for the year ended February 28, 2005, $188,000 for the year ended February 29, 2004, and $357,000 for the year ended February 28, 2003.

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

	For the year ended,
	February 28, 2005	February 29, 2004	February 28, 2003

Net loss as reported	$(1,858)	$(2,380)	$(9,663)
Add: unearned stock-based compensation expense included in reported net loss	—	28	1,042
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(3,154)	(3,588)	(4,674)

Pro forma	$(5,012)	$(5,940)	$(13,295)

Net loss per share — basic and diluted
As reported	$(0.03)	$(0.04)	$(0.20)

Pro forma	$(0.08)	$(0.11)	$(0.28)

We calculated the fair value and value of each option grant on the date of grant during the years ended February 28, 2005, February 29, 2004, and February 28, 2003, respectively, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	For the year ended,
	February 28, 2005	February 29, 2004	February 28, 2003
Risk-free interest rates	2.00 - 3.77%	1.51 - 3.37%	2.48 - 4.44%
Expected lives (in years)	4	4	4
Dividend yield	0%	0%	0%
Expected volatility	99%	130%	142%

We calculated the fair value of the stock issued under the employee stock purchase plan for the years ended February 28, 2005, February 29, 2004, and February 28, 2003, respectively, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	For the year ended,
	February 28, 2005	February 29, 2004	February 28, 2003
Risk-free interest rates	1.12 - 1.99%	1.01 - 1.22%	1.64 - 1.96%
Expected lives (in months)	6	6	6
Dividend yield	0%	0%	0%
Expected volatility	64 - 79%	58 - 102%	120 - 151%

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

Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period excluding shares subject to repurchase. The terms of our redeemable convertible preferred stock include the right to participate in dividends declared to common stockholders. Our redeemable convertible preferred stock does not have a contractual obligation to share in the losses in any given period. As a result, this participating security will not be allocated any losses in the periods of net losses, but will be allocated in the periods of net income using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings.  Under the two-class method, net income is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amounts of dividends that must be paid for the current period.  The remaining earnings are then allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed.  The total earnings allocated to each security are determined by adding together the amounts allocated for dividends and the amounts allocated for a participation feature.  The total earnings allocated to each security are then divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share.

Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect is dilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon the conversion of preferred stock. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per share as well as securities not included in the diluted net loss per share calculation because to do so would be antidilutive:

	For the Years Ended
	February 28, 2005	February 29, 2004	February 28, 2003
	(in thousands, except per share amounts)
Numerator:
Net loss	$(1,858)	$(2,380)	$(9,663)

Denominator:
Weighted average shares	60,127	55,910	47,723
Weighted average unvested common shares subject to repurchase	—	—	(1)
Denominator for basic and diluted calculation	60,127	55,910	47,722

Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.20)

Antidilutive securities not included in weighted average shares:
Redeemable convertible preferred stock	552	552	1,886
Warrants to purchase common stock	1,592	2,215	3,556
Options to purchase common stock	11,335	9,340	8,335

	13,479	12,107	13,777

Comprehensive Loss

We comply with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Comprehensive loss has been included in the Statement of Stockholders’ Equity for all periods presented.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require us to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which we currently use for our footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a specific valuation methodology. The Securities and Exchange Commission (“SEC”) has amended the deadline to adopt SFAS No. 123R.  As a result, we will be required to adopt the new accounting provisions beginning in our first quarter of our fiscal year ending February 28, 2007. In addition, the SEC, in March 2005, issued Staff Accounting Bulletin No. 107 (“SAB 107”).  SAB 107 provides guidance regarding the interaction between SFAS No. 123R and SEC rules and regulations.  We expect the adoption of SFAS No. 123R and SAB 107 will have a material adverse impact on our results of operations and loss per share. We are currently in the process of evaluating the extent of such impact.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not change previously reported net loss, stockholders’ equity or cash flow.

NOTE 2.                ALLIANCES

Provision of Sales and Marketing Services to Software Spectrum for Resale of Third-Party Software

Prior to June 2001, we resold Sun Microsystems, Inc. (“Sun”) Internet-related application software (marketed under the brands “Sun/Netscape Alliance” and “iPlanet”) and related maintenance services to end-users in North America under an agreement between us and Sun.  In June 2001, we signed an agreement with Software Spectrum under which we transferred to Software Spectrum our Sun software resale business, including our agreement with Sun for resale of Sun software and maintenance services.  Software Spectrum assumed primary responsibility for resale of Sun software and related maintenance under its agreement with Sun (which has since been replaced by an agreement between Software Spectrum and Sun’s distributor).  We continue to assist Software Spectrum in its sales and marketing of the Sun software currently marketed under the brands “Sun ONE” and “Java Enterprise System,” as well as related maintenance, and also provide our SubscribeNet service to Software Spectrum to enable it to deliver that Sun software to its customers electronically. As part of this arrangement, Software Spectrum pays us a percentage of the gross profit derived from its sales of Sun software licenses and maintenance services, and reimburses us for up to a set amount of our costs in maintaining a team dedicated to sales of Sun software licenses and maintenance (included in the Alliance and reimbursement revenue line on our consolidated statements of operations).  The June 2001 agreement with Software Spectrum was part of our transition out of the business of generally reselling third-party software. At the time we announced this agreement, we also ceased reselling all third-party software except a limited number of products that were complementary to our SubscribeNet service.

In December 2003, we amended our June 2001 agreement with Software Spectrum to add Websense software to the set of products that Software Spectrum and Intraware jointly resell under that agreement. Under these arrangements, Software Spectrum pays us a percentage of the gross profit derived from our joint sales of Websense software licenses and maintenance services (included in the Alliance and reimbursement revenue line on our consolidated statements of operations).

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

On April 30, 2004, Zomax and Intraware mutually terminated the Strategic Alliance Agreement and entered into a new reseller agreement (the “Zomax Reseller Agreement”). The Zomax Reseller Agreement allows Zomax to resell our SubscribeNet service. Zomax will pay us fees, to be determined on a case-by-case basis, for each resale of the SubscribeNet service.  Under the Zomax Reseller Agreement, Zomax does not pay minimum annual license fees to us. The term of the Zomax Reseller Agreement is one year, subject to automatic annual renewal for one-year periods. Each party has the right to terminate the Zomax Reseller Agreement without cause upon 60 days’ notice.

As part of the termination of the Strategic Alliance Agreement, Zomax and Intraware are not subject to exclusivity requirements or restrictions on sales to other companies. In addition, in consideration for Zomax’ termination of the Strategic Alliance Agreement in May 2004, we refunded approximately $0.1 million of the $0.4 million prepayment for future services paid by Zomax to us during the three months ended November 30, 2003.  The remaining deferred revenue balance of approximately $0.4 million at April 30, 2004, was recognized as revenue during the three months ended May 31, 2004, given that we no longer had any obligations under the Strategic Alliance Agreement.

During the years ended February 28, 2005, February 29, 2004, and February 28, 2003, we recognized $0.5 million, $0.5 million, and $0.3 million of revenue, respectively, in connection with this arrangement.  These amounts are classified as Related party online services and technology revenue.

Resale of SubscribeNet Service by Hewlett-Packard Company

In September 2004, we entered into an agreement with Hewlett-Packard Company (“HP”) for its resale of our SubscribeNet service through HP’s Software Publisher Services division (the “HP Reseller Agreement”).  Under the HP Reseller Agreement, HP pays us service fees based on its resales of the SubscribeNet service.  The term of the HP Reseller Agreement is one year, subject to automatic annual renewal for one-year periods. Each party has the right to terminate the HP Reseller Agreement without cause upon 120 days’ notice. To date, no revenue has been recognized under the HP Reseller Agreement.

NOTE 3.                BALANCE SHEET COMPONENTS

	February 28, 2005	February 29, 2004
	(in thousands)

Accounts receivable, net:
Accounts receivable	$1,778	$1,498
Allowance for doubtful accounts	(13)	(36)

	$1,765	$1,462

For the years ended February 28, 2005, February 29, 2004 and February 28, 2003, we provided for an increase/(decrease) in allowance for doubtful accounts of approximately ($23,000), $9,000, ($53,000), respectively, and wrote-off accounts receivable against the allowance for doubtful accounts of approximately zero, $1,000, and $80,000, respectively. In addition, at February 28, 2005 we had one large unbilled accounts receivable balance related to our Software Spectrum agreement (see Note 2) of approximately $0.4 million.

	February 28, 2005	February 29, 2004
	(in thousands)

Property and equipment, net:
Computer equipment and software	$6,016	$8,637
Furniture and office equipment	930	974
Leasehold improvements	69	55

	7,015	9,666
Less: accumulated depreciation and amortization	(6,152)	(8,769)

	$863	$897

Accrued liabilities:
Accrued compensation and benefits	$548	$553
Accrued professional services	253	133
Customer deposits	—	27
Other	166	215

	$967	$928

For the years ended February 28, 2005, February 29, 2004, and February 28, 2003, depreciation and amortization expense of property and equipment was $0.6 million, $1.6 million, and $3.8 million, respectively.  Total assets acquired under capital lease at February 28, 2005, February 29, 2004, and February 28, 2003, totaled zero, zero, and $4.3 million, respectively.  Accumulated depreciation under capital leases totaled zero, zero, and $3.7 million, for the years ended February 28, 2005, February 29, 2004, and February 28, 2003, respectively.

Substantially all of our assets are collateralized by our Bank Notes Payable and Equipment Advance Agreements (See
Note 8).

NOTE 4.                INCOME TAXES

As of February 28, 2005, we had approximately $88 million of federal and $47 million of state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts between fiscal year 2006 and 2025. The Tax Reform Act of 1986 limits the use of net operating losses and tax credit carryforwards in certain circumstances where changes occur in the stock ownership of a company. Because of cumulative ownership changes in the past, the federal and state loss carryforwards have been reduced by the amount of the net operating loss carryforwards that will expire. Because of these cumulative ownership changes, federal loss carry forwards totaling approximately $44 million and state loss carry forwards totaling approximately $22 million are subject to limitation. At February 28, 2005, $44 million and $25 million of federal and state net operating losses, respectively, are available without limitation to offset future taxable income. Should there be a change of ownership in the future, the available net operating losses may be further limited.

As of February 28, 2005, we had approximately $957,000 and $751,000 of federal and state research and development credit carryforwards, respectively. These federal credits will expire in various years through fiscal year 2022 if not utilized. The California credits can be carried forward indefinitely.

Based upon our limited operating history and losses incurred to date, management does not believe the realization of the related deferred tax assets meets the recognition criteria required by generally accepted accounting principles, and accordingly, a full valuation allowance has been recorded to reduce the carrying value of the deferred tax assets to zero. Changes in our valuation allowance for the fiscal years 2005 and 2004 were approximately $1 million.  Approximately $4.2 million of the valuation allowance relates to stock option deductions that, if recognized, will be recorded as a credit to shareholders’ equity.

Net deferred assets are composed of the following (in thousands):

	February 28, 2005	February 29, 2004
Deferred tax assets:
Net operating loss carryforwards	$32,571	$31,748
Fixed asset basis difference	191	321
Research and development credits	1,453	1,453
Accruals and reserves	332	236
Total deferred tax assets	34,547	33,758
Valuation allowance	(34,547)	(33,758)
Total deferred tax assets	$—	$—

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for the year summarized below:

	February 28, 2005	February 29, 2004	February 28, 2003
Provision computed at federal statutory rate	-34.00%	-34.00%	-34.00%
State taxes, net of federal benefit	0.00%	0.00%	0.00%
Amortization of goodwill	0.00%	0.00%	3.85%
Impairment of goodwill	0.00%	0.00%	26.50%
Amortization of deferred compensation	0.00%	0.40%	3.69%
Other	0.00%	0.87%	-1.39%
Change in valuation allowance	34.00%	32.73%	1.35%
Provision for income taxes	0.00%	0.00%	0.00%

NOTE 5.                COMMITMENTS AND CONTINGENCIES

Operating Leases and Noncancelable Debt

We lease our office facilities and certain equipment under noncancelable operating lease agreements, which expire at various dates through our fiscal year ending 2006. The leases require that we pay all costs of maintenance, utilities, insurance and taxes. Rent expense under these leases totaled approximately $0.5 million, $0.5 million, and $0.9 million during the years ended February 28, 2005 and February 29, 2004 and February 28, 2003, respectively.

In addition, we sublease a portion of our facilities in Orinda, California. As a result, we received approximately $63,000 in sublease payments during the year ended February 28, 2005, which has been offset against rent expense.

Future minimum payments under all noncancelable debt and operating leases at February 28, 2005, are as follows (in thousands):

Year Ending February 28,	Long-term Debt	Operating Leases	Total

2006	$857	$287	$1,144
2007	263	2	265
2008	95	1	96
Total minimum payments	1,215	$290	$1,505
Less: amounts representing interest	(47)
Total principal balance	$1,168

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

•      Indemnities to Private Investors. In our private placements of stock, we have made representations and warranties to the investors and placement agents, and have agreed to indemnify them for any damages and costs they incur as a result of our breach of those representations and warranties. We also have signed registration rights agreements with private investors under which we indemnify them for damages they incur as a result of any material misstatements or omissions in our registration statements, and pay penalties in the event we fail to maintain the effectiveness of registration statements. The duration of our indemnities to our investors under the respective stock and warrant purchase agreements ranges from one to two years from the respective closing dates, other than the purchase agreements for our June 2000 warrants and our January 2001 Series A Preferred Stock, which provide for indemnities of unlimited duration. Our indemnities to our investors under the respective registration rights agreements expire upon termination of our registration obligations, which is typically the date the securities may be sold under Rule 144(k) under the Securities Act of 1933. Our potential payments under these indemnities are unlimited.

•      Indemnities to Directors and Officers. We indemnify our directors and officers for damages and costs incurred in the performance of their duties, to the extent permitted by Delaware law. The duration of, and our potential payments under, these indemnities are unlimited, subject to Delaware law.

We have historically received only a very limited number of requests for indemnification under these agreements and have not been required to make material payments under them. Accordingly, we believe that the fair value of each of these indemnification agreements is minimal and therefore have not recorded a liability related to these indemnification provisions.

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

In June 2004, a stipulation of settlement for the claims against the issuer defendants, including us, was submitted to the Court.  The underwriter-defendants in the In re Initial Public Offering Securities

Litigation (collectively, the “underwriter-defendants”), including the underwriters of our initial public offering, are not parties to the stipulation of settlement.

The settlement provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants.  The amount our insurers would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties. If the plaintiffs recover at least $1 billion from the underwriter-defendants, our insurers would have no liability for settlement payments under the terms of the settlement. If the plaintiffs recover less than $1 billion, we believe our insurance will likely cover our share of any payments towards satisfying plaintiffs’ $1 billion recovery deficit.  Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of February 28, 2005, we have not accrued a liability for this matter.  There is no guarantee the settlement will become final, as it is subject to a number of conditions, including the final approval of the Court.

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

	Preferred Stock
	Shares	Amount
Balance at February 28, 2002	1,658	$3,347
Conversion of Series A Preferred Stock into common stock	(248)	(404)
Conversion of Series B-1 Preferred Stock into common stock	(63)	(470)
Balance at February 28, 2003	1,347	2,473
Conversion of Series A Preferred Stock into common stock	(746)	(1,212)
Conversion of Series B-1 Preferred Stock into common stock	(49)	(364)
Balance at February 29, 2004	552	897
No activity	—	—
Balance at February 28, 2005	552	$897

Series A

On January 16, 2001, we raised $5.2 million in financing through the sale of a new class of Series A Preferred Stock and warrants to investors. Under the terms of this financing, we issued an aggregate of 2,872,922 shares of Series A Preferred Stock at a per share price of $1.81 and warrants to purchase 287,284 shares of common stock at an exercise price of $1.99, or 110% of the purchase price of the Series A Preferred Stock. The warrants expired January 16, 2005, which was four years from the issuance date. The purchase price for the Series A Preferred Stock was the average closing price of our common stock during the ten trading-day period ending January 11, 2001, plus a 15% premium. Each share of Series A Preferred Stock is convertible into one share of common stock at the election of the holder and entitles the holder to a liquidation preference equal to the amount of the original investment, in the event of liquidation, winding-up or our dissolution. The Series A Preferred Stock does not have a dividend; however, the stockholders do participate in dividends declared to common stockholders. No common dividends have been declared during the years ended February 28, 2005 and February 29, 2004 and February 28, 2003. The Series A Preferred Stock is not subject to adjustments to the conversion ratio, except for proportional adjustments in the event of a split or combination of the common stock. The holders of the Series A Preferred Stock vote together with other classes, with each share of Series A Preferred Stock having the number of votes equal to the number of shares of common stock into which the Series A Preferred Stock could be converted. Proceeds from this financing were allocated based on relative fair values of the Series A Preferred Stock and warrants issued.

As part of our agreement with the Series A Preferred Stock purchasers, we filed with the SEC a registration statement to register the resale of the common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the warrants.  The SEC declared that registration statement effective on October 4, 2002.

At February 28, 2005, 552,000 shares of Series A Preferred Stock remained outstanding.

Series B-1

On April 2, 2001, we entered into an agreement to sell a new class of Series B Preferred Stock and warrants to institutional and individual investors. Under the terms of this financing, we issued an aggregate of 360,000 shares of Series B Preferred Stock for aggregate gross proceeds of $3.6 million and net proceeds of $3.2 million, after fees and expenses. We also issued warrants to purchase 720,000 shares of our common stock with an exercise price of $1.125 per share, which was the closing bid price of our common stock on the trading day prior to the closing of the financing. The warrants provided for their expiration seven years from the issuance date. Each share of Series B Preferred Stock was convertible into ten shares of common stock at the election of the holder and entitled the holder to a liquidation preference equal to the amount of the original investment, in the event of a liquidation, winding-up or our dissolution. The Preferred Stock carried anti-dilution protection requiring a full adjustment of the conversion price to any lower price at which we sold stock to investors during the three months following the closing, and carried a weighted-average adjustment of the conversion price based on any sale of stock by us to investors during the subsequent nine-month period. The Preferred Stock did not carry a dividend; however the stockholders were entitled to participate in dividends declared to common stockholders. No dividends were declared during the years ended February 28, 2005 and February 29, 2004 and February 28, 2003. The new class of Series B Preferred Stock entitled its holders to elect a member of our Board of Directors. The holders of the Series B Preferred Stock voted together with other classes with each share of Series B Preferred Stock having the number of votes equal to the number of shares of common stock into which the Series B Preferred Stock could be converted.

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

In connection with the debt financing that we completed on September 20, 2001, all of the Series B Preferred Stock was exchanged for a new class of Series B-1 Preferred Stock, and the Series B Preferred Stock was eliminated as a class. The new Series B-1 Preferred Stock carried substantially the same rights, privileges and preferences as the eliminated Series B Preferred Stock. The exchange was effected primarily to enable us to issue debt as part of the debt financing that we closed on August 31, 2001 and September 20, 2001 (see Note 8). The terms of the Series B Preferred Stock prohibited us from issuing debt, but the terms of the Series B-1 Preferred Stock permitted us to issue debt with the consent of the holders of a majority of the Series B-1 Preferred Stock.

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

As part of our agreement with the Series B-1 Preferred Stock purchasers, we filed with the SEC a registration statement to register the resale of the common stock issuable upon conversion of the Series B-1 Preferred Stock and upon exercise of the warrants.  The SEC declared that registration statement effective on October 4, 2002.

At February 28, 2005 and February 29, 2004, all shares of the Series B-1 Preferred Stock had been converted.

NOTE 7.                COMMON STOCK

Our Certificate of Incorporation, as amended, authorizes us to issue 250 million shares of $0.0001 par value common stock.  In addition, our Board of Directors may, at its discretion, declare dividends to stockholders.  To date, we have not declared or paid dividends on our common stock.  Our Board of Directors presently intends to retain all earnings for use in our business and therefore does not anticipate declaring or paying any cash dividends in the foreseeable future.

On May 24, 2002, we completed a private placement of our common stock and warrants to purchase our common stock to institutional and individual investors. Under the terms of the financing, we issued an aggregate of 3,940,000 shares of common stock, and warrants to purchase 788,000 shares of our common stock with an exercise price of $1.19 per share, for aggregate gross proceeds of $3.9 million, including $2.6 million in cash and $1.3 million in cancelled indebtedness. The $1.19 per share exercise price of the warrants was the average closing sale price of our common stock on the five trading days preceding the closing date. The warrants issued to the investors expire four years from the issuance date. In addition to paying the placement agent a cash fee of $231,400 and reimbursing it for approximately $70,000 in expenses, we also issued to the placement agent and its designee warrants to purchase an aggregate of 310,200 shares of common stock at an exercise price of $1.00 per share, and warrants to purchase an aggregate of 62,040 shares of common stock at an exercise price of $1.19 per share. These warrants were valued at a fair value of $421,000 at May 24, 2002 and were accounted for as issuance costs. The warrants issued to the placement agent and its designee expire five years from the issuance date. All $1.19 warrants carry anti-dilution protection requiring a weighted-average adjustment of the exercise price and of the number of shares issuable upon exercise of the warrants for certain sales of stock by us at less than $1.19 per share during the 12 months following the closing; however, in accordance with NASD Marketplace Rules, we committed not to sell shares of our stock that would lead to an anti-dilution adjustment requiring us to issue a number of shares exceeding 19.9% of our then-current total common shares outstanding, without obtaining stockholder approval. As part of this transaction, we incurred approximately $126,000 in legal, accounting and other costs.

As part of our agreement with the investors, we filed with the SEC a registration statement to register the resale of the common stock we issued in the private placement and the common stock issuable upon exercise of the warrants.  The SEC declared that registration statement effective on June 26, 2002.

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

During the year ended February 28, 2003, we recorded a net credit of approximately $378,000, to interest and other income and expenses, net to adjust the carrying amount of the warrants issued on May 24, 2002, to fair value.

The May 24, 2002, common stock financing resulted in anti-dilution adjustments to the warrants issued in connection with our issuance of redeemable convertible preferred stock on June 30, 2000. The exercise price of the warrants issued in connection with our preferred stock on June 30, 2000, was adjusted from $1.54 to $1.50.

On August 12, 2002, we completed a private placement of common stock to Zomax Incorporated. Under the terms of the financing, we issued an aggregate of approximately 6.1 million shares of common stock for aggregate gross proceeds of approximately $5.0 million. As part of this transaction, we incurred approximately $89,000 in legal, accounting and other costs. Concurrent with that agreement, we entered into a strategic alliance agreement with Zomax (see Note 2). As of February 28, 2005, Zomax held approximately 5% of our outstanding common stock.

As part of the agreement with Zomax, we filed with the SEC a registration statement to register the resale of the common stock issued to Zomax.  The SEC declared that registration statement effective on September 23, 2003.

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

As part of the agreement with Zomax, we agreed to file with the SEC a registration statement to register the resale of the common stock issued to the investors.  The SEC declared that registration statement effective on November 3, 2003.

The September 9, 2003, common stock financing resulted in anti-dilution adjustments to the warrants issued in connection with our issuance of redeemable convertible preferred stock on June 30, 2000. The exercise price of the warrants issued in connection with our preferred stock on June 30, 2000, was adjusted from $1.43 to $1.41.

As of February 28, 2005 and February 29, 2004, there were no shares of outstanding common stock subject to repurchase.

As of February 28, 2005, the following table summarizes the terms of our outstanding warrants to purchase common stock (in thousands, except per share amounts):

Issuance Date	Number of Shares	Exercise Price	Expiration Date
May 21, 2001	800	$1.71	May 21, 2011
May 24, 2002	676	1.00	May 24, 2006
May 24, 2002	74	1.07	May 24, 2006
August 1, 2003	42	1.19	August 1, 2010
	1,592

NOTE 8.                NOTES PAYABLE

Investor Notes Payable

On August 31, 2001, we issued promissory notes and committed to issue warrants in a private placement to a group of institutional and individual investors, for aggregate gross proceeds of $6.15 million. Our net receipts from the financing were approximately $5.6 million after fees to the placement agent, Commonwealth Associates, L.P. (“Commonwealth”), of $307,500 and expenses of approximately $223,000. The promissory notes bore annual interest of 8%, payable quarterly beginning six months after issuance, and were secured by a senior security interest in substantially all of our assets. The promissory notes restricted us from issuing common stock dividends. The promissory notes were convertible, at the option of the note holder, into the type of securities offered in our next private round of equity financing, at that round’s price. This could have resulted in the recognition of a contingent beneficial conversion feature. The notes were due in full on August 31, 2002. The note holders also received warrants to purchase 6.15 million shares of our common stock at an exercise price of $0.01 per share. In accordance with NASD Marketplace Rule 4350(i)(1)(D), warrants exceeding an aggregate of 5,600,000 shares of our common stock (approximately 19.7% of our outstanding common stock) were not exercisable until we received stockholder approval. We received stockholder approval on November 27, 2001. In addition, we issued common stock warrants to Commonwealth equal in number to 10% of the warrants issued to the investors. We entered into binding agreements on August 31, 2001, to issue these warrants to the note holders and Commonwealth. We issued these warrants on September 24, 2001, in accordance with Nasdaq’s application of NASD Marketplace Rules as described below.

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

On September 20, 2001, we issued additional promissory notes and committed to issue additional warrants to another group of institutional and individual investors for aggregate gross proceeds of $850,000. Our net receipts from the financing were approximately $779,500 after fees to Commonwealth of $42,500 and expenses of approximately $28,000. The note holders also received warrants to purchase 850,000 shares of our common stock at an exercise price of $0.01 per share. In addition, we issued common stock warrants to Commonwealth equal in number to 10% of the warrants issued to the investors. These notes carried the same terms as the promissory notes referred to above. We entered into binding agreements on September 20, 2001, to issue these additional warrants to the note holders and Commonwealth. We issued these warrants on September 24, 2001, in accordance with Nasdaq’s application of NASD Marketplace Rules as described below.

During the year ended February 28, 2002, we recorded a net charge of approximately $4.0 million to other expense to adjust the carrying amount of the warrants issued on August 31 and September 20, 2001, to fair value.

We agreed to file with the SEC a registration statement for the resale of the common stock issuable upon exercise of the warrants, and if the notes are ultimately converted into or exchanged for equity, any common stock issuable as a result of such conversion or exchange. That registration statement was declared effective by the SEC on June 14, 2002.

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

In connection with this debt financing, our Board of Directors created a new seat on the Board and appointed to that seat Harold Blue, who was designated by Commonwealth. Michael S. Falk, who is an officer of Commonwealth, was also a member of the Board of Directors during the 2002 fiscal year. Mr. Falk is also indirectly affiliated with one of the purchasers of notes and warrants in the financings. Because of these relationships, as well as the quantity of warrants issued and the price of the warrants, Nasdaq’s application of NASD Marketplace Rules would have required us to obtain stockholder approval before issuing the warrants. However, Nasdaq granted us an exception from the stockholder approval rule. In keeping with Nasdaq’s determination, we gave our stockholders 10 days prior written notice of this exception before issuing the warrants. We gave this notice on September 14, 2001, and issued the warrants on September 24, 2001.

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

In May 2002, following the asset sale and private placement described in Notes 7 and 10, we repaid $5.7 million of the $7.0 million principal amount of the promissory notes that we had issued in August and September 2001. As part of this repayment, we were required to accrete the portion of carrying amount of the promissory notes relating to the repayment to its full value. This resulted in a charge of approximately $973,000, which is included in interest and other income and expenses, net. The remaining $1.3 million in principal amount of those promissory notes was effectively converted into the private placement of common stock and warrants described in Note 7.

Bank Notes Payable and Equipment Advance Agreements

In August 2003, we issued a note payable to Silicon Valley Bank for proceeds of approximately $2.0 million.  The note bears an annual interest rate of the greater of 5.25% or 1.00% above the bank’s prime rate (5.50% at February 28, 2005).  The interest rate on the note payable at February 28, 2005, was 6.50%.  The note is payable in fixed monthly principal installments plus interest through September 2005.  In connection with the note payable, we issued a warrant to purchase 41,730 shares of our common stock at an exercise price of $1.19 per share.  The warrant was immediately exercisable and expires in August 2010.  We estimated the allocated fair value of such warrant at approximately $46,000, using the Black-Scholes valuation model with the following assumptions: expected volatility of 136%, risk-free interest rate of 4.01%, expected life of seven years and no dividends.  The value of the warrant was recorded as a debt discount and is being amortized as interest expense using the effective interest method over the life of the note payable.  For the year ended February 28, 2005, interest expense related to such warrant amounted to approximately $21,000.  The unamortized balance of approximately $3,000 at February 28, 2005, is presented as a discount against the principal balance of the note payable outstanding.  As of February 28, 2005, the warrants had not been exercised.

In August 2003, we also entered into an equipment advance agreement with Silicon Valley Bank. The equipment advance bears annual interest at the greater of 5.50% or 1.00% above the bank’s prime rate.  The agreement provided for borrowings of up to $500,000 through August 2004 and was limited to equipment purchases.  As of February 28, 2005, we had borrowed approximately $363,000 under this agreement and the interest rate at that date was 6.50%.  Monthly payments of interest only were payable through August 1, 2004, after which fixed monthly principal installments plus interest will be made through August 2006.

In September 2004, we entered into another equipment advance agreement with Silicon Valley Bank.  This new equipment advance bears annual interest at the greater of 5.50% or 1.00% above the bank’s prime rate.  This equipment advance allows us to borrow up to $500,000 through August 1, 2005, solely to finance equipment purchases.  As of February 28, 2005, we had borrowed approximately $317,000 under this agreement and the interest rate at that date was 6.50%.  Monthly payments of interest only are payable through August 2005, after which fixed monthly principal installments plus interest will be made through August 2007.

All of this debt is collateralized by a senior security interest in substantially all of our assets.  We are also required to maintain compliance with certain financial covenants, with all of which we were in compliance at February 28, 2005.

Scheduled maturities of debt at February 28, 2005 are as follows (in thousands):

Years ending:
February 28, 2006	$826
February 28, 2007	249
February 28, 2008	93
$1,168

NOTE 9.                EMPLOYEE BENEFIT PLANS

401(k) Savings Plan

We have a savings plan (the “Savings Plan”) that qualifies as a defined contribution arrangement under Section 401(a), 401(k) and 501(a) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 20%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All of our employees on the United States payroll are eligible to participate in the Plan. We will determine our contributions, if any, to the Savings Plan based on our current profits and/or retained earnings, however, we have not made any contributions to the Savings Plan since its inception.

1996 Stock Option Plan

In October 1996, we adopted the 1996 Stock Option Plan (the “1996 Plan”). The 1996 Plan provides for the granting of stock options to our employees and consultants. Options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (that is, options intended to qualify as incentive stock options under the Internal Revenue Code, or “ISOs”) may be granted only to our employees (including directors who are also employees). Nonstatutory stock options (that is, options not intended to qualify as incentive stock options under the Internal Revenue Code, or “NSOs”) may be granted to our employees and consultants. At February 28, 2005, we had reserved approximately 3.4 million shares of common stock for issuance under the 1996 Plan. The shares reserved are subject to annual increases equal to the lesser of (a) 3,000,000 shares, (b) 6% of the outstanding shares on such date, or (c) a lesser amount determined by the Board.

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

The 1996 Plan expires in October 2006.

1998 Director Option Plan

In December 1998, we adopted the 1998 Director Option Plan (the “Director Plan”), which became effective in February 1999. The Director Plan provides for the granting of stock options to Board members who are not employees of Intraware. We have reserved approximately 208,000 shares of common stock for issuance under the Director Plan at February 28, 2005. The option grants under the Director Plan are automatic and nondiscretionary, and the exercise price of the options must be 100% of the fair market value of the common stock on the date of grant. We determine fair market value by the closing price of the common stock on Nasdaq on the grant date. Each eligible Board member is granted an option to purchase 15,000 shares (“First Option”) on the date such person first becomes a director. Immediately following each annual meeting of stockholders, each eligible Board member is automatically granted an additional option to purchase 7,500 shares (“Subsequent Option”) if such director has served continuously as a member of the Board for at least the preceding six months. The Director Plan provides that the options shall be exercisable over a period not to exceed ten years from the date of the grant; however, the options terminate 3 months following the date the director ceases to be a member of the Board (12 months if the director ceased to be a Board member because of death or disability). First Options vest as to 12.5% of the shares 6 months after the grant date and as to remaining shares in equal installments over the next 42 months provided the optionee continues as a member of the Board. Subsequent Options vest as to 25% of the shares 6 months after the grant date and as to the remaining shares in equal installments over the next 18 months.

The 1998 Director Plan expires in December 2008.

1999 Non-Qualified Acquisition Stock Option Plan

In October 1999, we adopted the Non-Qualified Acquisition Stock Option Plan (the “1999 Plan”). The 1999 Plan provides for the granting of NSOs to our employees and consultants. Officers may only receive grants under the 1999 Plan in connection with their initial service to us, and Board members may not receive any grants under the 1999 Plan. We reserved 3,500,000 shares of common stock for issuance under the 1999 Plan at the time of its adoption. The standard form of Stock Option Agreement used under the 1999 Plan provides that the options are exercisable over a period not to exceed ten years from the date of the grant. Options granted under the 1999 Plan generally vest as to 25% of the shares one year after the date of grant and as to the remaining options in equal monthly installments over the next 36 months. The exercise price of all options granted under the 1999 Plan has been the fair market value of our common stock on the grant date, as determined by the closing price of the common stock on Nasdaq on that date. During the year ended February 28, 2003, we ceased issuing options from this plan. All remaining options available for grant were removed from the plan at that time.

The 1999 Plan expires in October 2009.

Employee Stock Purchase Plan

In December 1998, the Board adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”), which became effective February 1999. The Purchase Plan reserves 600,000 shares of common stock for issuance thereunder. On each March 1 beginning in 2000, the aggregate number of shares reserved for issuance under the Purchase Plan is increased automatically to the lesser of 400,000 shares, 1% of the outstanding shares on such date, or a lesser amount determined by the Board of Directors. Employees generally are eligible to participate in the Purchase Plan if they are customarily employed by us for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase Plan) 5% stockholders. Under the Purchase Plan, eligible employees select a rate of payroll deduction up to 15% of their W-2 cash compensation subject to certain maximum purchase limitations. Each offering period has a maximum duration of two years and consists of four six-month purchase periods. Depending on the effective date, the first purchase period is approximately six months long. Offering Periods and purchase periods thereafter begin on April 15 and October 15. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the last day of that purchase period.

Selected Information Regarding all Stock Option Plans

The following table summarizes all stock option activity (in thousands, except per share amounts):

		Options Outstanding
			Weighted
	Options		Average
	Available	Number of	Exercise
	For Grant	Options	Price
Balance at February 28, 2002	1,357	9,298	$7.84
Shares authorized	2,427	—	—
Plan shares expired	(2,172)	—	—
Options granted at fair value	(2,603)	2,603	0.83
Options exercised	—	(199)	0.60
Options canceled	3,367	(3,367)	6.21
Balance at February 28, 2003	2,376	8,335	2.57
Shares authorized	3,000	—	—
Plan shares expired	(49)	—	—
Options granted at fair value	(3,760)	3,760	1.37
Options exercised	—	(1,317)	0.99
Options canceled	1,438	(1,438)	3.20
Balance at February 29, 2004	3,005	9,340	2.21
Shares authorized	3,000	—	—
Plan shares expired	(33)	—	—
Options granted at fair value	(2,950)	2,950	1.39
Options exercised	—	(401)	1.01
Options canceled	554	(554)	3.29
Balance at February 28, 2005	3,576	11,335	1.98

At February 28, 2005, February 29, 2004 and February 28, 2003, approximately 6.2 million, 4.2 million, and 3.5 million options were exercisable at a weighted average exercise price per share of $2.56, $3.33, and $2.57, respectively.

The following table summarizes the information about all stock options outstanding and exercisable as of February 28, 2005 (in thousands, except per share amounts and years):

	Options Outstanding at February 28, 2005			Options Vested
		Weighted		and Exercisable at
		Average		February 28, 2005
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life	Exercise Price	Outstanding	Exercise Price
$ 0.01 - 0.77	2,500	7.04	$0.66	1,689	$0.62
0.80 - 1.12	1,830	7.56	0.89	1,375	0.90
1.16 - 1.39	1,844	8.50	1.16	681	1.16
1.41 - 1.41	2,337	9.43	1.41	296	1.41
1.45 - 2.11	1,387	6.01	1.79	1,156	1.78
2.19 - 73.00	1,437	7.33	7.85	1,011	10.24

	11,335	7.77	1.98	6,208	2.56

As of February 28, 2005, we had change of control severance agreements with six of our employees, five of whom were executive officers. The agreements provide that if we experience a change of control, and the employee is involuntarily terminated without cause within twelve months following the change of control or the announcement of such change of control, we will provide additional vesting of unvested stock options, in addition to any vesting acceleration provided under the 1996 Stock Option Plan.  Two of the agreements provide for one year of additional vesting of unvested stock options and four of the agreements provide for immediate vesting of all of the employee’s unvested stock options.

These agreements were modifications to the terms of the original grants, and create a new measurement date for the shares affected. Any additional compensation charge will be taken when and if the officers achieve a benefit from the change (i.e., if a change in control or termination occurs). Under these agreements, approximately 1.3 million shares were modified, resulting in a contingent additional maximum compensation charge of approximately $1.2 million at February 28, 2005. The recognition of the compensation charge, if any, depends on whether the employee ultimately retains an option award that would have been otherwise forfeited under the option or award’s original vesting terms.

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

Unearned Stock-Based Compensation

In connection with our acquisition of Janus Technologies, Inc. during the year ended February 28, 2001, we recognized unearned compensation totaling $1.5 million, which was being amortized over the vesting periods of the related options. Amortization expense related to all stock-based compensation recognized during the years ended February 28, 2005, February 29, 2004 and February 28, 2003, totaled approximately zero, $28,000, and $1.0 million, respectively.

NOTE 10.              ASSET SALE

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

We determined the calculation of the gain on sale as follows (in thousands):

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

The following table sets forth an analysis of the components of the restructuring and impairment of assets charges recorded in our year ended February 29, 2004, and subsequent adjustments and payments made against the reserve (in thousands):

	Severance and benefits	Excess lease and related costs	Impairment of assets	Other costs	Total

May 23, 2002 restructuring	$345	$983	$403	$63	$1,794

Cash paid	(239)	(858)	—	—	(1,097)
Non-cash charges	—	(69)	(403)	(63)	(535)
Provision adjustment	(106)	(46)	—	—	(152)
Reserve balance at February 28, 2003	—	10	—	—	10

Cash paid	—	(10)	—	—	(10)

Reserve balance at February 29, 2004	$—	$—	$—	$—	$—

As of February 28, 2005, we have settled all liabilities associated with the May 2002 restructuring and the sale of the Asset Management software business, subject to the ongoing indemnification obligation discussed in Note 5.

NOTE 11.              RESTRUCTURING

During the year ended February 28, 2005 we realized a payroll tax refund for overpaid payroll taxes of approximately $75,000.  These overpaid payroll taxes related to supplemental unemployment compensation benefits for involuntarily terminated employees during our restructuring events in December 2000, August 2001 and May 2002.  As of February 28, 2005 we believe all transactions relating to past restructuring events have been recognized.

NOTE 12.              SEGMENT AND GEOGRAPHIC INFORMATION

During the years ended February 28, 2005, February 29, 2004 and February 28, 2003, we operated in a single business segment providing online purchasing and delivery services for business software.  The geographic distributions of our revenues were as follows (in thousands):

	For the Year Ended
	February 28, 2005	February 29, 2004	February 28, 2003
Revenue:
North America	$9,602	$10,212	$13,607
Europe	1,233	695	435

Total	$10,835	$10,907	$14,042

Our assets are primarily located in the United States of America and not allocated to any specific region.  We do not produce reports for, or measure the performance of, our geographic regions on any asset-based metrics.  However, the geographic revenues listed above have been categorized in accordance with the region in which the customer is based.  Total revenue for North America, primarily relates to revenue within the United States.

SUPPLEMENTARY DATA

The following table sets forth selected unaudited quarterly information for our last eight fiscal quarters (in thousands, except per share amounts). We believe all necessary adjustments (which consisted only of normal recurring adjustments) have been included in the amounts stated below to state fairly the results of such periods when read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

	For the quarter ended
	Feb. 28 2005	Nov. 30, 2004	Aug. 31, 2004	May 31, 2004
Revenue	$2,865	$2,529	$2,594	$2,847
Gross profit	1,562	1,378	1,474	1,852
Loss from operations	(352)	(793)	(659)	(92)
Net loss	(327)	(767)	(659)	(105)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.00)
Weighted average shares - basic and fully diluted	60,420	60,361	60,119	59,617

	For the quarter ended
	Feb. 29 2004	Nov. 30, 2003	Aug. 31, 2003	May 31, 2003
Revenue	$3,043	$2,526	$2,525	$2,813
Gross profit	1,948	1,499	1,400	1,600
Income (loss) from operations	20	(479)	(943)	(854)
Net income (loss)	19	(498)	(992)	(909)
Basic and diluted (earnings) net loss per share	$0.00	$(0.01)	$(0.02)	$(0.02)
Weighted average shares - basic	59,489	58,491	53,526	52,202
Weighted average shares - fully diluted	64,499	58,491	53,526	52,202

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

(a)           Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of February 28, 2005, have concluded that our disclosure controls and procedures are effective based on their evaluation of the controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15.

Since we are not yet an accelerated filer, we are not currently required to comply with Section 404 (Management Assessment of Internal Controls) of the Sarbanes-Oxley Act of 2002.  We are in the process of implementing what we believe will be sufficient internal control structures and procedures for our financial reporting such that our management can provide the required certifications as to these structures and procedures in our Annual Report on Form 10-K for our fiscal year ending February 28, 2006.

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

ITEM 9B.               OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Our Board of Directors currently has six members, who are divided among three classes with overlapping three year terms. Our Board also currently has one vacancy.  Below is information on our directors, as of April 15, 2005.

			Year Current	Independent/	Chair and Committee
Name	Age	Class	Term Ends	Not Independent†	Assignments

Peter H. Jackson	46	III	2007	Not Independent	Chairman of the Board.

Mark B. Hoffman	58	III	2007	Independent

Brendan A. McLoughlin	66	II	2006	Independent	Chairman, Compensation Committee. Member, Audit, Nominating and Corporate Governance, and Special Litigation committees.

Raymond L. Ocampo Jr.	52	II	2006	Independent	Chairman, Nominating and Corporate Governance and Special Litigation committees. Member, Compensation Committee.

Peter F. Pervere	58	I	2005	Independent	Chairman, Audit Committee. Member, Compensation Committee.

Bradley M. Shuster	50	I	2005	Independent	Member, Audit Committee.

†          Independence is determined in accordance with the applicable rules of The Nasdaq Stock Market and the Securities and Exchange Commission.

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

Mark B. Hoffman has served as a member of our Board of Directors since August 1996. He was Chairman of our Board until November 2003. From September 1996 until October 2004, Mr. Hoffman served as Chairman of the Board of Directors and Chief Executive Officer of Commerce One, Inc., an e-commerce procurement and supplier-management solutions company. Commerce One, Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in October 2004.  Prior to joining Commerce One, Mr. Hoffman served as Chief Executive Officer and President of Sybase, Inc., a

company he co-founded in 1984. Prior to Sybase, Mr. Hoffman’s experience includes management positions at Britton Lee, a manufacturer of database machines, and at Amdahl Corporation. Mr. Hoffman holds an M.B.A. from the University of Arizona and a B.S. in Engineering from the U.S. Military Academy.

Brendan A. McLoughlin has served as a member of our Board of Directors since July 2002. He is a member of the Audit Committee, the Nominating and Corporate Governance Committee and the Special Litigation Committee, and is the Chairman of the Compensation Committee. From September 1998 to April 2001, Mr. McLoughlin served as Senior Vice President of Sales at Navigation Technologies Corporation, a database software company. From August 1997 to June 1998 he served as Senior Vice President of Sales for Fujitsu Personal Computer Company, and from September 1996 to July 1997 he served as Senior Vice President of World-Wide Sales at Vision Tek Corporation, a 3D graphic accelerator company. From May 1993 to August 1996, he served as Senior Vice President of World-Wide Sales at Dataflex Corporation, a value-added reseller of computer hardware and services. From 1983 to 1993, Mr. McLoughlin held various management positions at Compaq Computer Corporation, including Vice President of North American Corporate Sales. From 1968 to 1983, he held various positions at IBM Corporation. Mr. McLoughlin holds a B.A. in Business Administration from Belmont Abbey College and has completed executive management courses at Harvard University Business School and the University of Pennsylvania Wharton School of Business.

Raymond L. Ocampo Jr. has served as a member of our Board of Directors since November 2003. He is a member of the Compensation Committee, and is the Chairman of the Nominating and Corporate Governance Committee and of the Special Litigation Committee. He has been a member of the board of directors of the Berkeley Center for Law & Technology since January 2000 and served as Executive Director from August 1997 through December 1999. Mr. Ocampo has been since April 2004 the President and Chief Executive Officer of Samurai Surfer LLC, a consulting and investment company. Mr. Ocampo was Senior Vice President, General Counsel and Secretary at Oracle Corporation from September 1990 until his retirement in November 1996. He held other senior positions in Oracle’s Legal Department between July 1986 and September 1990. Mr. Ocampo is a member of the board of directors of CytoGenix, Inc., Keynote Systems, Inc., The PMI Group, Inc. and VitalStream Holdings, Inc., and previously served on the board of directors of Vantive Corporation. He holds a B.A. from the University of California, Los Angeles and a J.D. from Boalt Hall School of Law at the University of California, Berkeley.

Peter F. Pervere has served as a member of our Board of Directors since March 2003. He is the Chairman of the Audit Committee and is a member of the Compensation Committee. From April 1997 until February 2000, Mr. Pervere served as Vice President and Chief Financial Officer and from February 2000 to May 2002 he served as Senior Vice President and Chief Financial Officer of Commerce One, Inc. From 1987 to April 1997, Mr. Pervere was at Sybase, Inc., serving as Vice President and Corporate Controller from 1991 to 1997. Prior to joining Sybase, Mr. Pervere served for five years on the auditing staff, including three years as an audit manager, at the accounting firm of Ernst & Young LLP. He is a member of the Board of Directors of Digital Impact, Inc., a provider of integrated digital marketing solutions for enterprises. Mr. Pervere holds a B.A. degree in History from Stanford University.

Bradley M. Shuster has served as a member of our Board of Directors since May 2004. He is a member of the Audit Committee. Since January 1, 2003, Mr. Shuster has served as President, International and Strategic Investments of The PMI Group and President and Chief Executive Officer of PMI Capital Corporation. From February 1999 to December 2002, he served as Executive Vice President Corporate Development of The PMI Group and PMI Mortgage Insurance Co. From 1995 to February 1999, he served as Senior Vice President, Treasurer and Chief Investment Officer of the PMI Group and PMI Mortgage Insurance Co. Prior to joining PMI, he was an audit partner with the accounting firm of Deloitte & Touche LLP, where he was employed from January 1978 to July 1995. Mr. Shuster holds a B.S. degree from the University of California, Berkeley and an M.B.A. from the University of California, Los Angeles.

The Board has a standing Audit Committee established in accordance with the Securities Exchange Act of 1934, the members of which are identified above.  The Board has determined that Mr.

Pervere is an audit committee financial expert for purposes of applicable SEC rules, and that Mr. Pervere meets the independence standards for audit committee members under applicable SEC and Nasdaq Stock Market rules.

Executive Officers

As of April 15, 2005, our executive officers were:

Name	Age	Position
Peter H. Jackson	46	Chairman, Chief Executive Officer and President.

Richard J. Northing	40	Executive Vice President and Chief Operating Officer.

Wendy A. Nieto	40	Executive Vice President and Chief Financial Officer.

John J. Moss	42	Senior Vice President and General Counsel.

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

Richard J. Northing joined us as Project Manager in May 1999. He became Director of Project Management in October 1999, Senior Director of Project Management in May 2000, Vice President of Technology and Operations in March 2001, Senior Vice President of Technology and Operations in February 2005, and Executive Vice President and Chief Operating Officer in March 2005.  Prior to joining Intraware, he held senior consulting positions at Accenture and at Electronic Data Systems Corporation. Dr. Northing holds a B.Sc. from the University of Liverpool, U.K., and a D.Phil from Oxford University, U.K.

Wendy A. Nieto joined us in April of 2000 as Controller. She became Vice President of Finance in August 2001, Chief Financial Officer and Senior Vice President of Finance in April 2002, Chief Financial Officer and Executive Vice President of Technology and Operations in August 2003, and Executive Vice President and Chief Financial Officer in March 2005. Prior to joining Intraware, she was Director of Finance at Chiron Corporation, a biotechnology company. A Certified Public Accountant, Mrs. Nieto was also employed by various accounting firms. Mrs. Nieto holds a B.S. from California State University, Hayward and an M.B.A. from St. Mary’s University.

John J. Moss joined us as General Counsel in October 1999.  He became Vice President and General Counsel in August 2001, and Senior Vice President and General Counsel in February 2005.  Prior to joining Intraware, he served as Deputy General Counsel of Barra, Inc., Corporate Counsel of Oracle Corporation, and an associate at the law firm of Graham & James. Mr. Moss holds a J.D. from Stanford University, an M.A. in International Economics from the Johns Hopkins School of Advanced International Studies, and a B.A. from Sarah Lawrence College.

Code of Ethics

Our website (www.intraware.com/company/corp_governance/index.html) contains Intraware’s Code of Ethics, which applies to our directors, executive officers and employees. Any amendment to the Code of Ethics that applies to our directors or executive officers will be disclosed on our website, and any waiver of the Code of Ethics for directors or executive officers may be made only by our Board of Directors or the Audit Committee and will be disclosed on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock, to file reports with the SEC regarding their ownership and changes in ownership of our securities.  Based solely on our review of those filed reports, we believe that all of those persons complied with the applicable filing requirements with respect to our fiscal year ended February 28, 2005, except as follows:

On February 4, 2004, Passport Management LLC (“Passport”) became a holder of 10% of our common stock.  Passport reported this event in a Form 3 filed with the SEC on June 28, 2004.  Between February 4 and June 22, 2004, Passport made 69 purchases for an aggregate of 1,946,773 shares of our common stock, and 25 sales for an aggregate of 1,093,142 shares of our common stock, in transactions that were reported on Forms 4 filed with the SEC on July 7 and 8, 2004.  Between October 19 and December 31, 2004, Passport made 12 sales for an aggregate of 495,700 shares of our common stock in transactions that were reported on a Form 5 filed with the SEC on February 15, 2005.

On March 12, 2004, John J. Moss received an employee stock option grant for 10,000 shares of our common stock, in a transaction that was reported on a Form 4 filed with the SEC on March 30, 2004.

On April 14, 2004, Peter H. Jackson purchased 5,000 shares of our common stock pursuant to our Employee Stock Purchase Plan, in a transaction that was reported on a Form 4 filed with the SEC on April 22, 2004.

ITEM 11.       EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows for the fiscal years ended February 28, 2005, February 29, 2004, and February 28, 2003 the compensation of our Chief Executive Officer, our four other most highly compensated executive officers for the most recent fiscal year, and two other individuals who would have been among the four most highly compensated if they had been officers as of February 28, 2005.

							Long-term
							Compensation
							Awards
		Annual Compensation					Securities
						Other Annual	Underlying
Name and Principal Position	Year	Salary		Bonus		Compensation	Options (#)
Peter H. Jackson	2005	$300,200		$—		$—	500,000
Chairman, Chief Executive Officer, and	2004	$300,400		$—		$—	1,750,000
President	2003	$289,147		$15,000		$—	200,000

Richard J. Northing	2005	$170,000		$15,500	(1)	$—	250,000
Executive Vice President and	2004	$165,000		$200		$—	95,000
Chief Operating Officer (2)	2003	$162,938		$3,750		$—	60,000

Wendy A. Nieto	2005	$180,000		$—		$—	250,000
Executive Vice President and	2004	$150,000		$1,147		$—	250,000
Chief Financial Officer (3)	2003	$144,325		$2,500		$—	150,000

John J. Moss	2005	$170,000		$11,250	(4)	$—	185,000
Senior Vice President and General	2004	$156,000		$1,147		$—	95,000
Counsel (5)	2003	$154,050		$5,063		$—	150,000

Justin M. Benson	2005	$262,296	(6)	$—		$4,422	60,000
Vice President of Sales and	2004	$146,364	(6)	$—		$—	160,000
Marketing (7)	2003	$185,926	(6)	$—		$—	40,000

Michael A. Price	2005	$193,896	(6)	$—		$—	59,000
Senior Director of Business	2004	$159,763	(6)	$—		$—	60,000
Development	2003	$143,275	(6)	$—		$—	40,000

David L. Dunlap (8)	2005	$212,859	(6)	$—		$—	250,000
Sales Advisor	2004	$161,147	(6)	$—		$—	250,000
	2003	$173,000	(6)	$—		$—	150,000

(1)   Includes $7,500 in bonus earned in fiscal year 2005 and paid in fiscal year 2006.

(2)   Dr. Northing was Vice President of Technology and Operations at the end of our last fiscal year and became Chief Operating Officer on March 30, 2005.

(3)   Mrs. Nieto was Chief Financial Officer and Executive Vice President of Technology and Operations at the end of our last fiscal year and became Executive Vice President and Chief Financial Officer on March 30, 2005.

(4)   Includes $11,250 in bonus earned in fiscal year 2005 and paid in fiscal year 2006.

(5)   Mr. Moss was Vice President and General Counsel at the end of our last fiscal year and became Senior Vice President and General Counsel on March 3, 2005.

(6)   Includes sales commissions.

(7)   Mr. Benson was Regional Vice President of Sales at the end of our last fiscal year and became Vice President of Sales and Marketing on March 30, 2005.

(8)   Mr. Dunlap was Executive Vice President of Sales and Marketing at the end of our last fiscal year and became Senior Sales Advisor on March 30, 2005.

Options Granted During the Last Fiscal Year

The following table sets forth information regarding stock options granted during our last fiscal year, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5% and 10% compounded annually, for the people named in the Summary Compensation Table above. These assumed rates of appreciation comply with applicable SEC rules and do not represent or estimate our future stock price. Actual gains, if any, on stock option exercises will depend on the future prices of our common stock.

	Individual Grants
	Number of Securities Underlying Options	Percent of Total Options Granted to Employees In Last	Exercise Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Granted (#)	Fiscal Year	($/share)	Date	5%	10%
Peter H. Jackson	500,000	16.94%	$1.41	8/3/2014	$443,371	$1,123,588

Richard J. Northing	100,000	3.39%	$1.41	8/3/2014	$88,674	$224,718
	150,000	5.08%	$0.86	2/24/2015	$81,127	$205,593

Wendy A. Nieto	250,000	8.47%	$1.41	8/3/2014	$221,685	$561,794

John J. Moss	10,000	0.34%	$1.85	3/11/2014	$11,635	$29,484
	100,000	3.39%	$1.41	8/3/2014	$88,674	$224,718
	75,000	2.54%	$0.86	2/24/2015	$40,564	$102,796

Justin M. Benson	60,000	2.03%	$1.41	8/3/2014	$53,204	$134,831

Michael A. Price	10,000	0.34%	$1.85	3/11/2014	$11,635	$29,484
	45,000	1.52%	$1.41	8/3/2014	$39,903	$101,123
	2,000	0.07%	$1.12	11/14/2014	$1,409	$3,570
	2,000	0.07%	$1.16	11/29/2014	$1,459	$3,697

David L. Dunlap	250,000	8.47%	$1.41	8/3/2014	$221,685	$561,794

Aggregate Option Exercises During Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth information regarding option exercises for the fiscal year ended February 28, 2005, and exercisable and unexercisable options held as of February 28, 2005, for the people named in the Summary Compensation Table. The “Value of Unexercised In-the-Money Options at February 28, 2005” is based on a value of $0.86 per share (the closing price of our common stock on February 28, 2005, the last trading day of our fiscal year), less the per share exercise price of the option, multiplied by the number of shares issued upon exercise of the option. All options were granted under our 1996 Stock Option Plan.  Initial grants under that plan vest as to 25% of the shares one year after the grant date and as to remaining shares ratably over the next 36 months. Subsequent grants generally vest as to

12.5% of the shares 6 months after the grant date and as to the remaining shares ratably over the next 42 months.

	Shares		Number of Securities Underlying Unexercised Options at		Value of Unexercised In-the-Money Options at
	Acquired on	Value	February 28, 2005 (#)		February 28, 2005
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Peter H. Jackson	—	—	2,449,998	1,250,002	$212,050	$47,150
Richard J. Northing	10,500	$11,215	151,375	324,375	$3,930	$2,325
Wendy A. Nieto	—	—	351,455	442,920	$11,937	$5,763
John J. Moss	5,000	$6,150	337,496	297,504	$11,487	$5,763
Michael A. Price	—	—	108,749	107,751	$3,200	$1,600
Justin M. Benson	—	—	138,159	180,483	$2,500	$1,550
David L. Dunlap	60,000	$54,921	387,080	442,920	$9,012	$5,763

Compensation of Directors

Our non-employee directors receive the following cash compensation:

•      For Board membership:

•      The Chairman receives an annual retainer of $7,500 if he or she is a non-employee director.

•      Each other non-employee director receives an annual retainer of $5,000.

•      Each non-employee director receives a $500 fee per Board meeting attended, up to a maximum of $4,000 in total Board meeting fees per fiscal year.

•      For Audit Committee membership:

•      The Chairman receives an annual retainer of $6,000.

•      Each other Committee member receives an annual retainer of $4,000.

•      Each Committee member receives a $500 fee per Committee meeting attended, up to a maximum of $3,000 in total Audit Committee meeting fees per fiscal year.

•      For membership on each other standing Board committee (excluding special or temporary committees):

•      The chairman receives an annual retainer of $4,500.

•      Each other committee member receives an annual retainer of $3,000.

•      Each committee member receives a $500 fee per committee meeting attended, up to a maximum of $2,000 in total committee meeting fees per fiscal year.

In addition, we reimburse non-employee directors for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings.

Non-employee directors also receive automatic, nondiscretionary stock option grants at the time they become directors and annually thereafter, under our 1998 Director Option Plan. Under this plan, a director receives an option grant for 15,000 shares on the date of election to the Board, and receives an option grant for 7,500 shares each year thereafter on the date of the annual meeting of stockholders if the director has served on the Board for six months before the annual meeting. The initial grant vests over four years, 12.5% of the shares vesting six months after the grant date and the balance vesting monthly in equal installments thereafter. Each subsequent grant vests over two years, 25% of the shares vesting six months after the grant date and the balance vesting monthly in equal installments thereafter. The exercise price of each grant is the fair market value of the stock on the date of the grant. A copy of this plan is attached as an exhibit to our Registration Statement on Form S-8 filed with the SEC on January 18, 2001.

Our employee directors receive no compensation for their service as directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We have also entered into a change of control severance agreement with each of our executive officers. The agreements provide that if there is a change of control of Intraware, and any of the executive officers is terminated without cause within twelve months following the change of control or the announcement of such change of control, Intraware will provide to the terminated executive officer:

•      a cash payment equal to 50% of his or her annual salary plus a pro rata portion of his or her annual target bonus;

•      100% of his or her health, dental and life insurance, including benefits paid to any dependents, through the earlier of six months from the date of his or her termination or the date he or she first becomes covered by another employer’s group health, dental or life insurance plans providing comparable benefits and coverage; and

•      full vesting of all unvested stock options.

Compensation Committee Interlocks and Insider Participation

The following members of our Board of Directors served on the Compensation Committee of the Board during our last fiscal year:  Brendan A. McLoughlin, Chairman; Raymond L. Ocampo Jr.; and Peter F. Pervere.  No members of our Compensation Committee serves or has served on the board of directors or compensation committee of another entity that has one or more members serving on our Board of Directors or Compensation Committee.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The table below contains information about beneficial ownership of our common stock and our Series A Preferred Stock as of April 15, 2005 (except as otherwise noted) by each person or entity who is known by us to own beneficially more than 5% percent of that class of our stock. This table is based on information provided to us or filed with the SEC by these stockholders. Beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned. Applicable percentage ownership in the following table is based on 60,454,872 shares of our common stock and 552,486 shares of our Series A Preferred Stock (which is convertible into the same number of shares of our common stock) outstanding as of April 15, 2005.

Title of Class	Name and Address	Number of Shares Beneficially Owned	Nature of Beneficial Ownership	Percent of Class

Common	John H. Burbank III(1) 402 Jackson Street, San Francisco, CA 94111	6,828,818	Indirect(1)	11.3%

Common	Passport Capital, LLC(1) 402 Jackson Street, San Francisco, CA 94111	6,828,818	Indirect(1)	11.3

Common	Passport Holdings, LLC(1) 402 Jackson Street, San Francisco, CA 94111	6,828,818	Indirect(1)	11.3

Common	Passport Management, LLC(1) 402 Jackson Street, San Francisco, CA 94111	6,828,818	Indirect(1)	11.3

Common	WM Advisors, Inc.(2) 1201 Third Avenue, 22nd Floor, Seattle, WA 98101	6,511,013	Direct	10.7

Common	Sanford J. Colen(3) c/o Apex Capital, LLC, 25 Orinda Way, Orinda, CA 94563	5,845,000	Indirect(3)	9.6

Common	Apex Capital, LLC(3) 25 Orinda Way, Orinda, CA 94563	5,775,000	Indirect(3)	9.5

Common	Passport Master Fund, LP(1) 402 Jackson Street, San Francisco, CA 94111	3,989,558	Direct	7.4

Common	Zomax Incorporated(4) 5353 Nathan Lane, Plymouth, MN 55442	3,097,561	Direct	5.2

Series A Preferred	Mark B. Hoffman(5) c/o Intraware, Inc., 25 Orinda Way, Orinda, CA 94563	276,243	Direct	50.0

Series A Preferred	George M. Drysdale(6) c/o Drysdale Enterprises, 177 Bovet Road, Suite 600, San Mateo, CA 94402	276,243	Direct	50.0

Series A Preferred	Drysdale Partners c/o Drysdale Enterprises, 177 Bovet Road, Suite 600, San Mateo, CA 94402	138,121	Direct	25.0

(1)   John H. Burbank III is the sole managing member of Passport Capital, LLC; Passport Capital, LLC is the sole managing member of Passport Holdings, LLC and Passport Management, LLC.  Passport Holdings, LLC is the general partner of Passport Master Fund, LP and Passport Master Fund II, LP.  Passport Management, LLC is the investment manager to Passport Master Fund, LP and Passport Master Fund II, LP.  As a result, each of Passport Management, LLC, Passport Holdings, LLC, Passport Capital, LLC and Mr. Burbank may be considered to share the power to vote or direct the vote of, and the power to dispose or direct the disposition of, the shares owned of record by Passport Master Fund, LP and Passport Master Fund II, LP.  The information herein regarding Mr. Burbank, Passport Capital, LLC, Passport Holdings, LLC, Passport Management, LLC, and Passport Master Fund, LP is based on a Schedule 13G/A filed by them and Passport Master Fund II, LP with the SEC on February 15, 2005.

(2)   The information herein regarding WM Advisors, Inc. is based on a Schedule 13G filed by it with the SEC on March 4, 2005.

(3)   Apex Capital, LLC is a registered investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares. Sanford J. Colen is the manager of Apex Capital, LLC. The information herein regarding Apex Capital, LLC and Mr. Colen is based on a Schedule 13G filed by them with the SEC on February 17, 2004.

(4)   The information herein regarding Zomax Incorporated is based on an amendment to Schedule 13D filed by Zomax Incorporated with the SEC on May 21, 2004.

(5)   Mr. Hoffman is a member of our Board of Directors.

(6)   Includes 138,121 shares of Series A Preferred Stock held directly by Mr. Drysdale, and 138,121 shares of Series A Preferred Stock held by Drysdale Partners, of which Mr. Drysdale is a beneficial owner.

Security Ownership of Management

The table below contains information about beneficial ownership of our common stock and our Series A Preferred Stock (which is convertible into our common stock on a one-for-one basis) as of April 15, 2005 (except as otherwise noted) by (i) each of our directors, (ii) our Chief Executive Officer, our other four executive officers as of the end of our last fiscal year, and two other employees who would have been among the four most highly compensated executive officers if they had been executive officers as of February 28, 2005, and (iii) all of our directors and executive officers as a group. This table is based on information provided to us or filed with the SEC by our directors and executive officers. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned. Applicable percentage ownership in the following table is based on  60,454,872 shares of our common stock and 552,486 shares of our Series A Preferred Stock (which is convertible into the same number of shares of our common stock) outstanding as of April 15, 2005.

	Class of Stock
								Both Classes Combined (1)
	Common				Series A Preferred			Aggregate	Percent
Name(2)	No. of Shares Beneficially Owned(3)		Percent of Class		No. of Shares Beneficially Owned(3)	Percent of Class		No. of Shares Beneficially Owned(3)	of Both Classes Combined

Peter H. Jackson	3,167,090	(4)	5.2%		—	*		3,052,090	5.2%
Mark B. Hoffman	822,574	(5)	1.4		276,243	50.0%		1,129,067	1.8
David L. Dunlap	421,038	(6)		*	—		*	421,038		*
Wendy A. Nieto	388,301	(7)		*	—		*	388,301		*
John J. Moss	374,939	(8)		*	—		*	374,939		*
Michael A. Price	189,969	(9)		*	—		*	189,969		*
Richard J. Northing	179,813	(10)		*	—		*	179,813		*
Justin M. Benson	156,343	(11)		*	—		*	156,343		*
Raymond L. Ocampo Jr.	46,246	(12)		*	—		*	46,246		*
Brendan A. McLoughlin	20,732	(13)		*	—		*	20,732		*
Peter F. Pervere	18,125	(14)		*	—		*	18,125		*
Bradley M. Shuster	9,062	(15)		*	—		*	9,062		*
All directors and officers as a group (10 Persons)	5,447,920	(16)	9.0		276,243	50		5,724,163	9.4

*          Less than 1% of the outstanding shares of the class or classes of stock.

(1)       “Aggregate No. of Shares Beneficially Owned” is the aggregate number of shares of our common stock and Series A Preferred Stock beneficially owned by the named director or officer or by the group. “Percent of Both Classes Combined” is the percentage of all outstanding shares of our common stock and Series A Preferred Stock beneficially owned by the named director or officer or by the group.

(2)       The address for each beneficial owner is c/o Intraware, Inc., 25 Orinda Way, Orinda, CA 94563.

(3)       The nature of all beneficial ownership is direct except as otherwise indicated in a footnote.

(4)       Includes 511,950 shares of common stock held directly by Mr. Jackson and 2,644,790 shares of common stock issuable to Mr. Jackson upon exercise of stock options exercisable within 60 days of April 15, 2005. Also includes 2,100 shares of common stock held as custodian and 75 shares of common stock held as guardian by Mr. Jackson for Drew Jackson, 1,800 shares of common stock held as custodian and 200 shares of common stock held as guardian by Mr. Jackson for Connor Jackson, 3,000 shares of common stock held as custodian and 75 shares of common stock held as guardian by Mr. Jackson for Lindsey Jackson, and 2,700 shares of common stock held as custodian and 400 shares of common stock held as guardian by Mr. Jackson for Brett Jackson.

(5)       Includes 705,387 shares of common stock held by Mr. Hoffman, and 117,187 shares of common stock issuable to Mr. Hoffman upon exercise of stock options exercisable within 60 days of April 15, 2005.

(6)       Includes 421,038 shares of common stock issuable to Mr. Dunlap upon exercise of stock options exercisable within 60 days of April 15, 2005.

(7)       Includes 2,888 shares of common stock held by Mrs. Nieto, and 385,413 shares of common stock issuable to Mrs. Nieto upon exercise of stock options exercisable within 60 days of April 15, 2005.

(8)       Includes 4,007 shares of common stock held by Mr. Moss, and 370,932 shares of common stock issuable to Mr. Moss upon exercise of stock options exercisable within 60 days of April 15, 2005.

(9)       Includes 66,971 shares of common stock held by Mr. Price, and 122,998 shares of common stock issuable to Mr. Price upon exercise of stock options exercisable within 60 days of April 15, 2005.

(10)     Includes 6,668 shares of common stock held by Dr. Northing, and 173,145 shares of common stock issuable to Dr. Northing upon exercise of stock options exercisable within 60 days of April 15, 2005.

(11)     Includes 2,000 shares of common stock held by Mr. Benson, and 154,343 shares of common stock issuable to Mr. Benson upon exercise of stock options exercisable within 60 days of April 15, 2005.

(12)     Includes 37,184 shares of common stock held by Mr. Ocampo, and 9,062 shares of common stock issuable to Mr. Ocampo upon exercise of stock options exercisable within 60 days of April 15, 2005.

(13)     Includes 420 shares of common stock held by Mr. McLoughlin, and 20,312 shares of common stock issuable to Mr. McLoughlin upon exercise of stock options exercisable within 60 days of April 15, 2005.

(14)     Includes 18,125 shares of common stock issuable to Mr. Pervere upon exercise of stock options exercisable within 60 days of April 15, 2005.

(15)     Includes 5,000 shares of common stock held by Mr. Shuster, and 4,062 shares of common stock issuable to Mr. Shuster upon exercise of stock options exercisable within 60 days of April 15, 2005.

(16)     Includes an aggregate of 1,273,504 shares of common stock held directly and 10,350 shares of common stock held indirectly by our directors and executive officers as of April 15, 2005. Also includes an aggregate of 4,164,066 shares of common stock issuable to our directors and officers upon exercise of stock options exercisable within 60 days of April 15, 2005.  This group does not include Mr. Benson or Mr. Price, neither of whom was a director or executive officer as of the end of our last fiscal year.

See the information contained under the heading “Equity Compensation Plan Information” in Item 5 above regarding shares authorized for issuance under equity compensation plans approved by stockholders and not approved by stockholders. For descriptions of our equity compensation plans, including the 1999 Non-Qualified Acquisition Stock Option Plan, which has not been approved by stockholders, see “Equity Compensation Plan Information” in Item 5 above and “Note 9: Employee Benefit Plans” in the “Notes to Consolidated Financial Statements” in Item 8 above.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 30, 2004, Intraware and Zomax Incorporated terminated our August 12, 2002 Strategic Alliance Agreement and entered into a Reseller Agreement. The Reseller Agreement allows Zomax to resell our SubscribeNet electronic software delivery and management service, for fees to be determined on a case-by-case basis. Unlike the Strategic Alliance Agreement, the Reseller Agreement does not require Zomax to pay minimum annual license fees to us. The term of the Reseller Agreement is one year, subject to automatic annual renewal for one-year periods and a mutual right to terminate the agreement without cause upon 60 days’ notice. As part of the termination of the Strategic Alliance Agreement, Zomax and Intraware are no longer subject to exclusivity requirements or restrictions on sales to other companies, and Zomax no longer has the right to designate a member of or observer to our Board of Directors, or to participate in future Intraware common stock placements. In consideration for Zomax’ termination of the Strategic Alliance Agreement, we agreed to refund $115,000 of a $400,000 prepayment made by Zomax to us in October 2003. At the time the Strategic Alliance Agreement was terminated and the Reseller Agreement was entered into, Zomax held between 11% and 12% of our outstanding common stock.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees paid or accrued for services provided by PricewaterhouseCoopers, LLP, our independent registered public accounting firm, for each of our last two fiscal years:

	For the Year Ended
	February 28, 2005	February 29, 2004
Audit Fees (1)	$329,000	$307,135
Audit Related Fees (2)	—	30,000
Tax Fees (3)	—	9,369
All Other Fees (4)	—	2,800
Total	$329,000	$349,304

(1)   “Audit Fees” consisted of fees billed by PricewaterhouseCoopers for the audit of our annual financial statements, for review of financial statements included in our Forms 10-Q, for review of our Forms S-3 and 8-K, and other services that are normally provided by independent accountants in connection with statutory and regulatory filings.

(2)   “Audit-Related Fees” consisted of fees billed by PricewaterhouseCoopers for research, consultation and advice regarding accounting treatment for corporate and commercial transactions in accordance with applicable financial accounting and reporting standards, and consultation and advice regarding SEC staff comments on our reports under the Securities Exchange Act of 1934, as amended.

(3)   “Tax Fees” consisted of fees billed by PricewaterhouseCoopers for consultation concerning sales and international tax matters related to electronic software delivery, and for preparation and filing of annual returns for our non-operating subsidiary in the United Kingdom.

(4)   “All Other Fees” consisted of fees billed by PricewaterhouseCoopers for our subscription to PricewaterhouseCoopers’ online library of accounting and assurance literature.

The Charter for the Audit Committee of our Board provides that the committee is responsible for pre-approving audit and non-audit services provided to Intraware by our independent registered public accounting firm, or subsequently approving non-audit services in those circumstances where a subsequent approval is necessary and permissible.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)           1.             Financial Statements

The following financial statements are filed as a part of this report:

2.             Financial Statement Schedules

All Schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

3.             Exhibits

Exhibit Number

2	(1)

Asset Purchase Agreement dated as of May 15, 2002 by and between Intraware, Inc. and Computer Associates International, Inc. (the Registrant agrees to furnish a copy of any omitted schedule to the Commission upon request).

3(i).1	(2)	Amended and Restated Certificate of Incorporation of Intraware, Inc.

3(i).2	(2)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock.

3(ii)	(4)	Amended and Restated Bylaws of Intraware, Inc.

4.1	(5)	Specimen Common Stock Certificate.

4.2	(6)	Form of Warrant issued in connection with the June 2000 sale of Series A, B and C Convertible Preferred Stock.

4.3	(7)	Form of Warrant issued in connection with the January 2001 sale of Series A Convertible Preferred Stock.

4.4	(8)	Warrant issued to CorpSoft, Inc. in May 2001.

4.5	(9)	Warrant Agreement dated May 24, 2002 between Intraware, Inc. and Commonwealth Associates, L.P. and Form of Investor Warrant Certificate.

4.6	(9)	Form of Placement Agent Warrant with $1.00 exercise price.

4.7	(9)	Form of Placement Agent Warrant with $1.19 exercise price.

4.8	(19)	Warrant to Purchase Common Stock dated August 1, 2003, issued to Silicon Valley Bank.

10.1	(10)*	Form of Indemnification Agreement between Intraware and each of its directors and executive officers.

10.2	(11)*	1996 Stock Option Plan, as amended, and form of agreements thereunder.

10.3	(12)*	1998 Employee Stock Purchase Plan and form of agreements thereunder.

10.4	(11)*	1998 Director Option Plan and form of agreements thereunder.

10.5	(13)	1999 Non-Qualified Acquisition Stock Option Plan and form of agreements thereunder.

10.6	(10)	Sleepy Hollow Investment Company Office Lease made August 23, 1996 between Sleepy Hollow Investment Company and Intraware.

10.7	(10)	First Amendment to the Lease for Intraware entered into as of May 5, 1997 by and between Intraware and Sleepy Hollow Investment Company I.

10.8	(10)	Second Amendment to the Lease for Intraware entered into as of March 31, 1998 by and between Intraware and Sleepy Hollow Investment Company I.

10.9	(6)	Securities Purchase Agreement dated as of June 29, 2000 by and among Intraware and the investors listed on the Schedule of Buyers.

10.10	(14)	Form of Redemption and Amendment Agreement, dated as of January 10, 2001, by and among Intraware and the investors set forth therein.

10.11	(14)	Registration Rights Agreement dated as of January 10, 2001, by and among Intraware and the investors set forth therein.

10.12	(7)	Preferred Stock and Warrant Purchase Agreement, dated January 12, 2001, by and among Intraware and the investors set forth therein.

10.13	(7)	Registration Rights Agreement, dated January 12, 2001, by and among Intraware and the investors set forth therein.

10.14	(15)*	Form of Change of Control Severance Agreement between Intraware, Inc. and each executive officer of Intraware.

10.15	(4)+	Sales Alliance Agreement dated June 28, 2001 between CorpSoft, Inc. and Intraware, Inc.

10.16	(9)	Form of Subscription Agreement, dated May 24, 2002 by and among Intraware, Inc. and the investors named therein.

10.17	(9)	Form of Registration Rights Agreement, dated May 24, 2002 by and among Intraware, Inc., Commonwealth Associates, L.P. and the investors named therein.

10.18	(9)	Placement Agency Agreement, dated May 10, 2002 by and between Intraware, Inc. and Commonwealth Associates, L.P.

10.19	(16)	Form of Registration Rights Agreement, dated August 12, 2002, by and between Intraware, Inc. and Zomax Incorporated.

10.20	(16)	Form of Common Stock Purchase Agreement, dated August 12, 2002, by and between Intraware, Inc. and Zomax Incorporated.

10.21	(17)+	Amendment One to Sales Alliance Agreement dated June 28, 2001 between Intraware, Inc. and Software Spectrum, Inc. (as successor-in-interest to CorpSoft, Inc.).

10.22	(18)	Loan and Security Agreement dated August 1, 2003 between Silicon Valley Bank and Intraware, Inc.

10.23	(18)	Negative Pledge Agreement dated August 1, 2003 between Silicon Valley Bank and Intraware, Inc.

10.24	(19)	Form of Registration Rights Agreement, dated September 9, 2003, by and among Intraware, Inc. and the investors set forth therein.

10.25	(19)	Form of Common Stock Purchase Agreement, dated September 9, 2003, by and among Intraware, Inc. and the investors set forth therein.

10.26	(20)	Amendment Two to Sales Alliance Agreement dated June 28, 2001 between Intraware, Inc. and Software Spectrum, Inc. (as successor-in-interest CorpSoft, Inc.).

10.27	(21)	Amendment Three to Sales Alliance Agreement dated June 28, 2001 between Intraware, Inc. and Software Spectrum, Inc. (as successor-in-interest CorpSoft, Inc.).

10.28	(22)	Loan Modification Agreement dated September 20, 2004 between Silicon Valley Bank and Intraware, Inc.

10.29	(22)	Form of Stock Option Agreement under 1996 Stock Option Plan (Initial Grant)

10.30	(22)	Form of Stock Option Agreement under 1996 Stock Option Plan (Subsequent Grant)

10.31	(22)	Form of Stock Option Agreement under 1998 Director Option Plan (Initial Grant)

10.32	(22)	Form of Stock Option Agreement under 1998 Director Option Plan (Subsequent Grant)

10.33	(23)	Loan Modification Agreement dated February 28, 2005 between Silicon Valley Bank and Intraware, Inc.

10.34	*	Letter Regarding Bonus for John J. Moss for Completion of Sarbanes-Oxley Section 404 Milestones

10.35	*	Letter Regarding Bonus for Richard J. Northing for Completion of Sarbanes-Oxley Section 404 Milestones

10.36	*	Form of Amendment One to Change of Control Severance Agreement between Intraware, Inc. and each executive officer of Intraware.

10.37	*+	Compensation Agreement dated March 30, 2005 between Intraware, Inc. and Richard J. Northing

10.38	*	Employment Agreement dated April 20, 2005 between Intraware, Inc. and David L. Dunlap

11		Statement Setting Forth the Computation of Per Share Earnings. See Note 1 to our “Notes to Consolidated Financial Statements” in Item 8.

23.1		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney (see page 96).

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act-Peter H. Jackson.

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act-Wendy A. Nieto.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

*          Indicates management contract or compensatory plan or arrangement.

+          Confidential treatment has been requested for certain portions of this exhibit.

(1)       Incorporated by reference to Intraware’s Current Report on Form 8-K dated May 23, 2002 (File No. 000-25249) and filed with the Securities and Exchange Commission on May 31, 2002.

(2)       Incorporated by reference to Intraware’s Current Report on Form 8-K dated April 2, 2001 (File No. 000-25249) and filed with the SEC on April 13, 2001.

(3)       Incorporated by reference to Intraware’s Current Report on Form 8-K dated August 31, 2001 (File No. 000-25249) and filed with the SEC on September 21, 2001.

(4)       Incorporated by reference to Intraware’s Quarterly Report on Form 10-Q for the Quarter ended August 31, 2004 (File No. 000-25249), filed with the SEC on October 15, 2004.

(5)       Incorporated by reference to Amendment No. 2 to Intraware’s Registration Statement on Form S-1 (File No. 333-69261), filed with the SEC on January 29, 1999.

(6)       Incorporated by reference to Intraware’s Current Report on Form 8-K dated June 29, 2000 (File No. 000-25249), filed with the SEC on July 3, 2000.

(7)       Incorporated by reference to Intraware’s Current Report on Form 8-K dated January 12, 2001 (File No. 000-25249), filed with the SEC on January 23, 2001.

(8)       Incorporated by reference to Intraware’s Annual Report on Form 10-K for the Year ended February 28, 2002 (File No. 000-25249), filed with the SEC on May 29, 2002.

(9)       Incorporated by reference to Intraware’s Registration Statement on Form S-3 (File No. 333-90442), filed with the SEC on June 13, 2002.

(10)     Incorporated by reference to Intraware’s Registration Statement on Form S-1 (333-69261), filed with the SEC on December 18, 1998.

(11)     Incorporated by reference to Intraware’s Registration Statement on Form S-8 (File No. 333-53902), filed with the SEC on January 18, 2001.

(12)     Incorporated by reference to Intraware’s Registration Statement on Form S-8 (File No. 333-74209), filed with the SEC on March 10, 1999.

(13)     Incorporated by reference to Intraware’s Registration Statement on Form S-8 (File No. 333-93823), filed with the SEC on December 30, 1999.

(14)     Incorporated by reference to Intraware’s Current Report on Form 8-K dated January 12, 2001 (File No. 000-25249) and filed with the SEC on January 16, 2001.

(15)     Incorporated by reference to Intraware’s Quarterly Report on Form 10-Q for the Quarter ended May 31, 2001 (File No. 000-25249), filed with the SEC on July 13, 2001.

(16)     Incorporated by reference to Intraware’s Current Report on Form 8-K dated August 12, 2002 (File No. 000-25249), filed with the SEC on September 11, 2002.

(17)     Incorporated by reference to Intraware’s Quarterly Report on Form 10-Q for the Quarter ended May 31, 2003 (File No. 000-25249), filed with the SEC on July 15, 2003.

(18)     Incorporated by reference to Intraware’s Quarterly Report on Form 10-Q for the Quarter ended August 31, 2003 (File No. 000-25249), filed with the SEC on October 15, 2003.

(19)     Incorporated by reference to Intraware’s Current Report on Form 8-K dated September 9, 2003 (File No. 000-25249), filed with the SEC on September 12, 2003.

(20)     Incorporated by reference to Intraware’s Annual Report on Form 10-K for the Year ended February 29, 2004 (File No. 000-25249), filed with the SEC on May 5, 2004, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on October 4, 2004.

(21)     Incorporated by reference to Intraware’s Quarterly Report on Form 10-Q for the Quarter ended August 31, 2004 (File No. 000-25249), filed with the SEC on October 15, 2004.

(22)     Incorporated by reference to Intraware’s Quarterly Report on Form 10-Q for the Quarter ended November 30, 2004 (File No. 000-25249), filed with the SEC on January 14, 2005.

(23)     Incorporated by reference to Intraware’s Current Report on Form 8-K dated February 28, 2005 (File No. 000-25249), filed with the SEC on March 4, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRAWARE, INC.

	By:	/s/ PETER H. JACKSON
Dated: April 22, 2005
Peter H. Jackson Chairman, Chief Executive Officer and President

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Peter H. Jackson and Wendy A. Nieto, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ PETER H. JACKSON	Chairman, Chief Executive Officer and	April 22, 2005
(Peter H. Jackson)	President (Principal Executive Officer)

/s/ WENDY A. NIETO	Executive Vice President and Chief Financial Officer	April 22, 2005
(Wendy A. Nieto)	(Principal Financial and Accounting Officer)

/s/ MARK B. HOFFMAN	Director	April 22, 2005
(Mark B. Hoffman)

/s/ BRENDAN A. MCLOUGHLIN	Director	April 22, 2005
(Brendan A. McLoughlin)

/s/ RAYMOND L. OCAMPO JR.	Director	April 22, 2005
(Raymond L. Ocampo Jr.)

/s/ PETER F. PERVERE	Director	April 22, 2005
(Peter F. Pervere)

/s/ BRADLEY M. SHUSTER	Director	April 22, 2005
(Bradley M. Shuster)