Form 10-Q
period 2005-05-31
INTRAWARE INC
filed 2005-07-08
CIK 1025134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-25249

INTRAWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0389976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

25 Orinda Way Orinda, CA	94563
(Address of principal executive offices)	(Zip Code))

Registrant’s telephone number, including area code: (925) 253-4500

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

As of July 1, 2005 there were 60,583,519 shares of the registrant’s common stock outstanding.

INTRAWARE, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INTRAWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	May 31, 2005	February 28, 2005

ASSETS
Current assets:
Cash and cash equivalents	$8,804	$9,463
Accounts receivable, net	1,630	1,765
Costs of deferred revenue	434	404
Other current assets	404	321
Total current assets	11,272	11,953
Cost of deferred revenue, less current portion	39	70
Property and equipment, net	741	863
Other assets, less current portion	100	80
Total assets	$12,152	$12,966

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$651	$823
Accounts payable	578	464
Accrued liabilities	761	967
Deferred revenue	2,417	2,450
Related party deferred revenue	—	2
Total current liabilities	4,407	4,706
Deferred revenue, less current portion	120	164
Notes payable, less current portion	326	342
Total liabilities	4,853	5,212
Contingencies (Note 4)
Redeemable convertible preferred stock; $0.0001 par value; 10,000 shares authorized:
Series A; 552 at May 31 and February 28, 2005 (aggregate liquidation preference of $1,000 at May 31 and February 28, 2005).	897	897
Total redeemable convertible preferred stock	897	897
Stockholders’ equity:
Common stock; $0.0001 par value; 250,000 shares authorized; 60,584 and 60,447 shares issued and outstanding at May 31 and February 28, 2005, respectively.	6	6
Additional paid-in-capital	163,232	163,168
Accumulated deficit	(156,836)	(156,317)
Total stockholders’ equity	6,402	6,857
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$12,152	$12,966

See notes to unaudited interim consolidated financial statements.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the three months ended
	May 31, 2005	May 31, 2004

Revenues:
Online services and technology	$2,340	$1,695
Alliance and reimbursement	503	576
Related party online services and technology	3	534
Software product sales	—	42
Total revenues	2,846	2,847
Cost of revenues:
Online services and technology	1,122	567
Alliance and reimbursement	401	391
Software product sales	—	37
Total cost of revenues	1,523	995
Gross profit	1,323	1,852
Operating expenses:
Sales and marketing	682	752
Product development	250	403
General and administrative	944	789
Total operating expenses	1,876	1,944
Loss from operations	(553)	(92)
Interest expense	(19)	(29)
Interest and other income and expenses, net	53	16
Net loss	$(519)	$(105)
Basic and diluted net loss per share	$(0.01)	$(0.00)
Weighted average shares - basic and diluted	60,521	59,617

See notes to unaudited interim consolidated financial statements.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended
	May 31, 2005	May 31, 2004

Cash flows from operating activities:
Net loss	$(519)	$(105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148	161
Provision for (recovery of) doubtful accounts	3	(1)
Gain on sale of fixed assets	—	(2)
Amortization of discount on note payable	2	6
Changes in assets and liabilities:
Accounts receivable	132	268
Costs of deferred revenue	1	(12)
Other assets	(102)	(388)
Accounts payable	197	51
Accrued liabilities	(206)	(169)
Deferred revenue	(77)	(52)
Related party deferred revenue	(2)	(634)
Net cash used in operating activities	(423)	(877)
Cash flows from investing activities:
Purchases of property and equipment	(110)	(89)
Proceeds from sale of fixed assets	—	2
Net cash used in investing activities	(110)	(87)
Cash flows from financing activities:
Principal payments on note payable	(293)	(248)
Proceeds from notes payable	103	—
Proceeds from common stock and warrants	64	263
Net cash provided by (used in) financing activities	(126)	15
Net decrease in cash and cash equivalents	(659)	(949)
Cash and cash equivalents at beginning of the period	9,463	11,804
Cash and cash equivalents at end of the period	$8,804	$10,855
Supplemental disclosure of cash flow information:
Cash paid for interest	$17	$23
Supplemental non-cash activity:
Purchases of property and equipment included in accounts payable	$8	$82

See notes to unaudited interim consolidated financial statements.

INTRAWARE, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

INTRAWARE

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations.  However, management believes that the disclosures are adequate to ensure the information presented is not misleading.  The balance sheet at February 28, 2005, has been derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended February 28, 2005, filed with the SEC on April 22, 2005.

In the opinion of management, all adjustments, consisting only of normal recurring items, considered necessary for a fair statement have been included in the accompanying unaudited interim consolidated financial statements.  The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending February 28, 2006.

We have incurred losses and negative cash flow from operations during each fiscal year since inception. Net loss for the three months ended May 31, 2005, increased from our prior year loss for the corresponding period and we reduced our negative cash flows from operations to approximately $0.4 million. Our cash balances may decline further, although we believe that the effects of our capital financing, strategic actions implemented to improve revenue, and cost controls will be adequate to generate sufficient cash resources to fund our future operations.  If we fail to generate sufficient revenues or adequately control spending, we may be unable to achieve key business objectives.

In addition, under our June 2001 agreement with Software Spectrum, we provide Sales and Marketing Services to Software Spectrum to assist in its resale and marketing of Sun and Websense software licenses and maintenance (See Note 7).  On June 30, 2005, Intraware and Software Spectrum signed an amendment to that agreement extending the term until July 31, 2005, while the companies discuss the potential terms of any longer-term extension or replacement of that agreement.  It is possible that the agreement will expire on July 31, 2005, and that the parties will not extend it further or replace it with a new agreement. In that event, we would likely experience a substantial and immediate decrease in our revenues and cash flows unless and until we were able to fully implement a comparable relationship with another business partner or fully transition to becoming an authorized Sun software reseller ourselves (as we were before signing the June 2001 agreement with Software Spectrum).

Certain prior year amounts have been reclassified to conform to the current period presentation. The reclassifications did not change previously reported net loss, stockholders’ equity or cash flow.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

Online services and technology revenue results primarily from four types of arrangements.  First, it results from sales of our SubscribeNet digital delivery service to software vendors and other companies that distribute software as part of their business.  Second, it results from professional services that we provide to customize our SubscribeNet service for customers, to convert data for customers, and to integrate our proprietary software.  Third, it results from services or licenses for third-party products complimentary to our SubscribeNet service that we resell. Fourth, it results from the sale of our proprietary software licenses and related maintenance to companies using those products internally or using those products to provide web-based services to their customers. As a result of the sale of our Asset Management software business in May 2002, we are not currently deriving revenue from licenses, maintenance or integration services for our proprietary software; however, we may recognize such revenues in the future if opportunities arise to sell licenses for our proprietary software underlying our SubscribeNet service and related maintenance. We sell our SubscribeNet service, and will sell proprietary software licenses if opportunities present themselves, primarily through our direct sales force and authorized resellers.

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

We derive software product revenues from our past resales of licenses and maintenance for multiple business software product lines. As of July 1, 2001, we generally no longer resell third-party software licenses and maintenance. Since July 1, 2001, we have continued to recognize revenue from our resale of third-party software licenses and related maintenance contracts over the life of the arrangements made prior to July 1, 2001. Vendor specific objective evidence of fair value for the maintenance element of the resold software arrangements has been based on historical and contractual renewal rates for maintenance. We deferred the maintenance revenue at the outset of the arrangement and recognized it ratably over the period during which the maintenance was to be provided.  This period normally commenced on the date the software was delivered and generally continued for 12 months, although certain maintenance contracts continued for longer periods.  Since the three months ended May 31, 2004, we have no longer recognized any revenue relating to software product sales.

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

We also sell additional professional services related to SubscribeNet agreements.  Generally, these services do not provide stand-alone value to a customer, and accordingly, we defer recognition of that revenue until the go-live date for the professional services, similar to the manner in which we treat SubscribeNet service revenues as discussed above.  Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the completion of the professional services. Estimated customer life requires that we periodically estimate the projected life of our existing customers, based on historical information, such as customer renewal rates. Since revenues generated from additional professional services represent less than 5% of our overall revenues for the three months ended May 31, 2005, any change to our estimated customer life is unlikely to have a material adverse impact on our financial condition or results of operations.

Online services and technology revenues related to services or licenses for third-party products complimentary to our SubscribeNet service that we resell are generally recognized as the service is provided.  If the service or license resold involves customization essential to the functionality of the underlying SubscribeNet service, the fees charged for the customization is recognized as revenue in the same manner in which we treat the professional services discussed above. Revenue related to these resold services or licenses are recognized as revenue based on the fee charged to the customer as we bear the credit risk for resold services or licenses, have the latitude to establish pricing at our discretion, and are primarily responsible for acceptability of the services or licenses delivered.  In addition, costs paid to the third-party providers are recorded as cost of revenues and recognized in the same manner as the related revenue.

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

Costs of deferred revenue

We capitalize direct costs of revenues related to significant SubscribeNet service implementations and established professional services contracts associated with our SubscribeNet services. Direct costs include compensation and payroll-related fringe benefits directly related to the time spent on significant implementation and professional services activities. These costs are recognized over the same term as the associated revenue from those contracts (see “Revenue Recognition” above). Costs associated with professional services involving significant new functionality for the SubscribeNet service that are partially or fully funded by customers but do not qualify as funded research and development activities are expensed as cost of revenues as incurred until a working model is delivered to the customer. Once a working model has been delivered, all additional direct costs are capitalized in the same manner discussed above. Any change in our revenue recognition estimates could result in corresponding changes to our recognition of costs of deferred revenues. At May 31, 2005, we had approximately $0.5 million in capitalized costs relating to deferred revenues. We expense customer acquisition costs, including sales commissions, as incurred.

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

	For the three months ended,
	May 31, 2005	May 31, 2004
Net loss	$(519)	$(105)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(628)	(870)
Pro forma	$(1,147)	$(975)
Net loss per share — basic and diluted
As reported	$(0.01)	$(0.00)

Pro forma	$(0.02)	$(0.02)

We calculated the fair value of each option grant on the date of grant, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	For the three months ended,
	May 31, 2005	May 31, 2004
Risk-free interest rates	3.72 - 4.17%	2.00 - 3.85%
Expected lives (in years)	4	4
Dividend yield	0%	0%
Expected volatility	88%	121%

We calculated the fair value of the stock issued under the employee stock purchase plan using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	For the three months ended,
	May 31, 2005	May 31, 2004
Risk-free interest rates	3.12%	1.12%
Expected lives (in months)	6	6
Dividend yield	0%	0%
Expected volatility	52%	79%

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

The following table sets forth the computation of basic and diluted net loss per share as well as securities not included in the diluted net loss per share calculation because to do so would be antidilutive:

	For the three months ended
	May 31, 2005	May 31, 2004

Numerator:
Net loss	$(519)	$(105)

Denominator:
Weighted average shares	60,521	59,617

Basic and diluted net loss per share	$(0.01)	$(0.00)

Antidilutive securities not included in weighted average shares:
Redeemable convertible preferred stock	552	552
Warrants to purchase common stock	1,592	2,215
Employee stock options	10,951	9,131

	13,095	11,898

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require us to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which we currently use for our pro forma disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a specific valuation methodology. In April 2005, the SEC issued a release which amends the compliance dates for SFAS No. 123R.  Accordingly, we will be required to adopt the new accounting provisions beginning in the first quarter of our fiscal year ending February 28, 2007.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We expect the adoption of SFAS No. 123R and SAB 107 will have a material adverse impact on our results of operations and loss per share. We are currently in the process of evaluating the extent of such impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

NOTE 3. CHANGES IN STOCKHOLDERS’ EQUITY

During the three months ended May 31, 2005, our stockholders’ equity changed as follows (in thousands):

			Additional
	Common stock		paid-in	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	capital	deficit	equity	loss

Balance at February 28, 2005	60,447	$6	$163,168	$(156,317)	$6,857
Exercise of stock options	8	—	6	—	6
Issuance of common stock for employee stock purchase program	129	—	58	—	58
Net loss	—	—	—	(519)	(519)	$(519)
Other comprehensive loss						—
Comprehensive loss						$(519)

Balance at May 31, 2005	60,584	$6	$163,232	$(156,836)	$6,402

NOTE 4. CONTINGENCIES

Indemnifications

In the course of our business, we have given indemnities and made commitments and guarantees under which we may be required to make payments. These indemnities include:

•                  Intellectual Property Indemnities to Customers and Resellers. Our customer and reseller agreements for our SubscribeNet service typically contain provisions that indemnify our customers or resellers for damages and costs resulting from claims alleging that our services infringe the intellectual property rights of a third-party. We have also entered into software license agreements indemnifying the licensees for damages and costs resulting from claims alleging that the software infringes third-party intellectual property rights. The duration of these indemnities is typically unlimited. Our potential payments under these indemnities are in some cases limited (e.g., to the fees paid to us under the contract or to another amount) and are in other cases unlimited. Where we have given such indemnities for third-party software licenses that we resold, we have typically received similar indemnities from the software publishers. We plan to continue to enter into SubscribeNet service agreements with customers and resellers, license software, and provide industry-standard indemnities to our service customers, resellers and licensees.

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

Lawsuits containing similar allegations have been filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000.  All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York.  On July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which Intraware and its three named current and former officers and directors are a part, on common pleadings issues.  On or about October 9, 2002, the Court entered and ordered a Stipulation of Dismissal, which dismissed the three named current and former officers and directors from the litigation without prejudice.  On February 19, 2003, the Court entered an order denying in part the issuer-defendants’ omnibus motion to dismiss, including those portions of the motion to dismiss relating to Intraware.

In June 2004, a stipulation of settlement for the claims against the issuer-defendants, including us, was submitted to the Court.  The underwriter-defendants in the In re Initial Public Offering Securities Litigation (collectively, the “underwriter-defendants”), including the underwriters of our initial public offering, are not parties to the stipulation of settlement.

The settlement provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants.  The amount our insurers would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties.  If the plaintiffs recover at least $1 billion from the underwriter-defendants, our insurers would have no liability for settlement payments under the terms of the settlement.  If the plaintiffs recover less than $1 billion, we believe our insurance will likely cover our share of any payments towards satisfying plaintiffs’ $1 billion recovery deficit.  Management estimates that its range of loss relative to this matter is zero to $3.5 million.  Presently there is no more likely point estimate of loss within this range.  As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of May 31, 2005, we have not accrued a liability for this matter.

On February 15, 2005, the court granted preliminary approval of the settlement, conditioned upon the parties’ modification of a proposed ban order with respect to potential contribution claims.  There is no guarantee the settlement will become final as it is subject to a number of conditions, including the final approval of the court.

Leon Segen v. ComVest Venture Partners. LP. et al.

In July 2004, a complaint was filed in the United States District Court for the District of Delaware, Civ. No. 04-822, against ComVest Venture Partners, LP; ComVest Management, LLC; Commonwealth Associates Management Company, Inc.; Commonwealth Associates, LP; RMC Capital, LLC; Michael S. Falk; Robert Priddy; Travis L. Provow; Keith Rosenbloom; and Intraware.  The complaint describes Intraware as a nominal defendant.  The complaint alleges that, between August 2001 and January 2002, all of the defendants other than Intraware were members of a group, and therefore should be treated as a single “person,” for purposes of Sections 13(d)(3) and 16(b) of the Securities Exchange Act of 1934 (the “1934 Act”).  The complaint further alleges that ComVest Venture Partners, LP and Mr. Priddy, while they and the other alleged group members collectively owned more man 10% of a class of our equity securities, bought and sold our equity securities within a 6-month period and failed to disgorge to us the profits allegedly realized in those trades, thereby violating Section 16(b) of the 1934 Act.  Mr. Falk was a member of our Board of Directors from April 2001 to May 2002 and Mr. Provow was a member of our Board of Directors from October 2001 to May 2002.  The complaint demands that ComVest Venture Partners, LP and Mr. Priddy pay over to Intraware the profits they allegedly realized and retained in violation of Section 16(b) of the 1934 Act, together with interest and legal costs.  According to the complaint, the amount of those alleged profits is unknown to the plaintiff, however, the information alleged in the complaint suggests that amount may be approximately $1.3 million.  The complaint does not seek damages against us.  After the complaint was filed, the plaintiff and Intraware signed a stipulation acknowledging that Intraware takes no position with respect to the claims in the action, and providing that Intraware accepts service of the complaint, that Intraware is not required to file an answer or other response to the complaint, and that Intraware will otherwise have the rights and responsibilities of a party to the action.  In June 2005, the court denied motions filed by the defendants other than Intraware to dismiss the plaintiff’s claims.  A trial in this case is currently scheduled to begin in July 2006.

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

During the three months ended May 31, 2005 there was no activity in our redeemable convertible preferred stock.

NOTE 6.  NOTES PAYABLE

In August 2003, we issued a note payable to Silicon Valley Bank for proceeds of approximately $2.0 million.  The note bears an annual interest rate of the greater of 1.00% in excess of the bank’s prime rate (6.00% at May 31, 2005) or 5.25%.  The interest rate on the note payable at May 31, 2005, was 7.00%.  The note is payable in fixed monthly principal installments plus interest through September 2005.  In connection with the note payable, we issued a warrant to purchase 41,730 shares of our common stock at an exercise price of $1.19 per share.  The warrant was immediately exercisable and expires in August 2010.  We estimated the allocated fair value of such warrant at approximately $46,000, using the Black-Scholes valuation model with the following assumptions: expected volatility of 136%, risk-free interest rate of 4.01%, expected life of seven years and no dividends.  The value of the warrant was recorded as a debt discount and is being amortized as interest expense using the effective interest method over the life of the note payable.  For the three months ended May 31, 2005, interest expense related to such warrant amounted to approximately $2,000.  The unamortized balance of approximately $1,000 at May 31, 2005, is presented as a discount against the principal balance of the note payable outstanding.  At May 31, 2005, the warrants had not been exercised.

In August 2003, we also entered into an equipment advance agreement with Silicon Valley Bank. The equipment advance agreement bears an annual interest at the greater of the bank’s prime rate plus 1.00% or 5.50%.  The agreement provided for borrowings of up to $500,000 through August 2004 and was limited to equipment purchases.  As of May 31, 2005, we had borrowed approximately $363,000 under this agreement and the interest rate at that date was 7.00%.  Monthly payments of interest only were payable through August 1, 2004, after which fixed monthly principal installments plus interest will be made through August 2006.

In September 2004, we entered into a second equipment advance agreement with Silicon Valley Bank.  This new equipment advance agreement bears an annual interest at the greater of 5.50% or the bank’s prime rate plus 1.00%.  This second equipment advance allows us to borrow up to $500,000 through August 1, 2005, solely to finance equipment purchases.   As of May 31, 2005, we had borrowed approximately $421,000 under this agreement and the interest rate at that date was 7.00%.  Monthly payments of interest only are payable through August 2005, after which fixed monthly principal installments plus interest will be made through August 2007.

All of this debt is collateralized by a senior security interest in substantially all of our assets.  We are also required to maintain compliance with certain financial covenants, with all of which we were in compliance at May 31, 2005.

Scheduled maturities of debt at May 31, 2005, are as follows (in thousands):

Years ending:
February 28, 2006	$554
February 28, 2007	301
February 29, 2008	123
$978

NOTE 7. ALLIANCES

Provision of Sales and Marketing Services to Software Spectrum for Resale of Third-Party Software

Prior to June 2001, we resold Sun Microsystems, Inc. Internet-related application software (marketed under the brands “Sun/Netscape Alliance” and “iPlanet”) and related maintenance services to end-users in North America under an agreement between us and Sun.  In June 2001, we signed an agreement with Software Spectrum under which we transferred to Software Spectrum our Sun software resale business, including our agreement with Sun for resale of Sun software and maintenance services.  Software Spectrum assumed primary responsibility for resale of Sun software and related maintenance under its agreement with Sun (which has since been replaced by an agreement between Software Spectrum and Sun’s distributor).  We continue to assist Software Spectrum in its sales and marketing of the Sun software currently marketed under the brands “Sun ONE” and “Java Enterprise System,” as well as related maintenance, and also provide our SubscribeNet service to Software Spectrum to enable it to deliver that Sun software to its customers electronically. As part of this arrangement, Software Spectrum pays us a percentage of the gross profit derived from its sales of Sun software licenses and maintenance services, and reimburses us for our cost in maintaining a team dedicated to sales of Sun software licenses and maintenance (included in the Alliance and reimbursement revenue line item on our consolidated statements of operations).  The June 2001 agreement with Software Spectrum was part of our transition out of the business of generally reselling third-party software. At the time we announced this agreement, we also ceased reselling all third-party software except for a limited number of products that were complementary to our SubscribeNet service.

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

This contract accounted for more than 10% of our total revenues in our 2005 fiscal year and during the three months ended May 31, 2005. On June 30, 2005, Intraware and Software Spectrum signed an amendment to that agreement extending the term until July 31, 2005, while the companies discuss the potential terms of any longer-term extension or replacement of that agreement.  It is possible that the agreement will expire on July 31, 2005, and that the parties will not extend it further or replace it with a new agreement. In that event, we would likely experience a substantial and immediate decrease in our revenues and cash flows unless and until we were able to fully implement a comparable relationship with another business partner or fully transition to becoming an authorized Sun software reseller ourselves (as we were before signing the June 2001 agreement with Software Spectrum). In addition, we expect to receive lower margins on the resale of Sun software and maintenance, thereby decreasing future shared gross profit and reimbursement associated with our Software Spectrum Alliance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended February 28, 2005, which was filed with the Securities and Exchange Commission (“SEC”) on April 22, 2005, and the unaudited consolidated financial statements and related notes contained in this quarterly report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements regarding trends in the marketplace, our future cash and liquidity position, the extent and timing of future revenues and expenses and customer demand, the deployment of our products and services or the anticipated performance of products or services, gross margin expectations for Sun software and maintenance resold through Software Spectrum, statements regarding the financial statement impact of SFAS 123R, statements regarding future economic conditions or performance, and our reliance on third parties.  All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those discussed in “Risk Factors” below and elsewhere in this quarterly report on Form 10-Q.

INTRAWARE OVERVIEW

Our goal is to become the de facto standard among digital delivery solution providers. We are pursuing a four-pronged strategy to achieve this goal. First, we are working to become a profitable, cash-generating company by growing our SubscribeNet business and practicing stringent fiscal responsibility. Second, we are seeking to strengthen our technological advantage and extend the breadth of our functionality in the electronic software delivery and management (“ESDM”) area by further improving our ESDM solutions through internal research and development and through alliances with adjacent technology providers.  Third, we are preparing to release a new service called Digital Fastball, which will leverage our digital delivery expertise to enable small and medium-sized businesses, as well as consumers, to send, receive and manage virtually all types and sizes of digital files over the Internet quickly, easily and securely. Fourth, we are seeking to extend and strengthen our customer base by executing on our sales and marketing plan and by providing exceptional customer service.

We currently see a number of trends in the marketplace that are potentially important for our business. First, growth in the macroeconomy and the technology sector have improved in the last year, but remain uneven. In the current climate, spending by technology companies remains cautious. Second, there appears to be an increasing pace of mergers and acquisitions in the enterprise software sector. These consolidations pose both opportunities and risks for us, potentially leading either to growth in our contracts with those customers or to cancellation of customer contracts. Third, technology companies are increasingly outsourcing operational functions to reduce costs. Our services enable enterprise software companies to outsource key operational functions in a manner that we believe is financially compelling. Therefore, we may benefit from this outsourcing trend. Fourth, the use of hosted web-based applications, which in the past has been limited by concerns about speed, reliability and security, is now becoming more accepted among mainstream businesses, largely because of a desire for cost savings. This trend may benefit us because our SubscribeNet service and planned Digital Fastball service are hosted web-based applications.  This paragraph contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 25 below).

Our management is focused on five key areas. The first is broadening our SubscribeNet service to meet expanding and more sophisticated requirements of the enterprise software industry for digital delivery management systems, including requirements for license management and delivery, management of channel partner relationships, and electronic commerce.  The second is taking advantage, through our planned Digital Fastball service, of the growing acceptance by non-technology businesses and individual consumers of the Internet as a medium for exchanging all types of digital files.  The third is leveraging our relationships with our strategic allies, including HP and Software Spectrum, to reach new and larger customers for our SubscribeNet service. The fourth is to take advantage of the drive toward greater efficiency among large information technology companies, as evidenced by the increasing consolidation in that sector, by emphasizing the cost savings that can be realized through broad adoption of electronic software delivery and management. The fifth area is the development of new pricing packages for our services that emphasize shorter sales cycles and strong profit margins.

We also face a number of key risks, which are described in the “Risk Factors” beginning on page 25 below.

We earn revenues and generate cash principally through recurring service fees charged for our SubscribeNet service, professional services fees charged for customization of our SubscribeNet service, and profit-sharing and cost reimbursement received for our sales and marketing services. Historically, we have also raised substantial amounts of cash through private stock placements.

We have incurred losses and negative cash flows during each fiscal year since inception.  For the three months ended May 31, 2005, our net loss was approximately $0.5 million and we had negative cash flows from operations of approximately $0.4 million. Under our June 2001 agreement with Software Spectrum, we provide Sales and Marketing Services to Software Spectrum to assist in its resale and marketing of Sun and Websense software licenses and maintenance. This contract accounted for more than 10% of our total revenues in our 2005 fiscal year. On June 30, 2005, Intraware and Software Spectrum signed an amendment to that agreement extending the term until July 31, 2005, while the companies discuss the potential terms of any longer-term extension or replacement of that agreement.  It is possible that the agreement will expire on July 31, 2005, and that the parties will not extend it further or replace it with a new agreement. In that event, we would likely experience a substantial and immediate decrease in our revenues and cash flows unless and until we were able to fully implement a comparable relationship with another business partner or fully transition to becoming an authorized Sun software reseller ourselves (as we were before signing the June 2001 agreement with Software Spectrum). In addition, we expect to receive lower margins on the resale of Sun software and maintenance, thereby decreasing future shared gross profit and reimbursement associated with our Software Spectrum Alliance.  The preceding paragraph contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 25 below).

We believe that the effects of our capital financing, strategic actions implemented to improve revenue, and cost controls will be adequate to generate sufficient cash resources to fund our future operations. However, if we fail to sufficiently increase our revenues or control spending, our business could be materially adversely affected.  The preceding paragraph contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 25 below).

Critical Accounting Policies and Estimates

This MD&A discusses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies related to revenue recognition, costs of deferred revenue, stock-based compensation, allowance for doubtful accounts, and income taxes to be critical accounting policies due to the estimation process involved in each.

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

Online services and technology revenue results primarily from four types of arrangements.  First, it results from sales of our SubscribeNet digital delivery service to software vendors and other companies that distribute software as part of their business.  Second, it results from professional services that we provide to customize our SubscribeNet service for customers, to convert data for customers, and to integrate our proprietary software.  Third, it results from services or licenses for third-party products complimentary to our SubscribeNet service that we resell. Fourth, it results from the sale of our proprietary software licenses and related maintenance to companies using those products internally or using those products to provide web-based services to their customers. As a result of the sale of our Asset Management software business in May 2002, we are not currently deriving revenue from licenses, maintenance or integration services for our proprietary software; however, we may recognize such revenues in the future if opportunities arise to sell licenses for our proprietary software underlying our SubscribeNet service and related maintenance. We sell our SubscribeNet service, and will sell proprietary software licenses if opportunities present themselves, primarily through our direct sales force and authorized resellers.

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

We derive software product revenues from our past resales of licenses and maintenance for multiple business software product lines. As of July 1, 2001, we generally no longer resell third-party software licenses and maintenance. Since July 1, 2001, we have continued to recognize revenue from our resale of third-party software licenses and related maintenance contracts over the life of the arrangements made prior to July 1, 2001. Vendor specific objective evidence of fair value for the maintenance element of the resold software arrangements has been based on historical and contractual renewal rates for maintenance. We deferred the maintenance revenue at the outset of the arrangement and recognized it ratably over the period during which the maintenance was to be provided.  This period normally commenced on the date the software was delivered and generally continued for 12 months, although certain maintenance contracts continued for longer periods.  Since the three months ended May 31, 2004, we have no longer recognized any revenue relating to software product sales.

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

We also sell additional professional services related to SubscribeNet agreements.  Generally, these services do not provide stand-alone value to a customer, and accordingly, we defer recognition of that revenue until the go-live date for the professional services, similar to the manner in which we treat SubscribeNet service revenues as discussed above.  Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the completion of the professional services. Estimated customer life requires that we periodically estimate the projected life of our existing customers, based on historical information, such as customer renewal rates. Since revenues generated from additional professional services represent less than 5% of our overall revenues for the three months ended May 31, 2005, any change to our estimated customer life is unlikely to have a material adverse impact on our financial condition or results of operations.

Online services and technology revenues related to services or licenses for third-party products complimentary to our SubscribeNet service that we resell are generally recognized as the service is provided.  If the service or license resold involves customization essential to the functionality of the underlying SubscribeNet service, the fees charged for the customization is recognized as revenue in the same manner in which we treat the professional services discussed above. Revenue related to these resold services or licenses are recognized as revenue based on the fee charged to the customer as we bear the credit risk for resold services or licenses, have the latitude to establish pricing at our discretion, and are primarily responsible for acceptability of the services or licenses delivered.  In addition, costs paid to the third-party providers are recorded as cost of revenues and recognized in the same manner as the related revenue.

As mentioned above, a determination that the collection of fees is reasonably assured is a precursor to recognizing revenue. Determination of collectability of payments requires judgment on the part of management and includes periodically evaluating customers’ credit-worthiness (see “Allowance for Doubtful Accounts” below).

Costs of Deferred Revenue

We capitalize direct costs of revenues related to significant SubscribeNet service implementations and established professional services contracts associated with our SubscribeNet services.  Direct costs include compensation and payroll-related fringe benefits directly related to the time spent on significant implementation and professional services activities.  These costs are recognized over the same term as the associated revenue from those contracts (see “Revenue Recognition” above). Costs associated with professional services involving significant new functionality for the SubscribeNet service that are partially or fully funded by customers but do not qualify as funded research and development activities are expensed as cost of revenues as incurred until a working model is delivered to the customer. Once a working model has been delivered, all additional direct costs are capitalized in the same manner discussed above. Any change in our revenue recognition estimates could result in corresponding changes to our recognition of costs of deferred revenues. At May 31, 2005, we had approximately $0.5 million in capitalized costs relating to deferred revenues.  We expense customer acquisition costs, including sales commissions, as incurred.

Stock-based Compensation

We account for stock-based compensation for our employees using the intrinsic value method presented in Accounting Principles Board (APB) No. 25, ”Accounting for Stock Issued to Employees,” and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, ”Accounting for Stock-Based Compensation,” and with the disclosure provisions of SFAS No. 148, ”Accounting for Stock-Based Compensation—Transition and Disclosure Amendment of SFAS No. 123.” Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. For our fiscal quarter ended May 31, 2005, no stock-based compensation was recorded for stock options granted to our employees because the exercise price of all stock options granted to our employees was equal to the market price of the underlying stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised) “Share Based Payment” (SFAS No. 123R). The standard requires companies to value employee stock options and stock issued under employee stock purchase plans using the fair value based method on the grant date and record stock-based compensation expense. The fair value based models that companies are allowed to use can be different from the Black-Scholes option-pricing model, which we currently use to calculate the pro forma effect on net income and earnings per share if we had applied SFAS No. 123 to employee option grants. Note 2 to our unaudited interim consolidated financial statements shows what the pro forma net loss and loss per share for the fiscal quarter ended May 31, 2005 and May 31, 2004 would have been if we had applied SFAS No. 123.  However, the actual impact to our results of operations upon adoption of the standard could materially differ from the pro forma information included in Note 2 to our unaudited interim consolidated financial statements due to differences in the option-pricing model used, estimates and assumptions required, and options to be included in the calculation upon adoption. The fair value based models require the input of highly subjective assumptions and do not necessarily provide a reliable single measure of the fair value of our stock options. In April 2005, the SEC issued a release which amends the compliance dates for SFAS No. 123R.  Accordingly, we will be required to adopt the new accounting provisions beginning in our first quarter of our fiscal year ending February 28, 2007.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses from our inability to collect required payments from our customers. When evaluating the adequacy of this allowance, we analyze specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customers’ payment history.  We may need to record increases to our allowance balances in the future.  At May 31, 2005, we have many accounts receivable balances and one large unbilled receivable balance.  Any dispute, early contract termination or other collection issue related to these receivable balances could have a material adverse impact on our financial condition or result of operations. At May 31, 2005, our unbilled receivable balance was $0.3 million. This balance relates to our Software Spectrum agreement (see “Revenue Recognition” above). There are no allowances for doubtful accounts related to this balance. This estimate involves management’s judgment, which takes into account Software Spectrum’s prior payment history, current credit-worthiness and overall business condition. Changes in the above factors could have a material impact on actual bad debts incurred.

Income Taxes

In conjunction with preparing our financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Given that we have incurred losses since inception and therefore have not been required to pay income taxes, we have fully reserved our deferred tax assets at May 31, 2005.  In the event that we are able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period that this is determined.

Results of Operations

Total Revenue

The following table sets forth the revenue, changes in revenue and percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the three months ended
	May 31, 2005			May 31, 2004
					% of
	Total	Change	% of Revenue	Total	Revenue

Revenues:
Online services and technology	$2,340	$645	82%	$1,695	60%
Alliance and reimbursement	503	(73)	18%	576	20%
Related party online services and technology	3	(531)	0%	534	19%
Software product sales	—	(42)	0%	42	1%
Total revenues	$2,846	$(1)		$2,847

Combined online services and technology revenue results primarily from sales of our SubscribeNet services.  Revenues for online services and technology for the three months ended May 31, 2005, increased from the three months ended May 31, 2004.  The online services and technology revenue increase during the three months ended May 31, 2005, as compared to the three months ended May 31, 2004, is primarily due to two factors: 1) approximately $0.3 million in revenue recognized from new SubscribeNet customers whose go-live date has been achieved since May 31, 2004; and 2) approximately $0.3 million in additional revenue recognized from expanded contracts from existing customers.  The related party online services and technology revenue decrease resulted from our recognition of the remaining deferred revenue under our strategic alliance agreement with Zomax Incorporated, upon termination of that agreement in the prior year.   We expect our online services and technology revenue and related party online services and technology revenues for our second quarter ending August 31, 2005, to be consistent with or slightly higher than the three months ended May 31, 2005.  The previous sentence is a forward-looking statement that is subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 25 below).

Alliance and reimbursement revenue primarily relates to our alliance agreement with Software Spectrum for sales and marketing services. This revenue consists of a percentage of the gross profit derived from Software Spectrum’s sales of Sun and Websense software and maintenance for which we provide sales and marketing services, and reimbursement for the costs of maintaining a team dedicated to providing sales and marketing services to Software Spectrum for that third-party software and maintenance.  This alliance agreement with Software Spectrum accounted for more than 10% of our total revenue during the three months ended May 31, 2005 (see “Risk Factors” beginning on page 25 below). The decrease in alliance and reimbursement revenue for the three months ended May 31, 2005, was primarily due to a $0.1 million reduction of the amount Software Spectrum reimburses us for our sales and marketing services.  We expect our alliance and reimbursement revenues in our fiscal quarter ending August 31, 2005, to be slightly lower than the three months ended May 31, 2005.   The previous sentence is a forward-looking statement that is subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 25 below).  More generally, the Sun software we resell through our alliance with Software Spectrum has experienced a decrease in market share over the past several quarters, which has contributed to a reduction in our alliance and reimbursement revenues.  We expect this product line to experience continued pressure in the marketplace over the longer term.  In addition, we expect to receive lower margins on the resale of Sun software and maintenance, thereby decreasing future shared gross profit and reimbursement associated with our Software Spectrum alliance.  The previous two sentences are forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 25 below).

On June 30, 2005, Intraware and Software Spectrum signed an amendment to our June 2001 agreement extending the term until July 31, 2005, while the companies discuss the potential terms of any longer-term extension or replacement of that agreement.  It is possible that the agreement will expire on July 31, 2005, and that the parties will not extend it further or replace it with a new agreement. In that event, we would likely experience a substantial and immediate decrease in our revenues and cash flows unless and until we were able to fully implement a comparable relationship with another business partner or fully transition to becoming an authorized Sun software reseller ourselves (as we were before signing the June 2001 agreement with Software Spectrum).  It is also possible that Sun and/or Websense will choose to stop permitting Software Spectrum to resell their software. Any termination of the rights to resell Sun software either through a partner or directly, would likely cause a substantial and immediate decrease in our revenues and cash flows.

The decline in software product revenue for the three months ended May 31, 2005, was due to our transition out of the business of directly reselling third-party software products and related maintenance in June 2001.  We do not expect to recognize future revenues from our exited third-party resale business.  However, we may recognize future revenues from resales of software licenses and related services that are complementary to our SubscribeNet service and which we resell as part of a comprehensive ESDM business solution.  The previous sentences are forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 25 below).

Costs and Expenses

The following table sets forth the costs and expenses, changes in costs and expenses and percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the three months ended
	May 31, 2005			May 31, 2004
	Total	Change	% of Revenue	Total	% of Revenue

Total cost of revenues	$1,523	$528	54%	$995	35%
Gross margin	1,323	(529)	46%	1,852	65%
Operating expenses:
Sales and marketing	682	(70)	24%	752	26%
Product development	250	(153)	9%	403	14%
General and administrative	944	155	33%	789	28%
Total operating expenses	$1,876	$(68)	66%	$1,944	68%

Cost of Revenues

The increase in cost of revenues and decrease in margin percentage for the three months ended May 31, 2005, is primarily due to the $0.6 million increase in online services and technology cost of revenues.   Approximately $0.2 million of this increase was due to variable support costs for higher bandwidth utilization rates and incremental investments in our SubscribeNet service infrastructure.  In addition, since May 31, 2004, we have increased our internal efforts from our product development teams in cost of revenues activities by approximately $0.2 million.

Cost of revenues primarily consists of certain allocated costs related to our Internet connectivity, assets supporting cost of revenues, and customer support, as well as the costs associated with maintaining our team dedicated to helping Software Spectrum sell Sun and Websense software, for which we are reimbursed by Software Spectrum. Cost of revenues also consists of professional services personnel costs and the cost of third-party products and services sold.  When we were in the business of directly reselling third-party software products, we purchased those products at a discount from the third-parties’ established list prices according to standard reseller terms.  We expect total cost of revenues for the current fiscal year to be higher than our fiscal year 2005 amounts.  In addition, we expect our gross profit margin percentage for the current fiscal year to be significantly lower than those for our fiscal year 2005. Our quarterly cost of revenues may fluctuate based on multiple variables including but not limited to revenue mix fluctuations, levels of professional services activities, infrastructure costs, and variable external support utilization rates, and expect our margins to fluctuate accordingly. The previous sentences are forward-looking statements that are subject to risks and uncertainties. The actual mix of sales transactions and the timing of the transactions may cause our cost of revenues and gross profit margins to fluctuate materially from those anticipated (see “Risk Factors” beginning on page 25 below).

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, consulting, promotional materials, trade show expenses and certain allocated overhead costs.

The decrease in the dollar amount of our sales and marketing expenses for the three months ended May 31, 2005, is primarily due to a decrease of approximately $0.1 million in outside services related to marketing and advertising from our prior year.

We expect our sales and marketing expenditures in fiscal year 2006 to be consistent with those in fiscal year 2005. We plan to continue to market and sell our services, and may market and sell proprietary software licenses, directly to customers using our existing sales force and through resellers. We also plan to continue to develop alliances with other companies to sell our services to a broader customer base. The previous three sentences are forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 25 below).

Product Development Expenses

Product development expenses primarily consist of personnel, consulting, software and related maintenance, equipment depreciation expenses and allocated overhead costs.  Costs related to research, design and development of products and services have been charged to product development expense as incurred.

The decrease in our product development expenses for the three months ended May 31, 2005, compared to the three months ended May 31, 2004, is due primarily to a decrease in effort by our internal efforts on product development activities of approximately $0.2 million.  During the three months ended May 31, 2005, the engineering department increased their focus on cost of sales activities as noted above.

We anticipate continuing to invest in additional functionality for our SubscribeNet service and underlying proprietary software. However, we expect those investments to fluctuate over time, and expect our product development expenses to fluctuate accordingly. We expect total product development expenditures in fiscal year 2006 to be higher than fiscal year 2005. The previous sentences are forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” ” beginning on page 25 below ). We cannot give assurance that our product development efforts will result in new or improved products, features or functionality or that the market will accept the improvements to existing or new products, features or functionality developed.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for administrative and executive personnel, fees for professional services and certain overhead costs.

Our general and administrative expenses increase for the three months ended May 31, 2005, is primarily due to an increase in outside services for business consulting services of approximately $0.1 million.  In addition, during the three months ended May 31, 2004, we collected approximately $0.1 million related to previously written off accounts receivable.

We expect total expenditures in fiscal year 2006 to slightly increase from our fiscal year 2005 levels. The previous sentence is a forward-looking statement that is subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 25 below).

Interest Expense

For the three months ended May 31, 2005, interest expense was approximately $19,000, a decrease from $29,000 for the three months ended May 31, 2004.

Interest expense primarily relates to obligations under notes payable and our equipment advance.  The decrease in interest expense for the three months ended May 31, 2005, is primarily due to the reduction of the principal balance on our notes payable.

Interest and Other Income and Expenses, Net

For the three months ended May 31, 2005, interest and other income and expenses, net was approximately a $53,000 credit, an increase from a $16,000 credit for the three months ended May 31, 2004.

Interest and other income and expenses, net primarily relates to interest earned on our investment balances.  The increase in interest and other income and expenses, net for the three months ended May 31, 2005, is primarily the result increased returns on our cash balances from the prior year.

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

Liquidity and Capital Resources

The following table presents our liquidity position at May 31, 2005 and 2004 (in thousands):

	For the three months ended
	May 31, 2005	May 31, 2004

Cash and cash equivalents	$8,804	$10,855
Working capital	$6,865	$8,345
Net cash used in operating activities	$(423)	$(877)
Net cash provided by (used in) financing activities	$(126)	$15
Net cash used in investing activities	$(110)	$(87)

Our net cash used in operating activities was $0.4 million for the three months ended May 31, 2005, down from $0.9 million net cash used in operations in the three months ended May 31, 2004. This decrease was primarily due to approximately $0.2 million in incremental payments in the prior year for insurance policies.  These insurance policies were financed during the three months ended May 31, 2005.  In addition, we decreased cash outlays for marketing efforts from outside services by approximately $0.2 million during the three months ended May 31, 2005.  During the three months ended May 31, 2004, we also made a one time payment of approximately $0.1 million to Zomax Incorporated for their prepayment of future services in October 2003. Our overall net cash used in operating activities primarily resulted from our net loss for the year and the timing of our payments to vendors and receipts from customers. The majority of our operating costs continue to relate to employee payroll and related expenditures.  The net cash used in operating activities for the three months ended May 31, 2005, came from our existing cash and cash equivalents, and from our previous issuances of common stock in connection with warrant exercises, our employee stock purchase plan and our employee stock option plans.  Our ability to improve our uses of cash and generate positive cash flows in future periods will largely depend on our ability to increase the number of customers of our SubscribeNet service while increasing existing subscriptions through strong contract renewals. The previous sentence is a forward-looking statement that is subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 25 below). It is also important for us to increase our current level of sales, and continue to control our operational and customer support costs in future periods.

Our net cash used in financing activities was approximately $0.1 million for the three months ended May 31, 2005.  This primarily came from principal payments on our notes payable of approximately $0.3 million.  These payments were partially offset by additional borrowings under our equipment advance agreement (see below) of $0.1 million and from the issuance of approximately 0.1 million shares of common stock in connection with our stock option and employee stock purchase plan for approximately $0.1 million.

As of May 31, 2005, we have an agreement with Silicon Valley Bank under which we have a note payable and an equipment advance outstanding.  The note payable and the equipment advance bear an annual interest rate of the greater of 1% in excess of the bank’s prime rate (6.00% at May 31, 2005) or 5.25% and 5.50% respectively, and are payable in fixed monthly installments through September 2005 and 2006, respectively.  At May 31, 2005, the interest rate for the note payable and the equipment advance was 7.00%.

In addition, in August 2004, we entered into a second equipment advance agreement that allows us to draw for equipment purchases through August 1, 2005, up to $500,000.   The second equipment advance agreement carries the same interest rate that applies to the equipment advance referenced above.  See the table titled “Payments due by period” below for details regarding repayment of the above debt obligations.  At May 31, 2005, approximately $79,000 of the second equipment advance remains available to be drawn upon.

Under the agreement for the note payable and equipment advances, all borrowings are collateralized by a senior security interest in substantially all of our assets. The agreements also require us to comply with financial covenants, with which we were in compliance as of May 31, 2005. The agreements further restrict us from incurring or assuming additional indebtedness outside of the note payable and equipment advances, excluding trade payables and certain other liabilities incurred in the ordinary course of business.

Our net cash used in investing activities during the three months ended May 31, 2005, was $0.1 million. This amount was comprised of our purchases of fixed assets. We paid for these equipment purchases from our cash and cash equivalents, but later drew down approximately $0.1 million under the above-mentioned second equipment advance agreement to finance these purchases. We used these fixed asset purchases primarily to upgrade and expand our SubscribeNet infrastructure and corporate information systems. We expect to continue to use and renew our equipment advance agreement to finance additional fixed asset purchases at levels that approximate or are slightly higher than our prior year levels. The previous sentence is a forward-looking statement that is subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 25 below).

We believe our existing cash and cash equivalents, together with any cash generated from future operations, will be sufficient to fund our operating activities, capital expenditures and financing arrangements for the foreseeable future. However, if our SubscribeNet business fails to grow significantly or declines from its current level, we could be forced to seek additional capital. The previous sentence is a forward-looking statement that is subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 25 below).

At May 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

The following table summarizes our debt and lease obligations at May 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). This table provides information through our year ending February 28, 2010, as we do not have any debt or lease obligations beyond that point.

	Payments due by period
			Less than
	Total		1 Year	1-3 year (a)	3-5 year (b)
Long-term debt	$1,033	(c)	$588	$445	$-
Operating leases	2,507		440	1,767	300
	$3,540		$1,028	$2,212	$300

(a)   Includes payments from March 1, 2006 through February 28, 2009.

(b)   Includes payments from March 1, 2009 through February 28, 2010.

(c)   This amount includes approximately $55,000 in interest.

As of May 31, 2005, our Series A redeemable convertible preferred stock entitled its holders to a liquidation preference of $1.0 million in the event of Intraware’s liquidation.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require us to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which we currently use for our footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a specific valuation methodology. In April 2005, the Securities and Exchange Commission (“SEC”) issued a release which amends the compliance dates for SFAS No. 123R.  Accordingly, we will be required to adopt the new accounting provisions beginning in the first quarter of our fiscal year ending February 28, 2007.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We expect the adoption of SFAS No. 123R and SAB 107 will have a material adverse impact on our results of operations and loss per share. We are currently in the process of evaluating the extent of such impact.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections".  SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements".  SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

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

Under our June 2001 agreement with Software Spectrum, we provide Sales and Marketing Services to Software Spectrum to assist in its resale and marketing of Sun and Websense software licenses and maintenance.  Software Spectrum shares with us a portion of its gross profit from resales of Sun and Websense software licenses and maintenance, and reimburses us for a substantial portion of our cost of maintaining a team dedicated to sales and marketing of that software and maintenance.  This contract accounted for substantially all of our Alliance and reimbursement revenues, a significant portion of our Online services and technology revenues, and more than 10% of our total revenues in our 2005 fiscal year.  While this agreement covers resales of Sun and Websense software and maintenance, most of the sales under the agreement are of Sun software and maintenance.  In recent years, sales and market share of those Sun software product lines have generally declined.  If this trend continues, revenues to us under this contract are likely to decrease over the long term.  In addition, we expect Sun to decrease the amount of gross profit it allows Software Spectrum to retain from customer renewals of Sun software maintenance, which would in turn reduce the amount of gross profit we would receive from such maintenance renewals.  Currently most of our Alliance and reimbursement revenues and a portion of our Online services and technology revenues are derived from Sun maintenance renewals. On June 30, 2005, Intraware and Software Spectrum signed an amendment to the June 2001 agreement extending the term until July 31, 2005, while the companies discuss the potential terms of any longer-term extension or replacement of that agreement.  It is possible that the agreement will expire on July 31, 2005, and that the parties will not extend it further or replace it with a new agreement. In that event, we would likely experience a substantial and immediate decrease in our revenues and cash flows unless and until we were able to fully implement a comparable relationship with another business partner or fully transition to becoming an authorized Sun software reseller ourselves (as we were before signing the June 2001 agreement with Software Spectrum).  It is also possible that Sun and/or Websense will choose to stop permitting Software Spectrum to resell their software. Any termination of the rights to resell Sun software either through a partner or directly, would likely cause a substantial and immediate decrease in our revenues and cash flows.

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

If the bid price of our stock does not close at or above $1.00 for 10 consecutive business days before August 22, 2005, or before February 22, 2006, if our compliance period is extended, our stock may be delisted from the Nasdaq SmallCap Market.

On February 23, 2005, we received a letter from The Nasdaq Stock Market indicating that, for 30 consecutive business days, the bid price of our stock had closed below the minimum $1.00 per share requirement for continued  listing on the Nasdaq SmallCap Market and that, in accordance with NASD rules, we had 180 calendar days to regain compliance. The letter also stated that if, at any time before August 22, 2005, the bid price of our stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Intraware should regain compliance with the listing requirements. As of July 6, 2005, the closing price of our common stock was $0.36.  If we do not regain compliance by August 22, 2005, we may be granted an additional 180-day period (until February 22, 2006) to regain compliance if we meet The Nasdaq SmallCap Market initial listing criteria other than the minimum bid price requirement. If we do not regain compliance within the allotted compliance period (including any extensions that may be granted by Nasdaq), Nasdaq staff will notify us that our stock will be delisted from The Nasdaq SmallCap Market. At that time, we would be entitled to appeal the staff’s determination to a Nasdaq Listing Qualifications Panel. If our stock were delisted, it would become harder to buy and sell. Further, our stock could then potentially be subject to what are known as the “penny stock” rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our stock might decline. As a result, it could become more difficult for our shareholders to sell their shares of our stock.

We plan to seek the approval of our shareholders, at our annual meeting of shareholders on September 8, 2005, of a proposal to authorize our Board of Directors, in its discretion, to implement a one-for-ten reverse split of our common stock on or before February 28, 2006.  There is no guarantee that our shareholders will approve the proposal or, if the proposal is approved and the reverse stock split is implemented, that the reverse stock split will enable us to maintain a minimum bid price of $1.00.  This shareholder proposal and some of the related risks are described in our preliminary Proxy Statement that we filed with the SEC on July 1, 2005.

The market for our SubscribeNet hosted electronic software delivery and management service is immature and volatile and the market for our planned Digital Fastball hosted digital delivery service is virtually untested.  If the market for either service does not develop or develops more slowly than we expect, our business will be harmed.

The market for hosted digital delivery services, including both our SubscribeNet and planned Digital Fastball services, is relatively new and unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of companies, large and small, to increase their use of hosted digital delivery services. If companies do not increase their use of hosted digital delivery services, our operating results will be hurt.  In addition, in this unproven market, we have limited insight into trends that may develop and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

We market our SubscribeNet service principally to software companies.  However, many software companies have invested substantial personnel and financial resources to develop their own digital delivery systems and therefore may be reluctant or unwilling to migrate to a remotely hosted service. In addition, some software companies have adopted automatic update, or “phone home,” technology for delivering software updates, whereby an end-user’s computer automatically contacts the software company’s server to check whether updates are available and, if so, downloads and installs those updates. This method for delivering software updates could be viewed by our potential and existing customers as an alternative to our digital delivery technology, and therefore any increased adoption of this automatic update technology could hurt our business and results of operations.

We plan to market our Digital Fastball service principally to small and medium-sized companies that need to send large digital files as part of their businesses.  However, many systems are already available for sharing files over the Internet, in some cases at little or no cost.  In addition, some such systems have been the targets of widely publicized litigation by copyright holders, which may make some companies reluctant to use Internet-based digital delivery services such as Digital Fastball.

Further, some companies may be reluctant to use either our SubscribeNet or our planned Digital Fastball hosted digital delivery services because they are concerned about the security capabilities of these services.

We have a history of losses and negative cash flow, and we have yet to achieve sustained profitability or positive cash flow.

We have incurred significant losses since we were formed in 1996, and have yet to achieve sustained profitability or positive cash flow.  As of May 31, 2005, we had an accumulated deficit of approximately $157 million.  Also, with the exception of our quarter ended November 30, 2002, we have not achieved positive cash flow from operations since our formation in 1996.  Our operating history makes it difficult to evaluate whether or when we will be able to achieve sustained profitability or positive cash flow in the future.

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

•                  Deferral of SubscribeNet revenue recognition due to delays by customers in implementing the SubscribeNet service, due to new sales involving extensive implementations, or due to contract modifications adding significant future deliverables;

•                  Lengthening of the sales cycle for our SubscribeNet service due to macroeconomic or other factors;

•                  Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our consolidated financial statements or unaudited interim consolidated financial statements; and

•                  Changes in accounting rules, such as recording expenses for employee stock option grants.

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

In December 2004, FASB adopted Statement 123 (Revised 2004), “Share-Based Payment,” which will require us to measure compensation costs for all stock based compensation (including stock options and our employee stock purchase plan) at fair value and take a compensation charge equal to that value.  The SEC has amended the deadline to adopt SFAS No. 123R.  As a result, we will be required to adopt the provisions of SFAS No. 123R during the first quarter of our fiscal year ending February 28, 2007.  Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future.  This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Recent legislation, especially the Sarbanes Oxley Act of 2002, requires that we evaluate our internal controls, and while we believe that we currently have adequate internal control procedures in place, this exercise has no precedent available by which to measure the adequacy of our compliance, and in addition it may cause our operating expenses to increase.

The Sarbanes-Oxley Act of 2002, the California Disclosure Act and newly proposed or enacted rules and regulations of the SEC and the National Association of Securities Dealers impose new duties on us and our executives, directors, attorneys and independent registered public accounting firms.  In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we are evaluating our internal controls systems to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over our financial reporting.  We are performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act.  As a result, we are incurring additional expenses and diversion of management’s time and we may be required to hire additional personnel as well as to use additional outside legal, accounting and advisory services.  Any of these developments could materially increase our operating expenses and accordingly reduce our net income or increase our net losses.  While we anticipate being able to fully implement the requirements relating to internal controls over our financial reporting and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy.  If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq Stock Market and our reputation may be harmed.  Any such action could adversely affect our financial results and the market price of our common stock.

Moreover, our management, including our CEO and CFO, does not expect that our disclosure controls or our internal controls over our financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls or procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At May 31, 2005, we had cash and cash equivalents of $8.8 million. We have not used derivative financial instruments in our investment portfolio during fiscal 2005 or the three months ended May 31, 2005. We place our investments with high quality issuers, by policy, in an effort to limit the amount of credit exposure to any one issue or issuer.

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents portfolio, note payable and lines of credit. We have not used derivative financial instruments. The effect of changes in interest rates of +/-10% over a six-month horizon would not have a material effect on the fair value of the portfolio or our debt. Declines in interest rates will, over time, cause a decrease in our interest income from our portfolio.  Increases in interest rates will increase the interest we pay on our credit facilities.

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

Lawsuits containing similar allegations have been filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000.  All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York.  On July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which Intraware and its three named current and former officers and directors are a part, on common pleadings issues.  On or about October 9, 2002, the Court entered and ordered a Stipulation of Dismissal, which dismissed the three named current and former officers and directors from the litigation without prejudice.  On February 19, 2003, the Court entered an order denying in part the issuer-defendants’ omnibus motion to dismiss, including those portions of the motion to dismiss relating to Intraware.

In June 2004, a stipulation of settlement for the claims against the issuer-defendants, including us, was submitted to the Court.  The underwriter-defendants in the In re Initial Public Offering Securities Litigation (collectively, the “underwriter-defendants”), including the underwriters of our initial public offering, are not parties to the stipulation of settlement.

The settlement provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants.  The amount our insurers would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties.  If the plaintiffs recover at least $1 billion from the underwriter-defendants, our insurers would have no liability for settlement payments under the terms of the settlement.  If the plaintiffs recover less than $1 billion, we believe our insurance will likely cover our share of any payments towards satisfying plaintiffs’ $1 billion recovery deficit.  Management estimates that its range of loss relative to this matter is zero to $3.5 million.  Presently there is no more likely point estimate of loss within this range.  As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of May 31, 2005, we have not accrued a liability for this matter.

On February 15, 2005, the court granted preliminary approval of the settlement, conditioned upon the parties’ modification of a proposed ban order with respect to potential contribution claims.  There is no guarantee the settlement will become final as it is subject to a number of conditions, including the final approval of the court.

Leon Segen v. ComVest Venture Partners. LP. et al.

In July 2004, a complaint was filed in the United States District Court for the District of Delaware, Civ. No. 04-822, against ComVest Venture Partners, LP; ComVest Management, LLC; Commonwealth Associates Management Company, Inc.; Commonwealth Associates, LP; RMC Capital, LLC; Michael S. Falk; Robert Priddy; Travis L. Provow; Keith Rosenbloom; and Intraware.  The complaint describes Intraware as a nominal defendant.  The complaint alleges that, between August 2001 and January 2002, all of the defendants other than Intraware were members of a group, and therefore should be treated as a single “person,” for purposes of Sections 13(d)(3) and 16(b) of the Securities Exchange Act of 1934 (the “1934 Act”).  The complaint further alleges that ComVest Venture Partners, LP and Mr. Priddy, while they and the other alleged group members collectively owned more man 10% of a class of our equity securities, bought and sold our equity securities within a 6-month period and failed to disgorge to us the profits allegedly realized in those trades, thereby violating Section 16(b) of the 1934 Act.  Mr. Falk was a member of our Board of Directors from April 2001 to May 2002 and Mr. Provow was a member of our Board of Directors from October 2001 to May 2002.  The complaint demands that ComVest Venture Partners, LP and Mr. Priddy pay over to Intraware the profits they allegedly realized and retained in violation of Section 16(b) of the 1934 Act, together with interest and legal costs.  According to the complaint, the amount of those alleged profits is unknown to the plaintiff, however, the information alleged in the complaint suggests that amount may be approximately $1.3 million.  The complaint does not seek damages against us.  After the complaint was filed, the plaintiff and Intraware signed a stipulation acknowledging that Intraware takes no position with respect to the claims in the action, and providing that Intraware accepts service of the complaint, that Intraware is not required to file an answer or other response to the complaint, and that Intraware will otherwise have the rights and responsibilities of a party to the action.  In June 2005, the court denied motions filed by the defendants other than Intraware to dismiss the plaintiff’s claims.  A trial in this case is currently scheduled to begin in July 2006.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Intraware, Inc.
3.2	(1)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
3.3	(2)	Amended and Restated Bylaws of Intraware, Inc.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act — Peter H. Jackson
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act — Wendy A. Nieto
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(1)          Incorporated by reference to Intraware’s Current Report on Form 8-K dated April 2, 2001 (File No. 000-25249) and filed with the SEC on April 13, 2001.

(2)          Incorporated by reference to Intraware’s Current Report on Form 8-K dated June 13, 2005 (File No. 000-25249) and filed with the SEC on June 17, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRAWARE, INC.

Date: July 7, 2005	By:	/s/ WENDY A. NIETO
Wendy A. Nieto
Chief Financial Officer and Executive Vice President