Form 10-Q
period 2005-08-31
INTRAWARE INC
filed 2005-10-05
CIK 1025134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-2 of the Exchange Act).  Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of September 30, 2005 there were 6,069,011 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INTRAWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	August 31, 2005	February 28, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9,031	$9,463
Accounts receivable, net	930	1,765
Costs of deferred revenue	418	404
Other current assets	310	321
Total current assets	10,689	11,953
Cost of deferred revenue, less current portion	68	70
Property and equipment, net	666	863
Other assets	113	80
Total assets	$11,536	$12,966
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$510	$823
Accounts payable	484	464
Accrued expenses	894	967
Deferred revenue	2,262	2,450
Related party deferred revenue	—	2
Total current liabilities	4,150	4,706
Deferred revenue, less current portion	32	164
Notes payable, less current portion	247	342
Total liabilities	4,429	5,212
Contingencies (Note 4)
Redeemable convertible preferred stock; $0.0001 par value; 10,000 shares authorized:
Series A; 552 at August 31 and February 28, 2005 (aggregate liquidation preference of $1,000 at August 31 and February 28, 2005)	897	897
Total redeemable convertible preferred stock	897	897
Stockholders’ equity:
Common stock; $0.0001 par value; 250,000 shares authorized; 6,069 and 6,045 shares issued and outstanding at August 31 and February 28, 2005, respectively	1	1
Additional paid-in-capital	163,238	163,173
Shareholder receivable	(1)	—
Accumulated deficit	(157,028)	(156,317)
Total stockholders’ equity	6,210	6,857
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$11,536	$12,966

See notes to unaudited interim consolidated financial statements.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the three months ended		For the six months ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004

Revenues:
Online services and technology	$2,464	$1,900	$4,804	$3,595
Alliance and reimbursement	602	690	1,105	1,266
Related party online services and technology	1	4	4	538
Software product sales	—	—	—	42
Total revenues	3,067	2,594	5,913	5,441
Cost of revenues:
Online services and technology	1,055	699	2,177	1,266
Alliance and reimbursement	417	421	818	812
Software product sales	—	—	—	37
Total cost of revenues	1,472	1,120	2,995	2,115
Gross profit	1,595	1,474	2,918	3,326
Operating expenses:
Sales and marketing	595	822	1,277	1,574
Product development	335	409	585	812
General and administrative	902	902	1,846	1,691
Total operating expenses	1,832	2,133	3,708	4,077
Loss from operations	(237)	(659)	(790)	(751)
Interest expense	(16)	(26)	(35)	(55)
Interest and other income and expenses, net	61	26	114	42
Net loss	$(192)	$(659)	$(711)	$(764)
Basic and diluted net loss per share	$(0.03)	$(0.11)	$(0.12)	$(0.13)
Weighted average shares - basic and diluted	6,058	6,012	6,055	5,987

See notes to unaudited interim consolidated financial statements.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the six months ended
	August 31, 2005	August 31, 2004
Cash flows from operating activities:
Net loss	$(711)	$(764)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	299	295
Provision for (recovery of) doubtful accounts	(5)	3
Gain on sale of fixed assets	—	(2)
Amortization of discount on note payable	3	13
Changes in assets and liabilities:
Accounts receivable	840	249
Costs of deferred revenue	(12)	(112)
Other assets	(22)	(70)
Accounts payable	108	(185)
Accrued expenses	(73)	(125)
Deferred revenue	(320)	19
Related party deferred revenue	(2)	(638)
Net provided by (cash used) in operating activities	105	(1,317)
Cash flows from investing activities:
Purchases of property and equipment	(190)	(153)
Proceeds from sale of fixed assets	—	2
Net cash used in investment activities	(190)	(151)
Cash flows from financing activities:
Principal payments on notes payable	(587)	(496)
Proceeds from notes payable	176	109
Proceeds from common stock and warrants	64	995
Net cash provided by (used in) financing activities	(347)	608
Net decrease in cash and cash equivalents	(432)	(860)
Cash and cash equivalents at beginning of the period	9,463	11,804
Cash and cash equivalents at end of the period	$9,031	$10,944

Supplemental disclosure of cash flow information:
Cash paid for interest	$32	$43
Supplemental non-cash activity:
Purchases of property and equipment in accounts payable	$3	$142

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

We have incurred losses and negative cash flow from operations during each fiscal year since inception. Although our net loss for the three and six months ended August 31, 2005 improved from the respective prior year periods and we recorded cash provided by operations for the six months ended August 31, 2005, we expect to report an overall cash usage for the full fiscal year and our cash balances could decline further.  We believe that the effects of our past capital financings, of our past and current strategic actions to improve revenue, and of our ongoing cost controls, will be adequate to generate the cash resources we will need to fund our future operations.  If we fail to generate sufficient revenues or fail to adequately control spending, we may be unable to achieve key business objectives.

Certain prior year amounts have been reclassified to conform to the current period presentation. The reclassifications did not change previously reported net loss, stockholders’ equity or cash flow.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

Online services and technology revenue results primarily from four types of arrangements.  First, it results from sales of our SubscribeNet digital delivery service to software vendors and other companies that distribute software as part of their business.  Second, it results from professional services that we provide to customize our SubscribeNet service for customers, to convert data for customers, and to integrate our proprietary software.  Third, it results from our resale of third-party services or software licenses complementary to our SubscribeNet service. Fourth, it results from the sale of our proprietary software licenses and related maintenance to companies using those products internally or using those products to provide web-based services to their customers. As a result of the sale of our Asset Management software business in May 2002, we are not currently deriving revenue from licenses, maintenance or integration services for our proprietary software; however, we may recognize such revenues in the future if opportunities arise to sell licenses for our proprietary software underlying our SubscribeNet service and related maintenance. We sell our SubscribeNet service, and will sell proprietary software licenses if opportunities present themselves, primarily through our direct sales force and authorized resellers.

Alliance and reimbursement revenue primarily relates to our alliance agreement with Software Spectrum for sales and marketing services. This revenue consists of a percentage of the gross profit derived from Software Spectrum’s sales of the third-party software and maintenance for which we provide sales and marketing services, and, prior to August 1, 2005, reimbursement for the costs of maintaining a sales team dedicated to providing sales and marketing services to Software Spectrum for that third-party software and maintenance. This revenue is recognized as we provide the services to Software Spectrum.  On August 1, 2005, we signed a new agreement with Software Spectrum that extends for two years our current arrangement, with some changes.  Under the new agreement, Software Spectrum no longer reimburses us for our direct costs in maintaining a team dedicated to sales of Sun software licenses and maintenance.  Software Spectrum continues to pay us a percentage of the gross profit derived from its sales of Sun software licenses and maintenance; this percentage has increased in the new agreement.  Also, under the new agreement gross profit is no longer impacted by charges related to Software Spectrum’s commission and back-office costs.  However, these benefits to us under the new agreement are unlikely to fully offset the elimination of Spectrum’s reimbursement of our direct costs.

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

We also sell additional professional services related to SubscribeNet agreements.  Generally, these services do not provide stand-alone value to a customer, and accordingly, we defer recognition of that revenue until the go-live date for the professional services, similar to the manner in which we treat SubscribeNet service revenues as discussed above.  Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the completion of the professional services. Estimated customer life requires that we periodically estimate the projected life of our existing customers, based on historical information, such as customer renewal rates.  A 10% increase in our estimated customer life during the three and six months ended August 31, 2005, would have caused a net increase in our net loss of $4,000 and $7,000, respectively.

Online services and technology revenues related to our resale of third-party services or software licenses complimentary to our SubscribeNet service are generally recognized as the service or license is provided.  If the service or license resold involves customization essential to the functionality of the underlying SubscribeNet service, the fees charged for the customization are recognized as revenue in the same manner in which we treat the professional services discussed above. Revenue related to these resold services or licenses are recognized as revenue based on the fee charged to the customer as we bear the credit risk for resold services or licenses, have the latitude to establish pricing at our discretion, and are primarily responsible for acceptability of the services or licenses delivered.  In addition, costs paid to the third-party providers are recorded as cost of revenues and recognized in the same manner as the related revenue.

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

Costs of deferred revenue

We capitalize direct costs of revenues related to significant SubscribeNet service implementations and established professional services contracts associated with our SubscribeNet services. Direct costs include compensation and payroll-related fringe benefits directly related to the time spent on significant implementation and professional services activities. These costs are recognized over the longer of the remaining estimated customer life or the remaining contract term (see “Revenue Recognition” above). Costs associated with professional services involving significant new functionality for the SubscribeNet service that are partially or fully funded by customers but do not qualify as funded research and development activities are expensed as cost of revenues as incurred until a working model is delivered to the customer. Once a working model has been delivered, all additional direct costs are capitalized in the same manner discussed above. Any change in our revenue recognition estimates could result in corresponding changes to our recognition of costs of deferred revenues. At August 31, 2005, we had approximately $0.5 million in capitalized costs relating to deferred revenues. We expense customer acquisition costs, including sales commissions, as incurred.

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

	For the three months ended		For the six months ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Net loss	$(192)	$(659)	$(711)	$(764)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(608)	(821)	(1,196)	(1,619)
Pro forma	$(800)	$(1,480)	$(1,907)	$(2,383)
Net loss per share — basic and diluted
As reported	$(0.03)	$(0.11)	$(0.12)	$(0.13)
Pro forma	$(0.13)	$(0.25)	$(0.31)	$(0.40)

We calculated the fair value of each option grant on the date of grant, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	For the three months ended		For the six months ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Risk-free interest rates	3.69 - 4.17%	2.00 - 3.93%	3.69 - 4.17%	2.00-3.93%
Expected lives (in years)	3-4	4	3-4	4
Dividend yield	0%	0%	0%	0%
Expected volatility	67 - 86%	115%	67 - 86%	115%

We calculated the fair value of the stock issued under the employee stock purchase plan using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	For the three and six months ended
	August 31, 2005	August 31, 2004
Risk-free interest rates	3.12%	1.12%
Expected lives (in months)	6	6
Dividend yield	0%	0%
Expected volatility	52%	79%

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

The following table sets forth the computation of basic and diluted net loss per share as well as securities not included in the diluted net loss per share calculation because to do so would be antidilutive (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Numerator:
Net loss	$(192)	$(659)	$(711)	$(764)
Denominator:
Weighted average shares	6,058	6,012	6,055	5,987
Basic and diluted net loss per share	$(0.03)	$(0.11)	$(0.12)	$(0.13)
Antidilutive securities not included in the computation of net loss per share:
Redeemable convertible preferred stock	55	55	55	55
Warrants to purchase common stock	159	187	159	187
Employee stock options	1,221	1,124	1,221	1,124
	1,435	1,366	1,435	1,366

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

NOTE 3. CHANGES IN STOCKHOLDERS’ EQUITY

During the six months ended August 31, 2005, our stockholders’ equity changed as follows (in thousands):

	Common Stock		Additional Paid-In	Shareholder	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Receivable	Deficit	Equity	Loss
Balance at February 28, 2005	6,045	$1	$163,173	$—	$(156,317)	$6,857
Exercise of stock options	11	—	7	(1)	—	6
Issuance of common stock for employee stock purchase program	13	—	58	—	—	58
Net loss	—	—	—	—	(711)	(711)	$(711)
Other comprehensive loss							—
Comprehensive loss							$(711)
Balance at August 31, 2005	6,069	$1	$163,238	$(1)	$(157,028)	$6,210

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

The settlement provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants.  The amount our insurers would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties.  If the plaintiffs recover at least $1 billion from the underwriter-defendants, our insurers would have no liability for settlement payments under the terms of the settlement.  If the plaintiffs recover less than $1 billion, we believe our insurance will likely cover our share of any payments towards satisfying plaintiffs’ $1 billion recovery deficit.  Management estimates that its range of loss relative to this matter is zero to $3.5 million.  Presently there is no more likely point estimate of loss within this range.  As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of August 31, 2005, we have not accrued a liability for this matter.

On August 31, 2005, the court granted preliminary approval of the settlement.  A fairness hearing for the settlement is scheduled for April 2006.  There is no guarantee the settlement will become final as it is subject to a number of conditions, including the final approval of the court.

Leon Segen v. ComVest Venture Partners. LP. et al.

In July 2004, a complaint was filed in the United States District Court for the District of Delaware, Civ. No. 04-822, against ComVest Venture Partners, LP; ComVest Management, LLC; Commonwealth Associates Management Company, Inc.; Commonwealth Associates, LP; RMC Capital, LLC; Michael S. Falk; Robert Priddy; Travis L. Provow; Keith Rosenbloom; and Intraware.  The complaint describes Intraware as a nominal defendant.  The complaint alleges that, between August 2001 and January 2002, all of the defendants other than Intraware were members of a group, and therefore should be treated as a single “person,” for purposes of Sections 13(d)(3) and 16(b) of the Securities Exchange Act of 1934 (the “1934 Act”).  The complaint further alleges that ComVest Venture Partners, LP and Mr. Priddy, while they and the other alleged group members collectively owned more man 10% of a class of our equity securities, bought and sold our equity securities within a 6-month period and failed to disgorge to us the profits allegedly realized in those trades, thereby violating Section 16(b) of the 1934 Act.  Mr. Falk was a member of our Board of Directors from April 2001 to May 2002 and Mr. Provow was a member of our Board of Directors from October 2001 to May 2002.  The complaint demands that ComVest Venture Partners, LP and Mr. Priddy pay over to Intraware the profits they allegedly realized and retained in violation of Section 16(b) of the 1934 Act, together with interest and legal costs.  According to the complaint, the amount of those alleged profits is unknown to the plaintiff, however, the information alleged in the complaint suggests that amount may be approximately $1.3 million.  The complaint does not seek damages against us.  After the complaint was filed, the plaintiff and Intraware signed a stipulation acknowledging that Intraware takes no position with respect to the claims in the action, and providing that Intraware accepts service of the complaint, that Intraware is not required to file an answer or other response to the complaint, and that Intraware will otherwise have the rights and responsibilities of a party to the action.  In June 2005, the court denied motions filed by the defendants other than Intraware to dismiss the plaintiff’s claims.  The parties, including Intraware, are currently engaged in discovery.  A trial in this case is currently scheduled to begin in July 2006.

We are also subject to legal proceedings, claims and litigation arising in the ordinary course of business.  We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

NOTE 5.  NOTES PAYABLE

In August 2003, we issued a note payable to Silicon Valley Bank for proceeds of approximately $2.0 million.  The note bears an annual interest rate of the greater of 1.00% in excess of the bank’s prime rate (6.50% at August 31, 2005) or 5.25%.  The interest rate on the note payable at August 31, 2005, was 7.50%.  The note is payable in fixed monthly principal installments plus interest through September 2005.  In connection with the note payable, we issued a warrant to purchase 4,173 shares of our common stock at an exercise price of $11.90 per share.  The warrant was immediately exercisable and expires in August 2010.  We estimated the allocated fair value of such warrant at approximately $46,000, using the Black-Scholes valuation model with the following assumptions: expected volatility of 136%, risk-free interest rate of 4.01%, expected life of seven years and no dividends.  The value of the warrant was recorded as a debt discount and was amortized as interest expense using the effective interest method over the life of the note payable.  For the three months ended August 31, 2005, interest expense related to such warrant amounted to approximately $1,000.  The debt discount related to the warrant was fully amortized as of August 31, 2005.  As of August 31, 2005, the warrant had not been exercised.

In August 2003, we also entered into an equipment advance agreement with Silicon Valley Bank. The equipment advance agreement bears an annual interest at the greater of the bank’s prime rate plus 1.00% or 5.50%.  The agreement provided for borrowings of up to $500,000 through August 2004 and was limited to equipment purchases.  As of August 31, 2005, we had borrowed approximately $363,000 under this agreement and the interest rate at that date was 7.50%.  Monthly payments of interest only were payable through August 1, 2004, after which fixed monthly principal installments plus interest will be made through August 2006.

In September 2004, we entered into a second equipment advance agreement with Silicon Valley Bank.  This new equipment advance agreement bears an annual interest at the greater of 5.50% or the bank’s prime rate plus 1.00%.

This second equipment advance allowed us to borrow up to $500,000 through August 1, 2005, solely to finance equipment purchases. As of August 31, 2005, we had borrowed approximately $493,000 under this agreement and the interest rate at that date was 7.50%.  Monthly payments of interest only were payable through August 2005, after which fixed monthly principal installments plus interest will be made through August 2007.

All of this debt is collateralized by a senior security interest in substantially all of our assets.  We are also required to maintain compliance with certain financial covenants, with all of which we were in compliance at August 31, 2005.

Scheduled maturities of debt at August 31, 2005, are as follows (in thousands):

Years ending:
February 28, 2006	$297
February 28, 2007	337
February 29, 2008	123
$757

NOTE 6. ALLIANCES

Provision of Sales and Marketing Services to Software Spectrum for Resale of Third-Party Software

Prior to June 2001, we resold Sun Microsystems, Inc. Internet-related application software (marketed under the brands “Sun/Netscape Alliance” and “iPlanet”) and related maintenance services to end-users in North America under an agreement between us and Sun.  In June 2001, we signed an agreement with Software Spectrum under which we transferred to Software Spectrum our Sun software resale business, including our agreement with Sun for resale of Sun software and maintenance services.  Software Spectrum assumed primary responsibility for resale of Sun software and related maintenance under its agreement with Sun (which has since been replaced by an agreement between Software Spectrum and Sun’s distributor).  Under the June 2001 agreement, we continued to assist Software Spectrum in its sales and marketing of the Sun software marketed under the brands “Sun ONE” and “Java Enterprise System,” as well as related maintenance, and also provided our SubscribeNet service to Software Spectrum to enable it to deliver that Sun software to its customers electronically. As part of this arrangement, Software Spectrum paid us a percentage of the gross profit derived from its sales of Sun software licenses and maintenance services, and reimbursed us for our cost in maintaining a team dedicated to sales of Sun software licenses and maintenance (included in the Alliance and reimbursement revenue line item on our consolidated statements of operations).  The June 2001 agreement with Software Spectrum was part of our transition out of the business of generally reselling third-party software. At the time we announced this agreement, we also ceased reselling all third-party software except for a limited number of products that were complementary to our SubscribeNet service.

In December 2003 and August 2004, we amended our June 2001 agreement with Software Spectrum to add Websense software to the set of products that Software Spectrum and Intraware jointly resold under that agreement. Under these arrangements, Software Spectrum paid us a percentage of the gross profit derived from our joint sales of Websense software licenses and maintenance services (included in the Alliance and reimbursement revenue line item on our consolidated statements of operations).

This contract accounted for more than 10% of our total revenues in our 2005 fiscal year and during the three and six months ended August 31, 2005.

On August 1, 2005, we signed a new agreement with Software Spectrum that extends our sales and marketing services arrangement for two years, subject to some changes.  Under the August 2005 agreement, we continue to provide outsourced sales services and our SubscribeNet digital delivery service to Software Spectrum for Sun Java System and Sun ONE software.  Software Spectrum continues to pay us a percentage of the gross profit derived from its sales of Sun software licenses and maintenance.  However, under the new agreement Software Spectrum no longer reimburses us for our direct costs in maintaining a team dedicated to sales of Sun software licenses and maintenance.  Though the percentage of gross profit that Software Spectrum pays us has increased in the new agreement, and gross profit is no longer impacted by charges related to Software Spectrum’s commission and back-office costs, these benefits to Intraware under the new agreement are unlikely to fully offset the elimination of Spectrum’s reimbursement of our direct costs.  Also, the notice period for termination by either party without cause was changed from 90 days in the June 2001 agreement to 60 days in the August 2005 agreement.

Overall, we expect to receive lower margins on the resale of Sun software and maintenance, thereby decreasing the revenue attributed to future shared gross profit and SubscribeNet fees associated with our Software Spectrum alliance.

NOTE 7. SUBSEQUENT EVENT

Reverse Stock Split

At the close of business on September 26, 2005, we effected a one-for-ten reverse stock split of our common stock.  All share and per share information included in these unaudited condensed consolidated financial statements has been retroactively adjusted to reflect the reverse stock split.  Shares authorized and par value were not adjusted as they were not affected by the reverse stock split.

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

INTRAWARE OVERVIEW

Our goal is to become the de facto standard among digital delivery solution providers. We are pursuing a four-pronged strategy to achieve this goal. First, we are working to become a profitable, cash-generating company by growing our SubscribeNet business and practicing stringent fiscal responsibility. Second, we are seeking to strengthen our technological advantage and extend the breadth of our functionality in the electronic software delivery and management (“ESDM”) area by further improving our ESDM solutions through internal research and development and through alliances with adjacent technology providers.  Third, we are preparing a production release of a new service called Digital Fastball, which will leverage our digital delivery expertise to enable small and medium-sized businesses, as well as consumers, to send, receive and manage virtually all types and sizes of digital files over the Internet quickly, easily and securely. Fourth, we are seeking to extend and strengthen our customer base by executing on our sales and marketing plan and by providing exceptional customer service.

We currently see a number of trends in the marketplace that are potentially important for our business. First, growth in the technology sector has improved in the last year, but remains uneven. In the current climate, which includes volatile energy prices, spending by technology companies remains cautious. Second, there appears to be an increasing pace of mergers and acquisitions in the enterprise software sector. These consolidations pose both opportunities and risks for us, potentially leading either to growth in our contracts with those customers or to cancellation of customer contracts. Third, technology companies are increasingly outsourcing operational functions to reduce costs. Our services enable enterprise software companies to outsource key operational functions in a manner that we believe is financially compelling. Therefore, we may benefit from this outsourcing trend. Fourth, the use of hosted web-based applications, which in the past has been limited by concerns about speed, reliability and security, is now becoming more accepted among mainstream businesses, largely because of a desire for cost savings. This trend may benefit us because our SubscribeNet service and planned Digital Fastball service are hosted web-based applications.  This paragraph contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below).

Our management is focused on five key areas. The first is broadening our SubscribeNet service to meet expanding and more sophisticated requirements of the enterprise software industry for digital delivery management systems, including requirements for license management and delivery, management of channel partner relationships, and electronic commerce.  The second is taking advantage, through our planned Digital Fastball service, of the growing acceptance by non-technology businesses and individual consumers of the Internet as a medium for exchanging all types of digital files.  The third is leveraging our relationships with our strategic allies to reach new and larger customers for our SubscribeNet service. The fourth is to take advantage of the drive toward greater efficiency among large information technology companies, as evidenced by the increasing consolidation in that sector, by emphasizing the cost savings that can be realized through broad adoption of electronic software delivery and management. The fifth area is the development of new pricing packages for our services that emphasize shorter sales cycles and strong profit margins.

We also face a number of key risks, which are described in the “Risk Factors” beginning on page 26 below.

We earn revenues and generate cash principally through recurring service fees charged for our SubscribeNet service, professional services fees charged for customization of our SubscribeNet service, and profit-sharing and, prior to August 1, 2005, cost reimbursement received for our sales and marketing services. Historically, we have also raised substantial amounts of cash through private stock placements.

We have incurred losses and negative cash flows during each fiscal year since inception.  Although our net loss for the three and six months ended August 31, 2005 improved from the respective prior year periods, our cash balances could nonetheless decline further.  Under our June 2001 agreement with Software Spectrum, and the August 2005 agreement that replaced it, we provide Sales and Marketing Services to Software Spectrum to assist in its resale and marketing of Sun software licenses and maintenance. This contract has accounted for more than 10% of our total revenues in the six months ended August 31, 2005. We expect to earn lower margins on the resale of Sun software and maintenance, thereby decreasing future shared gross profit and SubscribeNet fees from Software Spectrum.  The preceding paragraph contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below).

We believe that the effects of our past capital financings, of our past and current strategic actions to improve revenue, and of our ongoing cost controls, will be adequate to generate the cash resources we will need to fund our future operations.  However, if we fail to sufficiently increase our revenues or control spending, our business could be materially adversely affected.  The preceding paragraph contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below).

At our annual meeting of stockholders on September 8, 2005, our stockholders authorized our Board of Directors to effect a one-for-ten reverse split of our common stock.  On September 26, 2005, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to effect the reverse stock split.  The reverse stock split became effective at the close of business on September 26, 2005.

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

Online services and technology revenue results primarily from four types of arrangements.  First, it results from sales of our SubscribeNet digital delivery service to software vendors and other companies that distribute software as part of their business.  Second, it results from professional services that we provide to customize our SubscribeNet service for customers, to convert data for customers, and to integrate our proprietary software.  Third, it results from our resale of third-party services or software licenses complementary to our SubscribeNet service. Fourth, it results from the sale of our proprietary software licenses and related maintenance to companies using those products internally or using those products to provide web-based services to their customers. As a result of the sale of our Asset Management software business in May 2002, we are not currently deriving revenue from licenses, maintenance or integration services for our proprietary software; however, we may recognize such revenues in the future if opportunities arise to sell licenses for our proprietary software underlying our SubscribeNet service and related maintenance. We sell our SubscribeNet service, and will sell proprietary software licenses if opportunities present themselves, primarily through our direct sales force and authorized resellers.

Alliance and reimbursement revenue primarily relates to our alliance agreement with Software Spectrum for sales and marketing services. This revenue consists of a percentage of the gross profit derived from Software Spectrum’s sales of the third-party software and maintenance for which we provide sales and marketing services, and, prior to August 1, 2005, reimbursement for the costs of maintaining a sales team dedicated to providing sales and marketing services to Software Spectrum for that third-party software and maintenance. This revenue is recognized as we provide the services to Software Spectrum.  On August 1, 2005, we signed a new agreement with Software Spectrum that extends our current arrangement for two years, with some changes.  Under the new agreement, Software Spectrum no longer reimburses us for our direct costs in maintaining a team dedicated to sales of Sun software licenses and maintenance.  Software Spectrum continues to pay us a percentage of the gross profit derived from its sales of Sun software licenses and maintenance; this percentage has increased in the new agreement.  In addition, gross profit is no longer impacted by charges related to Software Spectrum’s commission and back-office costs.  Also, we are now permitted to use our sales and marketing services team for activities outside our agreement with Software Spectrum.  However, these benefits to us under the new agreement are unlikely to fully offset the elimination of Spectrum’s reimbursement of our direct costs.  Also, the notice period for termination by either party without cause was changed from 90 days in the June 2001 agreement to 60 days in the August 2005 agreement.  We continue to evaluate implementing a comparable relationship with another provider or transitioning to becoming an authorized Sun software reseller ourselves.

We derive software product revenues from our past resales of licenses and maintenance for multiple business software product lines. As of July 1, 2001, we generally no longer resell third-party software licenses and maintenance. Since July 1, 2001, we have continued to recognize revenue from our resale of third-party software licenses and related maintenance contracts over the life of the arrangements made prior to July 1, 2001. Vendor specific objective evidence of fair value for the maintenance element of the resold software arrangements has been based on historical and contractual renewal rates for maintenance. We deferred the maintenance revenue at the outset of each respective arrangement and recognized it ratably over the period during which the maintenance was to be provided.  This period normally commenced on the date the software was delivered and generally continued for 12 months, although certain maintenance contracts continued for longer periods.  Since the three months ended May 31, 2004, we have no longer recognized any revenue relating to software product sales.

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

We also sell additional professional services related to SubscribeNet agreements.  Generally, these services do not provide stand-alone value to a customer, and accordingly, we defer recognition of that revenue until the go-live date for the professional services, similar to the manner in which we treat SubscribeNet service revenues as discussed above.  Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the completion of the professional services. Estimated customer life requires that we periodically estimate the projected life of our existing customers, based on historical information, such as customer renewal rates. A 10% increase in our estimated customer life during the three and six months ended August 31, 2005, would have caused a net increase in our net loss of $4,000 and $7,000, respectively.

Online services and technology revenues related to our resale of third-party services or software licenses complementary to our SubscribeNet service are generally recognized as the service is provided.  If the service or license resold involves customization essential to the functionality of the underlying SubscribeNet service, the fees charged for the customization is recognized as revenue in the same manner in which we treat the professional services discussed above. Revenue related to these resold services or licenses is recognized as revenue based on the fee charged to the customer, since we bear the credit risk for resold services or licenses, have the latitude to establish pricing at our discretion, and are primarily responsible for acceptability of the services or licenses delivered.  In addition, costs paid to the third-party providers are recorded as cost of revenues and recognized in the same manner as the related revenue. As mentioned above, a determination that the collection of fees is reasonably assured is a precursor to recognizing revenue. Determination of collectability of payments requires judgment on the part of management and includes periodically evaluating customers’ credit-worthiness (see “Allowance for Doubtful Accounts” below).

Costs of Deferred Revenue

We capitalize direct costs of revenues related to significant SubscribeNet service implementations and established professional services contracts associated with our SubscribeNet services.  Direct costs include compensation and payroll-related fringe benefits directly related to the time spent on significant implementation and professional services activities.  These costs are recognized over the longer of the remaining estimated customer life or the remaining contract term (see “Revenue Recognition” above). Costs associated with professional services involving significant new functionality for the SubscribeNet service that are partially or fully funded by customers but do not qualify as funded research and development activities are expensed as cost of revenues as incurred until a working model is delivered to the customer. Once a working model has been delivered, all additional direct costs are capitalized in the same manner discussed above. Any change in our revenue recognition estimates could result in corresponding changes to our recognition of costs of deferred revenues.  A 10% increase in our estimated customer life during the three and six months ended August 31, 2005, would have caused a net increase in our net loss of $4,000 and $7,000, respectively.  At August 31, 2005, we had approximately $0.5 million in capitalized costs relating to deferred revenues.  We expense customer acquisition costs, including sales commissions, as incurred.

Stock-based Compensation

We account for stock-based compensation for our employees using the intrinsic value method presented in Accounting Principles Board (APB) No. 25, ”Accounting for Stock Issued to Employees,” and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, ”Accounting for Stock-Based Compensation,” and with the disclosure provisions of SFAS No. 148, ”Accounting for Stock-Based Compensation—Transition and Disclosure Amendment of SFAS No. 123.” Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. For our fiscal quarter ended August 31, 2005, no stock-based compensation was recorded for stock options granted to our employees because the exercise price of all stock options granted to our employees was equal to the market price of the underlying stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised) “Share Based Payment” (SFAS No. 123R). The standard requires companies to value employee stock options and stock issued under employee stock purchase plans using the fair value based method on the grant date and record stock-based compensation expense. The fair value based models that companies are allowed to use can be different from the

Black-Scholes option-pricing model, which we currently use to calculate the pro forma effect on net income and earnings per share if we had applied SFAS No. 123 to employee option grants. Note 2 to our unaudited interim consolidated financial statements shows what the pro forma net loss and loss per share for the fiscal quarter ended August 31, 2005 and August 31, 2004, would have been if we had applied SFAS No. 123.  However, the actual impact to our results of operations upon adoption of the standard could materially differ from the pro forma information included in Note 2 to our unaudited interim consolidated financial statements due to differences in the option-pricing model used, estimates and assumptions required, and options to be included in the calculation upon adoption. The fair value based models require the input of highly subjective assumptions and do not necessarily provide a reliable single measure of the fair value of our stock options. In April 2005, the SEC issued a release which amends the compliance dates for SFAS No. 123R.  Accordingly, we will be required to adopt the new accounting provisions beginning in our first quarter of our fiscal year ending February 28, 2007.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses from our inability to collect required payments from our customers. When evaluating the adequacy of this allowance, we analyze specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customers’ payment history.  We may need to record increases to our allowance balances in the future.  At August 31, 2005, we have many accounts receivable balances and one large unbilled receivable balance.  Any dispute, early contract termination or other collection issue related to these receivable balances could have a material adverse impact on our financial condition or result of operations. At August 31, 2005, our unbilled receivable balance was $0.2 million. This balance relates to our Software Spectrum agreement (see “Revenue Recognition” above). There are no allowances for doubtful accounts related to this balance. This estimate involves management’s judgment, which takes into account Software Spectrum’s prior payment history, current credit-worthiness and overall business condition. Changes in the above factors could have a material impact on actual bad debts incurred.

Income Taxes

In conjunction with preparing our financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Given that we have incurred losses since inception and therefore have not been required to pay income taxes, we have fully reserved our deferred tax assets at August 31, 2005.  In the event that we are able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period that this is determined.

Results of Operations

Total Revenue

The following table sets forth the revenue, changes in revenue and percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the three months ended					For the six months ended
	August 31, 2005			August 31, 2004		August 31, 2005			August 31, 2004
	Total	Change	% of Revenue	Total	% of Revenue	Total	Change	% of Revenue	Total	% of Revenue
Revenues:
Online services and technology	$2,464	$564	80%	$1,900	73%	$4,804	$1,209	81%	$3,595	66%
Alliance and reimbursement	602	(88)	20%	690	27%	1,105	(161)	19%	1,266	23%
Related party online services and technology	1	(3)	0%	4	0%	4	(534)	0%	538	10%
Software product sales	—	—	0%	—	0%	—	(42)	0%	42	1%
Total revenues	$3,067	$473		$2,594		$5,913	$472		$5,441

Combined online services and technology revenue results primarily from sales of our SubscribeNet services.  The online services and technology revenue increase during the three months ended August 31, 2005, as compared to the three months ended August 31, 2004, is primarily due to two factors: first, approximately $0.3 million in revenue recognized from new SubscribeNet customers whose go-live date was achieved between September 1, 2004, and August 31, 2005; and second, approximately $0.2 million in additional revenue recognized from expanded contracts with existing customers.  The online services and technology revenue increase during the six months ended August 31, 2005, as compared to the six months ended August 31, 2004, is primarily due to three factors: first, approximately $0.6 million in revenue recognized from new SubscribeNet customers whose go-live date was achieved between September 1, 2004, and August 31, 2005; second, approximately $0.5 million in additional revenue recognized from expanded contracts with existing customers; and third, approximately $0.2 million in additional revenue recognized from our resale of third-party services complementary to our SubscribeNet service.  The related party online services and technology revenue decrease during the six months ended August 31, 2005, resulted from our recognition of the remaining deferred revenue under our strategic alliance agreement with Zomax Incorporated, upon termination of that agreement in the prior year.  We expect our online services and technology revenue for our fiscal quarter ending November 30, 2005, to be lower than those during the three months ended August 31, 2005, primarily due to the expected decrease in SubscribeNet fees paid under our Software Spectrum alliance (see below).  The previous sentence is a forward-looking statement that is subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below).

Alliance and reimbursement revenue primarily relates to our alliance agreement with Software Spectrum for sales and marketing services. This revenue consists of a percentage of the gross profit derived from Software Spectrum’s sales of Sun software and maintenance for which we provide sales and marketing services, and, prior to July 31, 2005, it also included reimbursement for the costs of maintaining a team dedicated to providing sales and marketing services to Software Spectrum for that third-party software and maintenance.  This alliance agreement with Software Spectrum accounted for more than 10% of our total revenue during the three and six months ended August 31, 2005. The decrease in alliance and reimbursement revenue for the three and six months ended August 31, 2005, was primarily due to a reduction of the cost reimbursement for maintaining our team dedicated to providing sales and marketing services for Software Spectrum, of $0.1 million and $0.2 million, respectively.  The reimbursement decrease was primarily due to the elimination of Software Spectrum’s reimbursement obligation under the sales alliance agreement as of August 1, 2005, as described above.   We expect our alliance and reimbursement revenues in our fiscal quarter ending November 30, 2005, to be lower than those in our fiscal quarter ended August 31, 2005, primarily due to the elimination of Software Spectrum’s reimbursement obligation, and a reduction in shared gross profit under the Software Spectrum alliance due to expected lower margins on the resale of Sun software and maintenance.  More generally, the Sun software we resell through our alliance with Software Spectrum has experienced a decrease in market share over the past four years, which has contributed to a reduction in our alliance and reimbursement revenues.  We expect this product line to experience continued pressure in the marketplace over the longer term.  The previous two sentences are forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below).

The decline in software product revenue for the three and six months ended August 31, 2005, was due to our transition out of the business of reselling third-party software products and related maintenance.  We do not expect to recognize future revenues from our exited third-party resale business.  However, we may recognize future revenues from third-party product licenses and related services complementary to our SubscribeNet service, which we resell as part of a comprehensive ESDM solution.  The previous two sentences are forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below).

Costs and Expenses

The following table sets forth the costs and expenses, changes in costs and expenses and percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the three months ended					For the six months ended
	August 31, 2005			August 31, 2004		August 31, 2005			August 31, 2004
	Total	Change	% of Revenue	Total	% of Revenue	Total	Change	% of Revenue	Total	% of Revenue
Total cost of revenues	$1,472	$352	48%	$1,120	43%	$2,995	$880	51%	$2,115	39%
Gross margin	1,595	121	52%	1,474	57%	2,918	(408)	49%	3,326	61%
Operating expenses:
Sales and marketing	595	(227)	19%	822	32%	1,277	(297)	21%	1,574	29%
Product development	335	(74)	11%	409	16%	585	(227)	10%	812	15%
General and administrative	902	—	29%	902	35%	1,846	155	31%	1,691	31%
Total operating expenses	$1,832	$(301)	60%	$2,133	82%	$3,708	$(369)	63%	$4,077	75%

   Cost of Revenues

The increase in cost of revenues and decrease in margin percentage for the three months ended August 31, 2005, is primarily due to the $0.4 million increase in online services and technology cost of revenues. Approximately $0.2 million of this increase was due to variable support costs for higher bandwidth utilization rates and incremental investments in our SubscribeNet service infrastructure. Approximately $0.1 million of this increase was due to additional costs associated with revenue recognized from our resale of third-party services complementary to our SubscribeNet service.  In addition, approximately $0.1 million of this increase was due to increased utilization of our product development teams in cost of revenues activities since August 2004.

The increase in cost of revenues and decrease in margin percentage for the six months ended August 31, 2005, is primarily due to the $0.9 million increase in online services and technology cost of revenues. Approximately $0.4 million of this increase was due to variable support costs for higher bandwidth utilization rates and incremental investments in our SubscribeNet service infrastructure. Approximately $0.1 million of this increase was due to additional costs associated with revenue recognized from services for third-party products complimentary to our SubscribeNet service that we resold.  In addition, approximately $0.3 million of this increase was due to increased utilization of our product development teams in cost of revenues activities since August 2004.

Cost of revenues primarily consists of certain allocated costs related to our Internet connectivity, assets supporting cost of revenues, and customer support, as well as the costs associated with maintaining our team dedicated to helping Software Spectrum sell Sun software. Cost of revenues also consists of professional services personnel costs and the cost of third-party products and services sold.  When we were in the business of directly reselling third-party software products, we purchased those products at a discount from the third-parties’ established list prices according to standard reseller terms.  We expect total cost of revenues for the current fiscal year to be higher than our fiscal year 2005 amounts.  In addition, we expect our gross profit margin percentage for the current fiscal year to be significantly lower than those for our fiscal year 2005. Our quarterly cost of revenues may fluctuate based on multiple variables including but not limited to revenue mix fluctuations, levels of professional services activities, infrastructure costs, and variable external support utilization rates, and expect our margins to fluctuate accordingly. The previous sentences are forward-looking statements that are subject to risks and uncertainties. The actual mix of sales transactions and the timing of the transactions may cause our cost of revenues and gross profit margins to fluctuate materially from those anticipated (see “Risk Factors” beginning on page 26 below).

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, consulting, promotional materials, trade show expenses and certain allocated overhead costs.

The decrease in the dollar amount of our sales and marketing expenses for the three and six months ended August 31, 2005, compared to the three and six months ended August 31, 2004, is primarily due to decreases of approximately $0.2 million and $0.3 million, respectively, from our prior year in outside services related to marketing and advertising as we utilize more in-house marketing resources.

We expect our sales and marketing expenditures in fiscal year 2006 to be lower than those in fiscal year 2005.

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

The decrease in our product development expenses for the three and six months ended August 31, 2005, compared to the three and six months ended August 31, 2004, is due primarily to a decrease in our internal efforts on product development activities of approximately $0.1 million and $0.2 million, respectively. During the three months ended August 31, 2005, the product development teams temporarily increased their focus on cost of revenues activities, as described in “Cost of Revenues” above.

We anticipate continuing to invest in additional functionality for our SubscribeNet service and underlying proprietary software. However, we expect those investments to fluctuate over time, and expect our product development expenses to fluctuate accordingly. We expect total product development expenditures in fiscal year 2006 to be lower than fiscal year 2005. The previous sentences are forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below). We cannot give assurance that our product development efforts will result in new or improved products, features or functionality or that the market will accept the improvements to existing or new products, features or functionality developed.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for administrative and executive personnel, fees for professional services and certain overhead costs.

Our general and administrative expenses for the three months ended August 31, 2005, remained consistent with the prior year balances.  The increase in the dollar amount of our general and administrative expenses for the six months ended August 31, 2005, is primarily due to an increase of approximately $0.1 million in business consulting services and legal expenses.

We expect total expenditures in fiscal year 2006 to increase slightly from our fiscal year 2005 levels. The previous sentence is a forward-looking statement that is subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below).

Interest Expense

For the three months ended August 31, 2005, interest expense was approximately $16,000, a decrease from $26,000 for the three months ended August 31, 2004.  For the six months ended August 31, 2005, interest expense was approximately $35,000, a decrease from $55,000 for the six months ended August 31, 2004.

Interest expense primarily relates to obligations under capital leases and notes payable.  The decrease in interest expense for the three and six months ended August 31, 2005, is primarily due to the reduction of the principal balance on our notes payable.

Interest and Other Income and Expenses, Net

For the three months ended August 31, 2005, interest and other income and expenses, net was approximately a $61,000 credit, an increase from a $26,000 credit for the three months ended August 31, 2004.   For the six months

ended August 31, 2005, interest and other income and expenses, net was approximately a $113,000 credit, an increase from a $42,000 credit for the six months ended August 31, 2004.

Interest and other income and expenses, net primarily relates to interest earned on our investment balances.  The increase in interest and other income and expenses, net for the three and six months ended August 31, 2005, is primarily the result of a sustained cash balance from the prior year combined with an increase in the interest rates in the investment account.

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

Liquidity and Capital Resources

The following table presents our liquidity position at August 31, 2005 and 2004 (in thousands):

	For the six months ended
	August 31, 2005	August 31, 2004

Cash and cash equivalents	$9,031	$10,944
Working capital	$6,539	$8,255
Net cash provided by (used in) operating activities	$105	$(1,317)
Net cash used in investing activities	$(190)	$(151)
Net cash provided by (used in) financing activities	$(347)	$608

Our net cash provided by operations was $0.1 million for the six months ended August 31, 2005, an improvement from $1.3 million net cash used in operations in the six months ended August 31, 2004. This improvement was primarily due to increased customer collections of approximately $1.2 million and reduced payroll related expenditures of $0.1 million during the six months ended August 31, 2005.  Although we have recorded cash provided by operations for the six months ended August 31, 2005, we expect to report an overall cash usage from operations for the full fiscal year.  Our ability to improve our uses of cash and generate continued positive cash flows in future periods will largely depend on our ability to increase the number of customers of our SubscribeNet service while increasing existing subscriptions through strong contract renewals. We expect our cash balances to fluctuate from time to time due to the timing of customer collections and vendor payments in the ordinary course of business.  The preceding paragraph contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below). It is also important for us to increase our current level of sales, and continue to control our operational and customer support costs in future periods.

Our net cash used in financing activities was approximately $0.3 million for the six months ended August 31, 2005.  This primarily resulted from principal payments on our notes payable of approximately $0.6 million.  These payments were partially offset by additional borrowings under our equipment advance agreement (see below) of $0.2 million, and by our issuance of approximately 14,000 shares of common stock in connection with our stock option and employee stock purchase plans for proceeds of approximately $0.1 million.

As of August 31, 2005, we have an agreement with Silicon Valley Bank under which we have a note payable and two equipment advances outstanding.  The note payable and the equipment advances bear an annual interest rate of the greater of 1% in excess of the bank’s prime rate (6.5% at August 31, 2005) or 5.25% and 5.50% respectively, and are payable in fixed monthly installments through September 2005, 2006 and 2007, respectively.  At August 31, 2005, the interest rate for the note payable and the equipment advances was 7.50%.

Under the agreements for the note payable and equipment advances, all borrowings are collateralized by a senior security interest in substantially all of our assets. The agreements also require us to comply with financial covenants, with which we were in compliance as of August 31, 2005. The agreements further restrict us from incurring or assuming additional indebtedness outside of the note payable and equipment advances, excluding trade payables and certain other liabilities incurred in the ordinary course of business.

Our net cash used in investing activities during the six months ended August 31, 2005, was $0.2 million. This amount was comprised of our purchases of fixed assets. We paid for these equipment purchases from our cash and cash equivalents, but later drew down approximately $0.2 million under the above-mentioned second equipment advance agreement to finance these purchases. We used these fixed asset purchases primarily to upgrade and expand our SubscribeNet infrastructure and corporate information systems. We expect to renew our equipment advance agreement during the three months ending November 30, 2005, and to continue to utilize it to finance additional fixed asset purchases at levels that approximate or are slightly higher than our prior year levels. The previous sentence is a forward-looking statement that is subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below).

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

At August 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

The following table summarizes our debt and lease obligations at August 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). This table provides information through our year ending February 28, 2010, as we do not have any debt or lease obligations beyond that point.

	Payments due by period
	Total		Less than 1 Year	1-3 years (a)	3-5 years (b)
Long-term debt	$804	(c)	$319	$485	$—
Operating leases	2,100		268	1,566	266
	$2,904		$587	$2,051	$266

(a)   Includes payments from March 1, 2006 through February 28, 2009.

(b)   Includes payments from March 1, 2009 through February 28, 2010.

(c)   This amount includes approximately $46,000 in interest.

As of August 31, 2005, our Series A redeemable convertible preferred stock entitled its holders to a liquidation preference of $1.0 million in the event of Intraware’s liquidation.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”.  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

RISK FACTORS

You should carefully consider the risks described below before making a decision to invest in our common stock.  The risks and uncertainties described below are not the only ones facing Intraware.  Additional risks and uncertainties not presently known to us or that we do not currently believe are important to an investor may also harm our business operations.  If any of the events, contingencies, circumstances or conditions described in the following risks actually occur, our business, financial condition and our results of operations could be seriously harmed.  If that occurs, the trading price of our common stock could decline, and you may lose part or all of your investment.

Revenues to us under our sales and marketing services arrangement with Software Spectrum are likely to decline.  Also, any termination of our relationship with Software Spectrum in the near term, without an adequate replacement, would cause a substantial decrease in our revenues.

We entered into a Sales Alliance Agreement with Software Spectrum in June 2001, and entered into a new and updated version of that contract with Software Spectrum in August 2005.  Under this agreement, we provide sales and marketing services to Software Spectrum to assist in its resale and marketing of Sun software licenses and maintenance.  Software Spectrum shares with us a portion of its gross profit from resales of Sun software licenses and maintenance.  This contract accounted for substantially all of our Alliance and reimbursement revenues, a significant portion of our Online services and technology revenues, and more than 10% of our total revenues during the six months ended August 31, 2005.

Revenues to us under this sales and marketing services arrangement with Software Spectrum are likely to decline for a number of reasons.  First, under the August 2005 contract we are no longer reimbursed for any of our cost in maintaining a team to sell and market Sun software and maintenance, whereas under the June 2001 contract we were reimbursed for a substantial portion of that cost.  While our portion of Software Spectrum’s gross profit from resales of Sun software licenses and maintenance increased under the August 2005 agreement from the portion we received under the June 2001 contract, gross profit is no longer impacted by charges related to Software Spectrum’s commission and back-office costs, and we can now use our sales and marketing services team for activities outside our agreement with Software Spectrum, these benefits will probably not be sufficient to offset the decrease in Alliance and reimbursement revenue that we expect will result from the elimination of Software Spectrum’s reimbursement obligation.  Second, in August 2005, Sun and its distributor reduced the discount at which Software Spectrum can purchase Sun software licenses and most Sun software maintenance for resale.  This has reduced Software Spectrum’s gross profit from resales of Sun software licenses and maintenance and, therefore, will likely reduce the dollar amount of our portion of that gross profit.  Third, in recent years, sales and market share of the Sun software products that we resell with Software Spectrum have generally declined.  If this trend continues, it is likely to cause a decrease in revenues to us under this contract over the long term.

In addition, this contract is terminable by either party without cause on 60 days’ notice, and will terminate automatically upon any termination of Software Spectrum’s right to resell the applicable Sun software.  If the contract were terminated under either of these provisions, we would likely experience a substantial and immediate decrease in our revenues and cash flows unless and until we were able to fully implement a comparable relationship with another business partner or fully transition to becoming an authorized reseller of Sun software (as we were before signing the June 2001 agreement with Software Spectrum) or to becoming an authorized reseller of a similar software product line.

The loss of one or more of our key customers or partners could cause our revenue growth to slow or cause our revenues to decline.

A substantial portion of the revenues from our SubscribeNet service comes from a relatively small number of companies.  These include software providers to whom we provide our SubscribeNet service, as well as Software Spectrum, to whom we provide both our SubscribeNet service and sales and marketing services.  Our contracts with most of these companies are subject to renewal or cancellation annually.  If any of these companies elected to cancel their agreements with us, our revenue growth would likely slow or our revenues might decline.  Either of these types of events could reduce our revenue through loss of existing customers, or reduce our margins through increased price competition.

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

We have incurred significant losses since we were formed in 1996, and have yet to achieve sustained profitability or positive cash flow.  As of August 31, 2005, we had an accumulated deficit of approximately $157 million.  Also, with the exception of our quarters ended November 30, 2002, and August 31, 2005, we have not achieved positive cash flow from operations since our formation in 1996.  Although we have recorded cash provided by operations for the six months ended August 31, 2005, we expect to report an overall cash usage from operations for the full fiscal year.  Our operating history makes it difficult to evaluate whether or when we will be able to achieve sustained profitability or positive cash flow in the future.

Competition from other electronic delivery and licensing providers, and potential customers’ development of their own electronic delivery and/or licensing systems, could limit our revenue growth and reduce our gross margins.

The market for selling electronic delivery and licensing services is highly competitive.  Some of our competitors have longer operating histories, greater financial, technical, marketing and other resources, broader product and service offerings, better name recognition, and a larger installed base of customers than we do.  Some of our competitors also have well-established relationships with our potential customers and with third-party information technology or consulting firms that help market our competitors’ services.  We expect competition to intensify as current competitors expand and improve their service offerings and new competitors enter the market.  In addition, our current and potential customers are primarily information technology companies with strong software development expertise.  When considering their alternatives for implementing a system for electronic delivery of software or license keys, these companies sometimes elect to develop such systems in-house.  While we believe our competitive position is strong against both external competitors and in-house development, we have at times experienced reduced prices, reduced gross margins and lost sales as a result of such competitive factors.  Such competition is likely to intensify, which could limit the growth of our revenues or gross margins.

If the bid price of our stock does not close at or above $1.00 for 10 consecutive business days before February 22, 2006, our stock may be delisted from the NASDAQ Capital Market.

On February 23, 2005, we received a letter from The Nasdaq Stock Market indicating that, for 30 consecutive business days, the bid price of our stock had closed below the minimum $1.00 per share requirement for continued  listing on the NASDAQ Capital Market and that, in accordance with NASD rules, we had 180 calendar days to regain compliance. The letter also stated that if, at any time before August 22, 2005, the bid price of our stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Intraware should regain compliance with the listing requirements.  The letter also stated that if we do not regain compliance by August 22, 2005, we may be granted an additional 180-day period (until February 21, 2006) to regain compliance if we meet The NASDAQ Capital Market initial listing criteria other than the minimum bid price requirement.  On August 23, 2005, we received another letter from The Nasdaq Stock Market extending until February 21, 2006 our grace period for regaining compliance with the $1.00 minimum bid price requirement.   If we do not regain compliance within the allotted compliance period (including any extensions that may be granted by Nasdaq), Nasdaq staff will notify us that our stock will be delisted from The NASDAQ Capital Market. At that time, we would be entitled to appeal the staff’s determination to a Nasdaq Listing Qualifications Panel.

At our annual meeting of stockholders on September 8, 2005, our stockholders approved a resolution authorizing our Board of Directors to effect a one-for-ten reverse split of our common stock.  Our Board declared such a reverse stock split on September 8, 2005, and the reverse stock split became effective at the close of business on September 26, 2005.  As of September 30, 2005, the closing price of our stock on The NASDAQ Capital Market was $3.70.  If the minimum bid price of our stock continues to close above $1.00 each trading day through October 7, 2005, we expect The Nasdaq Stock Market to notify us that we are in compliance with the $1.00 minimum bid price requirement.

The market for our SubscribeNet electronic software and license delivery and management service is immature and volatile, and the market for our Digital Fastball hosted digital delivery service is virtually untested.  If the market for either service does not develop or develops more slowly than we expect, our business will be harmed.

The market for hosted digital delivery services, including both our SubscribeNet and Digital Fastball services, is relatively unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of companies, large and small, to increase their use of hosted digital delivery services. If companies do not increase their use of hosted digital delivery services, our operating results will be hurt.  In addition, in this unproven market, we have limited insight into trends that may develop and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

We market our SubscribeNet electronic software and license delivery and management service principally to software companies.  However, many software companies have invested substantial personnel and financial resources to develop their own electronic software and/or license delivery systems, and therefore may be reluctant or unwilling to migrate to a remotely hosted service. In addition, some software companies have adopted automatic update, or “phone home,” technology for delivering software updates, whereby an end-user’s computer automatically contacts the software company’s server to check whether updates are available and, if so, downloads and installs those updates. This method for delivering software updates could be viewed by our potential and existing customers as an alternative to our digital delivery technology, and therefore any increased adoption of this automatic update technology could hurt our business and results of operations.

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

Further, some companies may be reluctant to use either our SubscribeNet or Digital Fastball hosted digital delivery services because they are concerned about the security capabilities of these services.

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

Consequently, operating results for a particular future period are difficult to predict, and prior results are not necessarily indicative of results to be expected in future periods.  Any of these factors could materially adversely affect our results of operations and stock price.

Our prospective customers may delay purchasing, and our new customers may delay implementing, our SubscribeNet service while they evaluate the impact of our service on their internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.  This may delay our revenue growth.

Section 404 of the Sarbanes-Oxley Act of 2002 requires most publicly traded companies to include in their annual reports an assessment by management of the companies’ internal control structures and procedures for financial reporting, and an attestation by the companies’ independent registered public accounting firms of that management assessment.  To comply with this new requirement, many companies have created and documented detailed internal control structures and in which their information technology (“IT”) systems play an integral role.  Accordingly, any purchase or implementation of an important new IT system by such a company is likely to require a detailed evaluation of the impact of the new IT system on the company’s internal control structures and procedures.  This is particularly true in the case of a publicly traded software company purchasing or implementing a new system for electronically delivering its software products to its customers.  As a result, prospective purchasers of our SubscribeNet service may delay completing their purchases of the service, and new SubscribeNet customers may delay implementing the service, while they assess the effect of the service on their internal controls.  This could, in turn, cause delays in new sales of our SubscribeNet service and/or delays in recognition of revenue from recent sales of our service.

The technological and functional requirements we must meet to stay competitive are subject to rapid change.  If we are unable to quickly adapt to these changes and meet the demands of our current and potential customers, we will likely lose sales and market share and our revenue growth will be limited.

We market primarily to software providers, who generally demand that a service like ours meet high technological and functional standards.  To remain competitive in this market and meet the demands of current and prospective customers, we must continually adapt and upgrade our technology and functionality.  We are a small company with limited resources available for enhancing and adding to our products. If we do not respond quickly enough to changing industry standards or the demands of customers and potential customers, we will likely lose sales and market share to competitors and our growth prospects will be limited.  In addition, we could incur substantial costs to modify our services or infrastructure in order to adapt to changing standards and demands.  If we incur such costs but our sales fail to increase commensurately, we may not be able to achieve sustained profitability and positive operating cash flow.

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

Financial Accounting Standards Board (“FASB”)’s adoption of Statement 123 (Revised 2004) will cause, and changes to existing accounting pronouncements or taxation rules or practices may cause, adverse revenue fluctuations and/or affect our reported results of operations and how we conduct our business.

In December 2004, FASB adopted Statement 123 (Revised 2004), “Share-Based Payment,” which will require us to measure compensation costs for all employee stock-based compensation (including stock options and our employee stock purchase plan) at fair value and take a compensation charge equal to that value.  The SEC has amended the deadline to adopt SFAS No. 123R.  As a result, we will be required to adopt the provisions of SFAS No. 123R during the first quarter of our fiscal year ending February 28, 2007.  Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future.  This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Recent legislation, especially the Sarbanes Oxley Act of 2002, requires that we evaluate our internal control structure and while we believe that we currently have adequate internal control procedures in place, this exercise has no precedent available by which to measure the adequacy of our compliance, and in addition it may cause our operating expenses to increase.

The Sarbanes-Oxley Act of 2002, the California Disclosure Act and newly proposed or enacted rules and regulations of the SEC and the National Association of Securities Dealers impose new duties on us and our executives, directors, attorneys and independent registered public accounting firms.  In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we are evaluating our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting.  We are performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act.  As a result, we are incurring additional expenses and diversion of management’s time and we may be required to hire additional personnel as well as to use additional outside legal, accounting and advisory services.  Any of these developments could materially increase our operating expenses and accordingly reduce our net income or increase our net losses.  While we anticipate being able to fully implement the requirements relating to internal control over financial reporting and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy.  If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq Stock Market and our reputation may be harmed.  Any such action could adversely affect our financial results and the market price of our common stock.

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

Provisions of our charter documents could make it more difficult for a third party to acquire us even if the offer may be considered beneficial by our stockholders.

Our certificate of incorporation and bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our Board of Directors.  Additionally, our Board of Directors has adopted a stockholder rights plan, or “poison pill,” which would significantly dilute the ownership of a hostile acquiror.  These provisions make it more difficult for a third party to acquire us without negotiation.  These provisions may apply even if the offer may be considered beneficial by our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At August 31, 2005, we had cash and cash equivalents of $9.0 million. We have not used derivative financial instruments in our investment portfolio during fiscal 2005 or the six months ended August 31, 2005. We place our investments with high quality issuers, by policy, in an effort to limit the amount of credit exposure to any one issue or issuer.

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

The settlement provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants.  The amount our insurers would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties.  If the plaintiffs recover at least $1 billion from the underwriter-defendants, our insurers would have no liability for settlement payments under the terms of the settlement.  If the plaintiffs recover less than $1 billion, we believe our insurance will likely cover our share of any payments towards satisfying plaintiffs’ $1 billion recovery deficit.  Management estimates that its range of loss relative to this matter is zero to $3.5 million.  Presently there is no more likely point estimate of loss within this range.  As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of August 31, 2005, we have not accrued a liability for this matter.

On August 31, 2005, the court granted preliminary approval of the settlement.  A fairness hearing for the settlement is scheduled for April 2006.  There is no guarantee the settlement will become final as it is subject to a number of conditions, including the final approval of the court.

Leon Segen v. ComVest Venture Partners. LP. et al.

In July 2004, a complaint was filed in the United States District Court for the District of Delaware, Civ. No. 04-822, against ComVest Venture Partners, LP; ComVest Management, LLC; Commonwealth Associates Management Company, Inc.; Commonwealth Associates, LP; RMC Capital, LLC; Michael S. Falk; Robert Priddy; Travis L. Provow; Keith Rosenbloom; and Intraware.  The complaint describes Intraware as a nominal defendant.  The complaint alleges that, between August 2001 and January 2002, all of the defendants other than Intraware were members of a group, and therefore should be treated as a single “person,” for purposes of Sections 13(d)(3) and 16(b) of the Securities Exchange Act of 1934 (the “1934 Act”).  The complaint further alleges that ComVest Venture Partners, LP and Mr. Priddy, while they and the other alleged group members collectively owned more man 10% of a class of our equity securities, bought and sold our equity securities within a 6-month period and failed to disgorge to us the profits allegedly realized in those trades, thereby violating Section 16(b) of the 1934 Act.  Mr. Falk was a member of our Board of Directors from April 2001 to May 2002 and Mr. Provow was a member of our Board of Directors from October 2001 to May 2002.  The complaint demands that ComVest Venture Partners, LP and Mr. Priddy pay over to Intraware the profits they allegedly realized and retained in violation of Section 16(b) of the 1934 Act, together with interest and legal costs.  According to the complaint, the amount of those alleged profits is unknown to the plaintiff, however, the information alleged in the complaint suggests that amount may be approximately $1.3 million.  The complaint does not seek damages against us.  After the complaint was filed, the plaintiff and Intraware signed a stipulation acknowledging that Intraware takes no position with respect to the claims in the action, and providing that Intraware accepts service of the complaint, that Intraware is not required to file an answer or other response to the complaint, and that Intraware will otherwise have the rights and responsibilities of a party to the action.  In June 2005, the court denied motions filed by the defendants other than Intraware to dismiss the plaintiff’s claims. The parties, including Intraware, are currently engaged in discovery.  A trial in this case is currently scheduled to begin in July 2006.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Intraware, Inc.
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intraware, Inc.
3.3(1)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
3.4	Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock
3.5(2)	Amended and Restated Bylaws of Intraware, Inc.
4.1(2)

Preferred Stock Rights Agreement, dated as of September 8, 2005, between Intraware, Inc. and Computershare Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively

10.1+	Sales Alliance Agreement dated August 1, 2005, between Intraware, Inc. and Software Spectrum, Inc.
10.2*	Bonus Plan for Peter H. Jackson
10.3*	Bonus Plan for Wendy A. Nieto
10.4*	Bonus Plan for John J. Moss
10.5*	Amendment Two dated September 16, 2005, to Change of Control Severance Agreement between Intraware, Inc. and Peter H. Jackson
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act — Peter H. Jackson
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act — Wendy A. Nieto
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

*                 Indicates management contract or compensatory plan or arrangement.

+                 Confidential treatment has been requested for certain portions of this exhibit.

(1)          Incorporated by reference to Intraware’s Current Report on Form 8-K dated April 2, 2001 (File No. 000-25249) and filed with the SEC on April 13, 2001.

(2)          Incorporated by reference to Intraware’s Current Report on Form 8-K dated September 12, 2005 (File No. 000-25249) and filed with the SEC on September 12, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRAWARE, INC.

Date: October 5, 2005	By:	/s/ WENDY A. NIETO
Wendy A. Nieto
Chief Financial Officer and Executive Vice President of Intraware, Inc.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Intraware, Inc.
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intraware, Inc.
3.3(1)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
3.4	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock
3.5(2)	Amended and Restated Bylaws of Intraware, Inc.
4.1(2)

Preferred Stock Rights Agreement, dated as of September 8, 2005, between Intraware, Inc. and Computershare Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively

10.1+	Sales Alliance Agreement dated August 1, 2005, between Intraware, Inc. and Software Spectrum, Inc.
10.2*	Bonus Plan for Peter H. Jackson
10.3*	Bonus Plan for Wendy A. Nieto
10.4*	Bonus Plan for John J. Moss
10.5*	Amendment Two dated September 16, 2005, to Change of Control Severance Agreement between Intraware, Inc. and Peter H. Jackson
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act — Peter H. Jackson
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act — Wendy A. Nieto
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

*                 Indicates management contract or compensatory plan or arrangement.

+                 Confidential treatment has been requested for certain portions of this exhibit.

(1)          Incorporated by reference to Intraware’s Current Report on Form 8-K dated April 2, 2001 (File No. 000-25249) and filed with the SEC on April 13, 2001.

(2)          Incorporated by reference to Intraware’s Current Report on Form 8-K dated September 12, 2005 (File No. 000-25249) and filed with the SEC on September 12, 2005.