Form 10-Q
period 2005-11-30
INTRAWARE INC
filed 2006-01-09
CIK 1025134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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
Yes ☐   No ☒

As of December 31, 2005 there were 6,082,488 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INTRAWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	November 30, 2005	February 28, 2005

ASSETS
Current assets:
Cash and cash equivalents	$13,426	$9,463
Accounts receivable, net	1,412	1,765
Costs of deferred revenue	404	404
Other current assets	362	321
Total current assets	15,604	11,953
Cost of deferred revenue, less current portion	88	70
Property and equipment, net	723	863
Other assets	116	80
Total assets	$16,531	$12,966
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$383	$823
Accounts payable	551	464
Accrued expenses	1,068	967
Deferred revenue	2,071	2,450
Related party deferred revenue	—	2
Total current liabilities	4,073	4,706
Deferred revenue, less current portion	217	164
Notes payable, less current portion	185	342
Total liabilities	4,475	5,212
Contingencies (Note 4)
Redeemable convertible preferred stock; $0.0001 par value; 10,000 shares authorized:
Series A; 552 at November 30 and February 28, 2005 (aggregate liquidation preference of $1,000 at November 30 and February 28, 2005)	897	897
Series B; 1 at November 30, 2005 (aggregate liquidation preference of $6,630 at November 30, 2005)	5,701	—
Total redeemable convertible preferred stock	6,598	897
Stockholders’ equity:
Common stock; $0.0001 par value; 250,000 shares authorized; 6,082 and 6,045 shares issued and outstanding at November 30 and February 28, 2005, respectively	1	1
Additional paid-in-capital	163,289	163,173
Accumulated deficit	(157,832)	(156,317)
Total stockholders’ equity	5,458	6,857
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$16,531	$12,966

See notes to unaudited interim consolidated financial statements.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the three months ended		For the nine months ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004

Revenues:
Online services and technology	$2,320	$2,032	$7,124	$5,627
Alliance and reimbursement	203	493	1,308	1,759
Related party online services and technology	—	4	4	542
Software product sales	—	—	—	42
Total revenues	2,523	2,529	8,436	7,970
Cost of revenues:
Online services and technology	1,038	820	3,215	2,086
Alliance and reimbursement	259	331	1,077	1,143
Software product sales	—	—	—	37
Total cost of revenues	1,297	1,151	4,292	3,266
Gross profit	1,226	1,378	4,144	4,704
Operating expenses:
Sales and marketing	712	756	1,989	2,330
Product development	303	383	888	1,195
General and administrative	1,040	1,107	2,886	2,798
Restructuring	41	(75)	41	(75)
Total operating expenses	2,096	2,171	5,804	6,248
Loss from operations	(870)	(793)	(1,660)	(1,544)
Interest expense	(12)	(24)	(47)	(79)
Interest and other income and expenses, net	78	50	192	92
Net loss	$(804)	$(767)	$(1,515)	$(1,531)
Basic and diluted net loss per share	$(0.13)	$(0.13)	$(0.25)	$(0.26)
Weighted average shares - basic and diluted	6,076	6,036	6,062	6,003

See notes to unaudited interim consolidated financial statements.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended
	November 30, 2005	November 30, 2004
Cash flows from operating activities:
Net loss	$(1,515)	$(1,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	455	441
Provision for doubtful accounts	4	13
Gain on sale of fixed assets	—	(2)
Amortization of discount on note payable	3	17
Changes in assets and liabilities:
Accounts receivable	350	(20)
Costs of deferred revenue	(17)	(150)
Other assets	(78)	(245)
Accounts payable	94	113
Accrued expenses	53	(102)
Deferred revenue	(328)	180
Related party deferred revenue	—	(642)
Net cash used in operating activities	(979)	(1,928)
Cash flows from investing activities:
Purchases of property and equipment	(323)	(354)
Proceeds from sale of fixed assets	—	2
Net cash used in investing activities	(323)	(352)
Cash flows from financing activities:
Principal payments on note payable	(776)	(789)
Proceeds from notes payable	176	308
Proceeds from issuance of stock and warrants	5,865	1,102
Net cash provided by financing activities	5,265	621
Net increase/(decrease) in cash and cash equivalents	3,963	(1,659)
Cash and cash equivalents at beginning of the period	9,463	11,804
Cash and cash equivalents at end of the period	$13,426	$10,145

Supplemental disclosure of cash flow information:
Cash paid for interest	$50	$63
Supplemental non-cash activity:
Purchases of property and equipment in accounts payable	$85	$96

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

We have incurred losses and negative cash flow from operations during each fiscal year since inception. For the three and nine months ended November 30, 2005, our net loss was approximately $(0.8) million and $(1.5) million, respectively, which is consistent with the corresponding periods in the prior year.  For the nine months ended November 30, 2005, we incurred negative cash flows from operating activities of approximately $(1.0) million, as compared to approximately $(1.9) million for the corresponding period in the prior year.  Our cash balances may decline further, although we believe that the effects of our capital financing activities, strategic actions implemented to improve revenue, and cost controls will be adequate to generate sufficient cash resources to fund our future operations.  If we fail to generate sufficient revenues or adequately control spending, we may be unable to achieve key business objectives and our operating results may be harmed.

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

Alliance and reimbursement revenue primarily relates to our recently terminated alliance agreement with Software Spectrum for sales and marketing services. This revenue consists of a percentage of the gross profit derived from Software Spectrum’s sales of the third-party software and maintenance for which we provided sales and marketing services, and, prior to August 1, 2005, reimbursement for the costs of maintaining a sales team dedicated to providing sales and marketing services to Software Spectrum for that third-party software and maintenance. This revenue was recognized as we provided the services to Software Spectrum.  On August 1, 2005, we signed an updated agreement with Software Spectrum.  Under the updated agreement, Software Spectrum paid us a higher percentage of the gross profit derived from its sales of Sun software licenses and maintenance.  However, Software Spectrum stopped reimbursing us for our direct costs in maintaining a team dedicated to sales of Sun software licenses and maintenance.  We terminated our alliance agreement with Software Spectrum effective January 3, 2006, in connection with the sale of our third-party software and maintenance resale business to FusionStorm.   That sale was completed on January 3, 2006.

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

We also sell additional professional services related to SubscribeNet agreements.  Generally, these services do not provide stand-alone value to a customer, and accordingly, we defer recognition of that revenue until the go-live date for the professional services, similar to the manner in which we treat SubscribeNet service revenues as discussed above.  Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the completion of the professional services. Estimated customer life requires that we periodically estimate the projected life of our existing customers, based on historical information, such as customer renewal rates.  A 10% increase in our estimated customer life during the three and nine months ended November 30, 2005, would have caused a net increase in our net loss of $6,000 and $8,000, respectively.

Online services and technology revenues related to our resale of third-party services or software licenses complementary to our SubscribeNet service are generally recognized as the service or license is provided.  If the service or license resold involves customization essential to the functionality of the underlying SubscribeNet service, the fees charged for the customization are recognized as revenue in the same manner in which we treat the professional services discussed above. Revenues related to these resold services or licenses are recognized as revenue based on the fee charged to the customer as we bear the credit risk for resold services or licenses, have the latitude to establish pricing at our discretion, and are primarily responsible for acceptability of the services or licenses delivered.  In addition, costs paid to the third-party providers are recorded as cost of revenues and recognized in the same manner as the related revenue.

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

Costs of deferred revenue

We capitalize direct costs of revenues related to significant SubscribeNet service implementations and established professional services contracts associated with our SubscribeNet services. Direct costs include compensation and payroll-related fringe benefits directly related to the time spent on significant implementation and professional services activities. These costs are recognized over the longer of the remaining estimated customer life or the remaining contract term (see “Revenue Recognition” above). Costs associated with professional services involving significant new functionality for the SubscribeNet service that are partially or fully funded by customers but do not qualify as funded research and development activities are expensed as cost of revenues as incurred until a working model is delivered to the customer. Once a working model has been delivered, all additional direct costs are capitalized in the same manner discussed above. Any change in our revenue recognition estimates could result in corresponding changes to our recognition of costs of deferred revenues. At November 30, 2005, we had approximately $0.5 million in capitalized costs relating to deferred revenues. We expense customer acquisition costs, including sales commissions, as incurred.

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

	For the three months ended		For the nine months ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004
Net loss	$(804)	$(767)	$(1,515)	$(1,531)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(629)	(836)	(1,825)	(2,427)
Pro forma	$(1,433)	$(1,603)	$(3,340)	$(3,958)
Net loss per share — basic and diluted
As reported	$(0.13)	$(0.13)	$(0.25)	$(0.26)
Pro forma	$(0.24)	$(0.27)	$(0.55)	$(0.66)

We calculated the fair value of each option grant on the date of grant, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	For the three months ended		For the nine months ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004
Risk-free interest rates	3.96 - 4.40%	2.83-3.53%	3.69 - 4.40%	2.00-3.53%
Expected lives (in years)	2-4	2-4	2-4	2-4
Dividend yield	0%	0%	0%	0%
Expected volatility	70 - 80%	110%	70 - 80%	110%

We calculated the fair value of the stock issued under the employee stock purchase plan using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	For the three and six months ended
	November 30, 2005	November 30, 2004
Risk-free interest rates	4.08%	1.12 - 1.99%
Expected lives (in months)	6	6
Dividend yield	0%	0%
Expected volatility	61%	64 - 79%

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

The following table sets forth the computation of basic and diluted net loss per share as well as securities not included in the diluted net loss per share calculation because to do so would be antidilutive (in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004

Numerator:
Net loss	$(804)	$(767)	$(1,515)	$(1,531)

Denominator:
Weighted average shares	6,076	6,036	6,062	6,003

Basic and diluted net loss per share	$(0.13)	$(0.13)	$(0.25)	$(0.26)

Antidilutive securities not included in the computation of net loss per share:
Redeemable convertible preferred stock	1,055	55	1,055	55
Warrants to purchase common stock	159	187	159	187
Employee stock options	1,200	1,120	1,200	1,120
	2,414	1,362	2,414	1,362

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

NOTE 3. CHANGES IN STOCKHOLDERS’ EQUITY

During the nine months ended November 30, 2005, our stockholders’ equity changed as follows (in thousands):

			Additional
	Common stock		paid-in	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	capital	deficit	equity	loss

Balance at February 28, 2005	6,045	$1	$163,173	$(156,317)	$6,857
Exercise of stock options	11	—	7	—	7
Issuance of common stock for employee stock purchase program	26	—	109	—	109
Net loss	—	—	—	(1,515)	(1,515)	$(1,515)
Other comprehensive loss						—
Comprehensive loss						$(1,515)
Balance at November 30, 2005	6,082	$1	$163,289	$(157,832)	$5,458

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

•                  Intellectual Property Indemnity to Acquirors of Assets. In the May 2002 sale of our Asset Management software business to Computer Associates International, Inc., we agreed to indemnify Computer Associates for damages and costs incurred by it in connection with claims alleging that the software and technology we sold to them infringes the intellectual property rights of third parties. This indemnity will remain in effect until May 2007. Our maximum potential payment under this indemnity is $9.5 million.  In the sale of our Sun software resale business to FusionStorm, which closed in January 2006, we agreed to indemnify FusionStorm for damages and costs incurred by it in connection with claims alleging that the customer list we sold to them infringes the confidentiality or trade secret rights of third parties. This indemnity will remain in effect until March 2008, or in certain circumstances potentially until January 2010. Our maximum potential payment under this indemnity is $2.5 million.

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

The settlement provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants.  The amount our insurers would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs’ recovery from the underwriter-defendants and from other non-settling parties.  If the plaintiffs recover at least $1 billion from the underwriter-defendants, our insurers would have no liability for settlement payments under the terms of the settlement.  If the plaintiffs recover less than $1 billion, we believe our insurance will likely cover our share of any payments towards satisfying plaintiffs’ $1 billion recovery deficit.  Management estimates that its range of loss relative to this matter is zero to $3.5 million.  Presently there is no more likely point estimate of loss within this range.  As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of November 30, 2005, we have not accrued a liability for this matter.

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

NOTE 5.  NOTES PAYABLE

In August 2003, we issued a note payable to Silicon Valley Bank for proceeds of approximately $2.0 million. The note was payable in fixed monthly principal installments plus interest through September 2005.  In connection with the note payable, we issued a warrant to purchase 4,173 shares of our common stock at an exercise price of $11.90 per share.  The warrant was immediately exercisable and expires in August 2010.  We estimated the allocated fair value of such warrant at approximately $46,000, using the Black-Scholes valuation model with the following assumptions: expected volatility of 136%, risk-free interest rate of 4.01%, expected life of seven years and no dividends.  The value of the warrant was recorded as a debt discount and was amortized as interest expense using the effective interest method over the life of the note payable. The debt discount related to the warrant was fully amortized as of November 30, 2005.  As of November 30, 2005, the warrant had not been exercised.

In August 2003, we also entered into an equipment advance agreement with Silicon Valley Bank. The equipment advance agreement bears annual interest at the greater of the bank’s prime rate plus 1.00% or 5.50%.  The agreement provided for borrowings of up to $500,000 through August 2004 and was limited to equipment purchases.  We borrowed approximately $363,000 under this agreement and the interest rate at November 30, 2005 was 8%.  Monthly payments of interest only were payable through August 1, 2004, after which fixed monthly principal installments plus interest will be made through August 2006.

In September 2004, we entered into a second equipment advance agreement with Silicon Valley Bank.  This equipment advance agreement bears annual interest at the greater of 5.50% or the bank’s prime rate plus 1.00%. This second equipment advance allowed us to borrow up to $500,000 through August 1, 2005, solely to finance equipment purchases. We borrowed approximately $493,000 under this agreement and the interest rate at November 30, 2005 was 8%.  Monthly payments of interest only were payable through August 2005, after which fixed monthly principal installments plus interest will be made through August 2007.

In November 2005, we entered into a third equipment advance agreement with Silicon Valley Bank.  This new equipment advance agreement bears annual interest at the greater of 7.0% or the bank’s prime rate plus 1.00%. This third equipment advance allows us to borrow up to $500,000 through November 30, 2006, solely to finance equipment purchases. As of November 30, 2005, we had not borrowed under this agreement and the interest rate at that date was 8%.  Each advance is repayable over 24 monthly installments of principal plus interest, beginning the month after the advance is made.

All of this debt is collateralized by a senior security interest in substantially all of our assets.  We are also required to maintain compliance with certain financial covenants, with all of which we were in compliance at November 30, 2005.

Scheduled maturities of debt at November 30, 2005, are as follows (in thousands):

Years ending:
February 28, 2006	$107
February 28, 2007	337
February 29, 2008	124
$568

NOTE 6. ALLIANCES

Provision of Sales and Marketing Services to Software Spectrum for Resale of Third-Party Software

Prior to June 2001, we resold Sun Microsystems, Inc. Internet-related application software (marketed under the brands “Sun/Netscape Alliance” and “iPlanet”) and related maintenance services to end-users in North America under an agreement between us and Sun.  In June 2001, we signed an agreement with CorpSoft, Inc. (which merged with Software Spectrum, Inc. in 2002 and will be referred to hereafter as “Software Spectrum”) under which we transferred to Software Spectrum our Sun software resale business, including our agreement with Sun for resale of Sun software and maintenance services.  Software Spectrum assumed primary responsibility for resale of Sun software and related maintenance under its agreement with Sun (which has since been replaced by an agreement between Software Spectrum and Sun’s distributor).  Under the June 2001 agreement, we assisted Software Spectrum in its sales and marketing of the Sun software marketed under the brands “Sun ONE” and “Java Enterprise System,” as well as related maintenance, and also provided our SubscribeNet service to Software Spectrum to enable it to deliver that Sun software to its customers electronically. As part of this arrangement, Software Spectrum paid us a percentage of the gross profit derived from its sales of Sun software licenses and maintenance services, and reimbursed us for our cost in maintaining a team dedicated to sales of Sun software licenses and maintenance (included in the alliance and reimbursement revenue line item on our consolidated statements of operations).  The June 2001 agreement with Software Spectrum was part of our transition out of the business of generally reselling third-party software. At the time we announced this agreement, we also ceased reselling all third-party software except for a limited number of products that were complementary to our SubscribeNet service.

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

This contract accounted for more than 10% of our total revenues in our 2005 fiscal year and during the three and nine months ended November 30, 2005.

On August 1, 2005, we signed an updated alliance agreement with Software Spectrum.  Under the updated agreement, we continued to provide outsourced sales services and our SubscribeNet digital delivery service to Software Spectrum for Sun Java System and Sun ONE software.  Software Spectrum continued to pay us a percentage of the gross profit derived from its sales of Sun software licenses and maintenance.  However, under the updated agreement Software Spectrum stopped reimbursing us for our direct costs in maintaining a team dedicated to sales of Sun software licenses and maintenance.  Though the percentage of gross profit that Software Spectrum paid us increased in the updated agreement, this increase did not fully offset the elimination of Spectrum’s reimbursement of our direct costs.  Accordingly, we recognized a negative gross profit from our alliance and reimbursement revenues in the three months ended November 30, 2005.

Effective January 3, 2006, we sold our Sun software resale business to FusionStorm and, in connection with that asset sale, terminated our alliance agreement with Software Spectrum. We will no longer recognize any alliance and reimbursement revenues after January 3, 2006. We have signed a two-year SubscribeNet service agreement with FusionStorm, which will likely partially offset the decline in our online services and technology revenues that will result from the termination of our alliance agreement with Software Spectrum. However, fees under that new SubscribeNet service agreement with FusionStorm could be substantially less than we anticipate if sales of Sun Java Enterprise System and Sun ONE software by FusionStorm are lower than expected.  FusionStorm paid us $250,000 in consideration for our Sun software resale business, and will be required to pay us additional consideration of $200,000 if its gross profit from sales of certain Sun Microsystems software exceeds certain pre-established targets during the 12 months following completion of the asset sale.

During the fiscal year ended February 28, 2005 and for the period from March 1, 2005 to December 31, 2005, Intraware purchased from FusionStorm hardware products and services for approximately $182,000 and $256,000, respectively, in transactions not related to the sale of our Sun software resale business.  The consideration paid and payable by FusionStorm to Intraware for the Sun software resale business was determined as a result of arms-length negotiations between Intraware and FusionStorm.

NOTE 7. COMMON STOCK

Reverse Stock Split

At the close of business on September 26, 2005, we effected a one-for-ten reverse split of our common stock.  All share and per share information included in these unaudited condensed consolidated financial statements has been retroactively adjusted to reflect the reverse stock split.  Shares authorized and par value were not adjusted as they were not affected by the reverse stock split.

NOTE 8. PREFERRED STOCK

On November 9, 2005 we entered into a Series B Preferred Stock Purchase Agreement with Digital River, Inc., pursuant to which Digital River agreed to purchase 1,000 shares of our Series B Convertible Preferred Stock for an aggregate purchase price of $6.0 million representing an approximately 14% ownership stake, if converted, as of November 30, 2005.  Concurrently, we entered into an Investor Rights Agreement and a Standstill and Stock Restriction Agreement with Digital River.  The transaction closed on November 10, 2005.  Proceeds from the transaction were approximately $5.7 million, net of investment banking and legal fees.

Each share of Series B Convertible Preferred Stock is convertible into 1,000 shares of our common stock (subject to adjustment for stock splits and the like) at any time at the option of Digital River. In addition, each share of Series B Convertible Preferred Stock shall automatically convert into 1,000 shares of our common stock upon any transfer, except for transfers to an affiliate of Digital River. The Series B Convertible Preferred Stock is also entitled to a liquidation preference in connection with a liquidation event, including an acquisition of Intraware, and certain non-cumulative dividend rights. We also have certain redemption rights with respect to the Series B Convertible Preferred Stock if it has not been entirely converted to common stock by November 9, 2007.  The liquidation preference will be an amount per share equal to the greater of the purchase price plus all declared and unpaid dividends (if any) on such shares of the Series B Convertible Preferred Stock, or the amount per share that would have been payable had it been converted to common stock immediately prior to the liquidation event. The liquidation preference at November 30, 2005 is $6.6 million or, if greater, the market price of the common stock into which the Series B Convertible Preferred Stock is convertible immediately prior to a liquidation event.

Pursuant to the Investor Rights Agreement, Digital River may request, at any time beginning two years after the closing, that we file a registration statement on Form S-3 to register the shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock. Digital River may also request that we include its registrable securities in any registration initiated by us. In addition, this agreement provides that, after the execution of a strategic alliance agreement between us and Digital River and until Digital River owns less than 10% of our outstanding voting stock, Digital River will be entitled to designate a member of our Board of Directors.

Pursuant to the Standstill and Stock Restriction Agreement, Digital River may not acquire beneficial ownership of more than 15% of our voting power during the standstill period. The standstill period terminates when either Digital River owns less than 10% of our voting power or upon change of control of Intraware, or is suspended for those periods during which a third party has acquired more than 15% but less than 50% of our voting power, we enter into an agreement for a merger, asset sale or other transaction with a third party, or a third party commences a tender offer for our voting stock. This agreement also subjects Digital River’s right to transfer its shares (other than to affiliates) to a right of first refusal by us to purchase the shares. This agreement also imposes certain obligations on Digital River regarding quorum at stockholder meetings and dissenter’s rights.

NOTE 9.  RESTRUCTURING

During the three months ended November 30, 2005, we incurred a $41,000 restructuring charge related to severance payments made to employees who we terminated in connection with our sale of our Sun software resale business to FusionStorm.  We based the severance payments on the seniority of the respective employees and their stock options holdings. This charge is recorded against operations for the three months ended November 30, 2005.

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

We currently see a number of trends in the marketplace that are potentially important for our business. First, growth in the technology sector has improved over the past several quarters.  We have benefited from this trend as technology companies experiencing growth have been more willing to invest in technologies that support their own businesses.  However, with this growth have come inflationary pressures on energy and personnel costs, both of which are important components of our cost structure.  Second, there appears to be an increasing pace of mergers and acquisitions in the enterprise software sector. These consolidations pose both opportunities and risks for us, potentially leading either to growth in our contracts with those customers or to cancellation of customer contracts. Third, technology companies are increasingly outsourcing operational functions to reduce costs. Our services enable enterprise software companies to outsource key operational functions in a manner that we believe is financially compelling. Therefore, we may benefit from this outsourcing trend. Fourth, the use of hosted web-based applications, which in the past has been limited by concerns about speed, reliability and security, is now becoming more accepted among mainstream businesses, largely because of a desire for cost savings. This trend may benefit us because our SubscribeNet service and planned Digital Fastball service are hosted web-based applications.  This paragraph contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below).

Our management is focused on four key areas. The first is broadening our SubscribeNet service to meet expanding and more sophisticated requirements of the enterprise software industry for digital delivery management systems, including requirements for license management and delivery, management of channel partner relationships, and electronic commerce.  The second is taking advantage, through our planned Digital Fastball service, of the growing acceptance by non-technology businesses and individual consumers of the Internet as a medium for exchanging all types of digital files.  The third is leveraging our relationships with our strategic allies to reach new and larger customers for our SubscribeNet service. The fourth is to take advantage of the drive toward greater efficiency among large information technology companies, as evidenced by the increasing consolidation in that sector, by emphasizing the cost savings that can be realized through broad adoption of electronic software delivery and management.

We also face a number of key risks, which are described in the “Risk Factors” beginning on page 26 below.

We earn revenues and generate cash principally through recurring service fees charged for our SubscribeNet service, and professional services fees charged for customization of our SubscribeNet service.  Principal sources of revenue and cash also included, until August 1, 2005, cost reimbursement received for our sales and marketing services provided to Software Spectrum and, until January 3, 2006, our profit-sharing with Software Spectrum. Historically, we have also raised substantial amounts of cash through private stock placements.

We have incurred losses and negative cash flow from operations during each fiscal year since inception. For the three and nine months ended November 30, 2005, we slightly improved our net loss from the corresponding periods in the prior year, and reduced our negative cash flows from those prior-year periods.  However, our cash balances could nevertheless decline further.  Effective January 3, 2006, we terminated our sales alliance agreement with Software Spectrum, which accounted for more than 10% of our total revenues in the nine months ended November 30, 2005.  For the period between December 1, 2005 and January 3, 2006, we expect to have lower sales of Sun software and maintenance, and to earn lower margins on those sales under the sales alliance agreement, thereby decreasing our shared gross profit and SubscribeNet fees from Software Spectrum during that final month of the agreement. The preceding paragraph contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below).

We believe that the effects of our capital financings to date, of our past and current strategic actions to improve revenue, and of our ongoing cost controls, will be adequate to generate the cash resources we will need to fund our future operations.  However, if we fail to sufficiently increase our revenues or control spending, our business could be materially adversely affected.  The preceding paragraph contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below).

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

Effective January 3, 2006, we sold our Sun software resale business to FusionStorm in order to focus on our core digital delivery service business.  FusionStorm paid us $250,000 in consideration for these assets, and will be required to pay us additional consideration of $200,000 if its gross profit from sales of certain Sun Microsystems software exceeds certain pre-established targets during the 12 months following completion of the asset sale.

In connection with this asset sale, we terminated our sales alliance agreement with Software Spectrum. That sales alliance agreement accounted for substantially all of our alliance and reimbursement revenues, a significant portion of our online services and technology revenues, and more than 10% of our total revenues in the first three quarters of our 2006 fiscal year.  We will no longer recognize any alliance and reimbursement revenues after January 3, 2006. We have signed a two-year SubscribeNet service agreement with FusionStorm, which will likely partially offset the decline in our online services and technology revenues that will result from the termination of our sales alliance agreement with Software Spectrum. However, fees under that new SubscribeNet service agreement with FusionStorm could be substantially less than we anticipate if sales of Sun Java Enterprise System and Sun One software by FusionStorm are lower than expected.

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

Alliance and reimbursement revenue primarily relates to our recently terminated alliance agreement with Software Spectrum for sales and marketing services. This revenue consists of a percentage of the gross profit derived from Software Spectrum’s sales of the third-party software and maintenance for which we provided sales and marketing services, and, prior to August 1, 2005, reimbursement for the costs of maintaining a sales team dedicated to providing sales and marketing services to Software Spectrum for that third-party software and maintenance. This revenue was recognized as we provided the services to Software Spectrum.  On August 1, 2005, we signed an updated agreement with Software Spectrum.  Under the updated agreement, Software Spectrum paid us a higher percentage of the gross profit derived from its sales of Sun software licenses and maintenance.  However, Software Spectrum stopped reimbursing us for our direct costs in maintaining a team dedicated to sales of Sun software licenses and maintenance.  We terminated our alliance agreement with Software Spectrum effective January 3, 2006, in connection with the sale of our third-party software and maintenance resale business to FusionStorm.  That sale was completed on January 3, 2006.  We ceased recognizing alliance and reimbursement revenue on that date.

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

We also sell additional professional services related to SubscribeNet agreements.  Generally, these services do not provide stand-alone value to a customer, and accordingly, we defer recognition of that revenue until the go-live date for the professional services, similar to the manner in which we treat SubscribeNet service revenues as discussed above.  Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the completion of the professional services. Estimated customer life requires that we periodically estimate the projected life of our existing customers, based on historical information, such as customer renewal rates. A 10% increase in our estimated customer life during the three and nine months ended November 30, 2005, would have caused a net increase in our net loss of $6,000 and $8,000, respectively.

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

Costs of Deferred Revenue

We capitalize direct costs of revenues related to significant SubscribeNet service implementations and established professional services contracts associated with our SubscribeNet services.  Direct costs include compensation and payroll-related fringe benefits directly related to the time spent on significant implementation and professional services activities.  These costs are recognized over the longer of the remaining estimated customer life or the remaining contract term (see “Revenue Recognition” above). Costs associated with professional services involving significant new functionality for the SubscribeNet service that are partially or fully funded by customers but do not qualify as funded research and development activities are expensed as cost of revenues as incurred until a working model is delivered to the customer. Once a working model has been delivered, all additional direct costs are capitalized in the same manner discussed above. Any change in our revenue recognition estimates could result in corresponding changes to our recognition of costs of deferred revenues.  A 10% increase in our estimated customer life during the three and nine months ended November 30, 2005, would have caused a net increase in our net loss of $6,000 and $8,000, respectively.  At November 30, 2005, we had approximately $0.5 million in capitalized costs relating to deferred revenues.  We expense customer acquisition costs, including sales commissions, as incurred.

Stock-based Compensation

We account for stock-based compensation for our employees using the intrinsic value method presented in Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure Amendment of SFAS No. 123.” Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. For our fiscal quarter ended November 30, 2005, no stock-based compensation was recorded for stock options granted to our employees because the exercise price of all stock options granted to our employees was equal to the market price of the underlying stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised) “Share Based Payment” (SFAS No. 123R). The standard requires companies to value employee stock options and stock issued under employee stock purchase plans using the fair value based method on the grant date and record stock-based compensation expense. The fair value based models that companies are allowed to use can be different from the Black-

Scholes option-pricing model, which we currently use to calculate the pro forma effect on net income and earnings per share if we had applied SFAS No. 123 to employee option grants. Note 2 to our unaudited interim consolidated financial statements shows what the pro forma net loss and loss per share for the fiscal quarter ended November 30, 2005 and November 30, 2004, would have been if we had applied SFAS No. 123.  However, the actual impact to our results of operations upon adoption of the standard could materially differ from the pro forma information included in Note 2 to our unaudited interim consolidated financial statements due to differences in the option-pricing model used, estimates and assumptions required, and options to be included in the calculation upon adoption. The fair value based models require the input of highly subjective assumptions and do not necessarily provide a reliable single measure of the fair value of our stock options. In April 2005, the SEC issued a release which amends the compliance dates for SFAS No. 123R.  Accordingly, we will be required to adopt the new accounting provisions beginning in the first quarter of our fiscal year ending February 28, 2007.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses from our inability to collect required payments from our customers. When evaluating the adequacy of this allowance, we analyze specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customers’ payment history.  We may need to record increases to our allowance balances in the future.  At November 30, 2005, we had many accounts receivable balances and one large unbilled receivable balance.  Any dispute, early contract termination or other collection issue related to these receivable balances could have a material adverse impact on our financial condition or result of operations. At November 30, 2005, our unbilled receivable balance was $0.2 million. This balance relates to our Software Spectrum agreement (see “Revenue Recognition” above). There are no allowances for doubtful accounts related to this balance. This estimate involves management’s judgment, which takes into account Software Spectrum’s prior payment history, current credit-worthiness and overall business condition. Changes in the above factors could have a material impact on actual bad debts incurred.

Income Taxes

In conjunction with preparing our financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Given that we have incurred losses since inception and therefore have not been required to pay income taxes, we have fully reserved our deferred tax assets at November 30, 2005.  In the event that we are able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period that this is determined.

Results of Operations

Total Revenue

The following table sets forth the revenue, changes in revenue and percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the three months ended					For the nine months ended
	November 30, 2005			November 30, 2004		November 30, 2005			November 30, 2004
	Total	Change	% of Revenue	Total	% of Revenue	Total	Change	% of Revenue	Total	% of Revenue
Revenues:
Online services and technology	$2,320	$288	92%	$2,032	80%	$7,124	$1,497	84%	$5,627	70%
Alliance and reimbursement	203	(290)	8%	493	20%	1,308	(451)	16%	1,759	22%
Related party online services and technology	—	(4)	0%	4	0%	4	(538)	0%	542	7%
Software product sales	—	—	0%	—	0%	—	(42)	0%	42	1%
Total revenues	$2,523	$(6)		$2,529		$8,436	$466		$7,970

Combined online services and technology revenue results primarily from sales of our SubscribeNet services.  The online services and technology revenue increase during the three months ended November 30, 2005, as compared to the three months ended November 30, 2004, is primarily due to two factors: first, approximately $0.2 million in revenue recognized from new SubscribeNet customers whose go-live date was achieved between December 1, 2004, and November 30, 2005; and second, approximately $0.1 million in additional revenue recognized from expanded contracts with existing customers.  The online services and technology revenue increase during the nine months ended November 30, 2005, as compared to the nine months ended November 30, 2004, is primarily due to three factors: first, approximately $0.5 million in revenue recognized from new SubscribeNet customers whose go-live date was achieved between December 1, 2004, and November 30, 2005; second, approximately $0.5 million in revenue recognized from SubscribeNet customers whose go-live date was achieved between March 1, 2004, and November 30, 2004  in which we recognized a full nine months of revenue; and third, approximately $0.3 million in additional revenue recognized from expanded contracts with existing customers.  The related party online services and technology revenue decrease during the nine months ended November 30, 2005, resulted from our recognition of the remaining deferred revenue under our strategic alliance agreement with Zomax Incorporated, upon termination of that agreement in the prior year.  We expect our online services and technology revenue for our fiscal quarter ending February 28, 2006, to be slightly higher than those during the three months ended November 30, 2005, primarily due to our entry into SubscribeNet service agreements with new customers, including FusionStorm, and expansions of existing customer contracts.  However, our online services and technology revenues could decrease if our implementation of our SubscribeNet service for FusionStorm is not completed on time, or if SubscribeNet fees due from FusionStorm are at risk of being uncollectible, are reduced, or do not meet the criteria for revenue recognition.  The previous sentences are forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below).

Alliance and reimbursement revenue primarily relates to our recently terminated alliance agreement with Software Spectrum for sales and marketing services. This revenue consists of a percentage of the gross profit derived from Software Spectrum’s sales of Sun software and maintenance for which we provide sales and marketing services, and, prior to July 31, 2005, it also included reimbursement for the costs of maintaining a team dedicated to providing sales and marketing services to Software Spectrum for that third-party software and maintenance.  This alliance agreement with Software Spectrum accounted for more than 10% of our total revenue during the three and nine months ended November 30, 2005. The decrease in alliance and reimbursement revenue for the three and nine months ended November 30, 2005, was primarily due to a reduction of the cost reimbursement for maintaining our team dedicated to providing sales and marketing services for Software Spectrum, of $0.4 million and $0.5 million, respectively.  The reimbursement decrease was primarily due to the elimination of Software Spectrum’s reimbursement obligation under the sales alliance agreement as of August 1, 2005, as described above.   We expect our alliance and reimbursement revenues in our fiscal quarter ending February 28, 2006, to be significantly lower than those in our fiscal quarter ended November 30, 2005, primarily due to the termination or our sales alliance agreement with Software Spectrum effective January 3, 2006, in connection with the sale of our Sun Java Enterprise System and Sun ONE software resale business to FusionStorm. The previous sentence is a forward-looking statement that is subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below).

The decline in software product revenue for the nine months ended November 30, 2005, was due to our transition out of the business of reselling third-party software products and related maintenance.  We do not expect to recognize future revenues from our exited third-party resale business.  However, we may recognize future revenues from third-party product licenses and related services complementary to our SubscribeNet service, which we resell as part of a comprehensive ESDM solution.  The previous two sentences are forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below).

Costs and Expenses

The following table sets forth the costs and expenses, changes in costs and expenses and percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the three months ended					For the nine months ended
	November 30, 2005			November 30, 2004		November 30, 2005			November 30, 2004
	Total	Change	% of Revenue	Total	% of Revenue	Total	Change	% of Revenue	Total	% of Revenue

Total cost of revenues	$1,297	$146	51%	$1,151	46%	$4,292	$1,026	51%	$3,266	41%
Gross margin	1,226	(152)	49%	1,378	54%	4,144	(560)	49%	4,704	59%
Operating expenses:
Sales and marketing	712	(44)	28%	756	30%	1,989	(341)	24%	2,330	29%
Product development	303	(80)	12%	383	15%	888	(307)	11%	1,195	15%
General and administrative	1,040	(67)	41%	1,107	44%	2,886	88	34%	2,798	35%
Restructuring	41	116	2%	(75)	-3%	41	116	1%	(75)	-1%
Total operating expenses	$2,096	$(75)	83%	$2,171	86%	$5,804	$(444)	69%	$6,248	78%

Cost of Revenues

The increase in cost of revenues and decrease in margin percentage for the three months ended November 30, 2005, is primarily due to the $0.2 million increase in online services and technology cost of revenues. Approximately $0.1 million of this increase was due to variable support costs for higher bandwidth utilization rates and incremental investments in our SubscribeNet service infrastructure. In addition, approximately $0.1 million of this increase was due to additional costs associated with revenue recognized from our resale of third-party services complementary to our SubscribeNet service.

The increase in cost of revenues and decrease in margin percentage for the nine months ended November 30, 2005, is primarily due to the $1.1 million increase in online services and technology cost of revenues. Approximately $0.5 million of this increase was due to variable support costs for higher bandwidth utilization rates and incremental investments in our SubscribeNet service infrastructure. Approximately $0.2 million of this increase was due to additional costs associated with revenue recognized from services for third-party products complementary to our SubscribeNet service that we resold.  In addition, approximately $0.2 million of this increase was due to increased utilization of our product development teams in cost of revenues activities since November 2004.

Cost of revenues primarily consists of certain allocated costs related to our Internet connectivity, assets supporting cost of revenues, and customer support, as well as the costs associated with maintaining our team dedicated to helping Software Spectrum sell Sun software. Cost of revenues also consists of professional services personnel costs and the cost of third-party products and services sold.  When we were in the business of directly reselling third-party software products, we purchased those products at a discount from the third-parties’ established list prices according to standard reseller terms.  We expect total cost of revenues for the current full fiscal year to be higher than our fiscal year 2005 amounts.  We expect our gross profit margin related to alliance and reimbursement revenue for the fourth quarter of fiscal year 2006 to be consistent with that for the three months ended November 30, 2005.  We expect our gross profit margin percentage for the current full fiscal year to be lower than those for our fiscal year 2005. Our quarterly cost of revenues may fluctuate based on multiple variables including but not limited to revenue mix fluctuations, levels of professional services activities, infrastructure costs, and variable external support utilization rates, and we expect our margins to fluctuate accordingly. The previous sentences are forward-looking statements that are subject to risks and uncertainties. The actual mix of sales transactions and the timing of the transactions may cause our cost of revenues and gross profit margins to fluctuate materially from those anticipated (see “Risk Factors” beginning on page 26 below).

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, consulting, promotional materials, trade show expenses and certain allocated overhead costs.

Our sales and marketing expenses for the three months ended November 30, 2005, remained consistent with the prior year balance. The decrease in the dollar amount of our sales and marketing expenses for the nine months ended November 30, 2005, compared to the nine months ended November 30, 2004, is primarily due to decreases of approximately $0.3 million from outside services related to marketing and advertising as we utilize more in-house marketing resources.

We expect our sales and marketing expenditures in fiscal year 2006 to be approximately the same as those in fiscal year 2005.

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

The decrease in our product development expenses for the three and nine months ended November 30, 2005, compared to the three and nine months ended November 30, 2004, is due primarily to a decrease in our internal efforts on product development activities of approximately $0.1 million and $0.3 million, respectively. During the three and nine months ended November 30, 2005, the product development teams temporarily increased their focus on cost of revenues activities, as described in “Cost of Revenues” above.

We anticipate continuing to invest in additional functionality for our SubscribeNet service and underlying proprietary software. However, we expect those investments to fluctuate over time, and expect our product development expenses to fluctuate accordingly. We expect total product development expenditures in fiscal year 2006 to be slightly lower than those in fiscal year 2005. The previous sentences are forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below). We cannot give assurance that our product development efforts will result in new or improved products, features or functionality or that the market will accept the improvements to existing or new products, features or functionality developed.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for administrative and executive personnel, fees for professional services and certain overhead costs.

Our general and administrative expenses for the three and nine months ended November 30, 2005, remained consistent with the prior year balances.

We expect total expenditures in fiscal year 2006 to be approximately the same as our fiscal year 2005 levels. The previous sentence is a forward-looking statement that is subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below).

Interest Expense

For the three months ended November 30, 2005, interest expense was approximately $12,000, a decrease from $24,000 for the three months ended November 30, 2004.  For the nine months ended November 30, 2005, interest expense was approximately $47,000, a decrease from $79,000 for the nine months ended November 30, 2004.

Interest expense primarily relates to obligations under capital leases and notes payable.  The decrease in interest expense for the three and nine months ended November 30, 2005, is primarily due to the reduction of the principal balance on our notes payable.

Interest and Other Income and Expenses, Net

For the three months ended November 30, 2005, interest and other income and expenses, net was approximately a $78,000 credit, an increase from a $50,000 credit for the three months ended November 30, 2004.   For the nine months ended November 30, 2005, interest and other income and expenses, net was approximately a $192,000 credit, an increase from a $92,000 credit for the nine months ended November 30, 2004.

Interest and other income and expenses, net primarily relates to interest earned on our investment balances.  The increase in interest and other income and expenses, net for the three and nine months ended November 30, 2005, is primarily the result of increased investment balances due to our November 9, 2005 issuance of Series B Convertible Preferred Stock, a sustained cash balance from the prior year, and an increase in the interest rates in the current year.

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

Liquidity and Capital Resources

The following table presents our liquidity position at November 30, 2005 and 2004 (in thousands):

	For the nine months ended
	November 30, 2005	November 30, 2004

Cash and cash equivalents	$13,426	$10,145
Working capital	$11,531	$7,555
Net cash used in operating activities	$(979)	$(1,928)
Net cash used in investing activities	$(323)	$(352)
Net cash provided by financing activities	$5,265	$621

Our net cash used by operations was $1.0 million for the nine months ended November 30, 2005, an improvement from $1.9 million net cash used in operations in the nine months ended November 30, 2004. This improvement was primarily due to increased customer collections of approximately $0.8 million and reduced payroll related expenditures of $0.1 million during the nine months ended November 30, 2005.  Our ability to improve our uses of cash and generate continued positive cash flows in future periods will largely depend on our ability to increase the number of customers of our SubscribeNet service while increasing existing subscriptions through strong contract renewals. We expect our cash balances to fluctuate from time to time due to the timing of customer collections and vendor payments in the ordinary course of business.  The preceding portion of this paragraph contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below). It is also important for us to increase our current level of sales, and continue to control our operational and customer support costs in future periods.

Our net cash provided by financing activities was approximately $5.3 million for the nine months ended November 30, 2005.  This primarily resulted from the issuance of our Series B Convertible Preferred Stock to Digital River, netting proceeds of approximately $5.7 million. There were also principal payments on our notes payable of approximately $0.8 million.  These payments were partially offset by additional borrowings under our equipment advance agreement (see below) of $0.2 million, and by our issuance of approximately 37,000 shares of common stock in connection with our stock option and employee stock purchase plans for proceeds of approximately $0.1 million.

As of November 30, 2005, we have an agreement with Silicon Valley Bank under which we have three equipment advances outstanding.  The equipment advances bear annual interest rates of the greater of 1% in excess of the bank’s prime rate (7% at November 30, 2005) or 5.25%, 5.50% and 7%, respectively, and are payable in fixed monthly installments through September 2006, 2007 and December 2008, respectively.  At November 30, 2005, the interest rate for equipment advances was 8%.

All of our borrowings from Silicon Valley Bank are collateralized by a senior security interest in substantially all of our assets. The agreements also require us to comply with financial covenants, with which we were in compliance as of November 30, 2005. The agreements further restrict us from incurring or assuming additional indebtedness outside of the note payable and equipment advances, excluding trade payables and certain other liabilities incurred in the ordinary course of business.

Our net cash used in investing activities during the nine months ended November 30, 2005, was $0.3 million. This amount was comprised of our purchases of fixed assets. We paid for these equipment purchases from our cash and cash equivalents, but later drew down approximately $0.2 million under the above-mentioned second equipment advance agreement to finance these purchases. We used these fixed asset purchases primarily to upgrade and expand our SubscribeNet infrastructure and corporate information systems. We entered into the third equipment advance agreement on November 30, 2005. We will utilize it to finance additional fixed asset purchases at levels that approximate or are slightly higher than our prior year levels. The previous sentence is a forward-looking statement that is subject to risks and uncertainties, and actual results could differ materially from those anticipated (see “Risk Factors” beginning on page 26 below).

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

At November 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

The following table summarizes our debt and lease obligations at November 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). This table provides information through our year ending February 28, 2010, as we do not have any debt or lease obligations beyond that point.

	Payments due by period
	Total		Less than 1 Year	1-3 years (a)	3-5 years (b)
Long-term debt	$604	(c)	$118	$486	$—
Operating leases	1,962		130	1,566	266
	$2,566		$248	$2,052	$266

(a)          Includes payments from March 1, 2006 through February 28, 2009.

(b)         Includes payments from March 1, 2009 through February 28, 2010.

(c)          This amount includes approximately $36,000 in interest.

As of November 30, 2005, our Series A and Series B redeemable convertible preferred stock entitled its holders to liquidation preferences of $1.0 million and $6.6 million (or, if greater, the market price of the common stock into which the Series B Convertible Preferred Stock is convertible), respectively, in the event of Intraware’s liquidation.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

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

Our sales and marketing services arrangement with Software Spectrum, Inc. terminated on January 3, 2006, as part of our sale of our Sun software resale business.  As a result, we will no longer recognize alliance and reimbursement revenues after January 3, 2006.

Until January 3, 2006, we provided sales and marketing services to Software Spectrum to assist in its resale and marketing of Sun Java Enterprise System and Sun One software licenses and maintenance, under a Sales Alliance Agreement between us and Software Spectrum.  Under that agreement, Software Spectrum shared with us a portion of its gross profit from resales of licenses and maintenance for that Sun software, and paid us a SubscribeNet service fee for electronic delivery of that Sun software.  This agreement accounted for substantially all of our alliance and reimbursement revenues, a significant portion of our online services and technology revenues, and more than 10% of our total revenues in the first three quarters of our 2006 fiscal year.

Effective January 3, 2006, we sold our Sun software resale business to FusionStorm and, in connection with that asset sale, terminated our Sales Alliance Agreement with Software Spectrum.  We will no longer recognize any alliance and reimbursement revenues after January 3, 2006.  We have signed a two-year SubscribeNet service agreement with FusionStorm, which will likely partially offset the decline in our online services and technology revenues that will result from the termination of our Sales Alliance Agreement with Software Spectrum.  However, fees under that new SubscribeNet service agreement with FusionStorm could be substantially less than we anticipate if sales of Sun Java Enterprise System and Sun One software by FusionStorm are lower than expected.

The loss of one or more of our key customers could cause our revenue growth to slow or cause our revenues to decline.

A substantial portion of the revenues from our SubscribeNet service comes from a relatively small number of customers.  Our contracts with most of these customers are subject to renewal or cancellation annually.  If any of these customers elected to cancel their agreements with us, our revenue growth would likely slow or our revenues might decline.

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

We have incurred significant losses since we were formed in 1996, and have yet to achieve sustained profitability or positive cash flow.  As of November 30, 2005, we had an accumulated deficit of approximately $158 million.  Also, with the exception of our quarters ended November 30, 2002, and August 31, 2005, we have not achieved positive cash flow from operations since our formation in 1996.  We expect to report an overall cash usage from operations for our 2006 fiscal year.  Our operating history makes it difficult to evaluate whether or when we will be able to achieve sustained profitability or positive cash flow in the future.

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

We market our SubscribeNet electronic software and license delivery and management service principally to software companies.  However, many software companies have invested substantial personnel and financial resources in developing their own electronic software and/or license delivery systems, and therefore may be unwilling to migrate to and pay for an outsourced service. In addition, some software companies have adopted automatic update, or “phone home,” technology for delivering software updates, whereby an end-user’s computer automatically contacts the software company’s server to check whether updates are available and, if so, downloads and installs those updates. This method for delivering software updates could be viewed by our potential and existing customers as an alternative to our digital delivery technology, and therefore any increased adoption of this automatic update technology could hurt our business and results of operations.

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

We market primarily to software publishers, who generally demand that a service like ours meet high technological and functional standards.  To remain competitive in this market and meet the demands of current and prospective customers, we must continually adapt and upgrade our technology and functionality.  We are a small company with limited resources available for enhancing and expanding our services. If we do not respond quickly enough to changing industry standards or the demands of customers and potential customers, we will likely lose sales and market share to competitors and our growth prospects will be limited.  In addition, we could incur substantial costs to modify our services or infrastructure in order to adapt to changing standards and demands.  If we incur such costs but our sales fail to increase commensurately, we may not be able to achieve sustained profitability and positive operating cash flow.

Defects in our SubscribeNet service could diminish demand for the service and subject us to substantial liability.

Our service is complex, and may have errors or defects that users identify after they begin using it, which could harm our reputation and our business.  Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released.  Despite taking precautions to avoid errors, we have from time to time found defects in our service and new errors in our existing service may be detected in the future.  Since our customers use our service for important aspects of their business, any errors, defects or other performance problems with our service could hurt our reputation and may damage our customers’ businesses.  If that occurs, customers could elect not to renew their agreements with us, could be eligible for credits under our service level agreements, and could delay or withhold payment to us.  We could also lose future sales, or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

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

Our business has benefited from the tax laws of states in which purchases of software licenses are not taxable if the software is received only electronically.  Some such states are considering whether to change their laws to broaden the taxability of transactions fulfilled over the Internet.  Any new imposition of taxes on sales of software licenses, where the software is received electronically, could substantially harm demand for our services and thereby materially adversely affect our business, operating results and financial condition.  We have also benefited from implementing our services in Ireland, which offers tax advantages to software companies distributing their software from Ireland to other European countries.  Any regulatory change in Ireland or elsewhere that diminishes those advantages could harm our business.  Other changes in government regulations, in areas such as privacy and export compliance, could also require us to implement changes in our services or operations that increase our cost of doing business and thereby hurt our financial performance.

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

We believe we own the rights in, or have the rights required to use, our SubscribeNet technology.  However, there can be no assurance that this technology does not infringe the rights of third parties.  In addition, we take steps to verify that end-users who download our customers’ software through our SubscribeNet service are entitled to deploy and use that software.  However, there can be no assurance that this verification procedure will help us defend against claims by, or protect us against liability to, our customers whose software is downloaded.

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

Through our SubscribeNet service, we globally distribute software containing encryption technology and other technologies restricted by U.S. laws and regulations from exportation to certain countries, certain types of recipients, and certain specific end-users.  Our SubscribeNet solution incorporates automated procedures to help ensure that the software we deliver electronically is not downloaded in violation of U.S. export laws and regulations.  However, these procedures may not prevent unauthorized exports of restricted software in every case.  If an unauthorized export of software occurs through the SubscribeNet service and the U.S. government determines that we violated the U.S. export laws or regulations, we could be sanctioned under those laws or regulations.  Sanctions include fines, suspension or revocation of export privileges, and imprisonment.

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

The Financial Accounting Standards Board (“FASB”)’s adoption of Statement 123 (Revised 2004) will cause, and changes to existing accounting pronouncements or taxation rules or practices may cause, adverse revenue fluctuations and/or affect our reported results of operations and how we conduct our business.

In December 2004, the FASB adopted Statement 123 (Revised 2004), “Share-Based Payment,” which will require us to measure compensation costs for all employee stock-based compensation (including stock options and our employee stock purchase plan) at fair value and take a compensation charge equal to that value.  We will be required to adopt the provisions of SFAS No. 123R during our fiscal quarter beginning March 1, 2006.  This new accounting pronouncement will likely have a material effect on our reported financial results.  In addition, any future accounting pronouncements, taxation rules, and new interpretations of existing accounting pronouncements or taxation rules, could also have a significant effect on our reported results, including our reporting of transactions completed before the effective date of the change.

Recent legislation, especially the Sarbanes Oxley Act of 2002, requires that we evaluate our internal control structure.  While we believe we currently have adequate internal controls in place, this exercise has no precedent available by which to measure the adequacy of our compliance, and in addition it may cause our operating expenses to increase.

The Sarbanes-Oxley Act of 2002, the California Disclosure Act and newly proposed or enacted rules and regulations of the SEC and the National Association of Securities Dealers impose new duties on us and our executives, directors, attorneys and independent registered public accounting firms.  In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we are evaluating our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting.  We are performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act.  As a result, we are incurring additional expenses and diversion of management’s time and we may be required to hire additional personnel as well as to use additional outside legal, accounting and advisory services.  Any of these developments could materially increase our operating expenses and accordingly reduce our net income or increase our net losses.  While we anticipate being able to fully implement the requirements relating to internal control over financial reporting and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy.  If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq Stock Market and our reputation may be harmed.  Any such action could adversely affect our financial results and the price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At November 30, 2005, we had cash and cash equivalents of $13.4 million. We have not used derivative financial instruments in our investment portfolio during our 2005 fiscal year or the nine months ended November 30, 2005. We place our investments with high quality issuers, by policy, in an effort to limit the amount of credit exposure to any one issue or issuer.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 10, 2005, we sold 1,000 shares of our Series B Convertible Preferred Stock to Digital River, Inc. for an aggregate purchase price of $6,000,000.  Each share of Series B Convertible Preferred Stock is convertible into 1,000 shares of our common stock (subject to adjustment for stock splits and the like) at any time at the option of Digital River.  In addition, each share of Series B Convertible Preferred Stock shall automatically convert into 1,000 shares of our common stock upon any transfer, except for transfers to an affiliate of Digital River.  The Series B Convertible Preferred Stock is also entitled to a liquidation preference upon a liquidation event, such as an acquisition of Intraware, and certain non-cumulative dividend rights.  We also have certain redemption rights with respect to the Series B Convertible Preferred Stock if it has not been entirely converted to common stock by November 9, 2007.

We have agreed to file, upon Digital River’s request at any time beginning November 10, 2007, a registration statement to register the re-sale of the shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock.  Digital River may also request that we include its registrable securities in any registration that we initiate.

 The issuance of the Series B Convertible Preferred Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

The sale of Series B Convertible Preferred Stock to Digital River is described further in our Form 8-K dated November 9, 2005, filed with the Securities and Exchange Commission on November 15, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On September 8, 2005, we held our Annual Meeting of Stockholders. Below are the results of matters submitted to a vote at that meeting.

Proposal No. 1:     The stockholders elected each of the following persons as a Class I Director to hold office until the 2008 Annual Meeting of Stockholders or until earlier resignation or removal.

Director’s Name	Votes For	Votes Withheld

Peter F. Pervere	55,447,080	1,068,106

Bradley M. Shuster	55,510,944	1,004,242

The following directors were not subject to re-election at the Annual Meeting, and each such director’s term continued after the Annual Meeting:  Mark. B. Hoffman, Peter H. Jackson, Brendan A. McLoughlin and Raymond L. Ocampo Jr.

Proposal No. 2:  The stockholders authorized our Board of Directors to amend our Amended and Restated Certificate of Incorporation to effect a one-for-ten reverse split of our common stock on or before February 28, 2006, without further approval of the stockholders, upon a determination by the Board that such a reverse stock split is in the best interests of Intraware and its stockholders.  There were 55,387,627 votes for the proposal, 1,095,806 votes against the proposal, and 31,753 votes abstaining.

Proposal No. 3:  The stockholders ratified the Audit Committee’s appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending February 28, 2006.  There were 56,389,880 votes for the proposal, 95,741 votes against the proposal, and 29,565 votes abstaining.

ITEM 5. OTHER INFORMATION

Completion of Acquisition or Disposition of Assets

On January 3, 2006, we completed the sale to FusionStorm of certain assets relating to our Sun Microsystems, Inc. software resale business.  FusionStorm paid us $250,000 in consideration for these assets, and will be required to pay us additional consideration of $200,000 if its gross profit from sales of certain Sun Microsystems software exceeds certain pre-established targets during the 12 months following completion of the asset sale.  The consideration paid and payable by FusionStorm to Intraware for these assets was determined as a result of arms-length negotiations between Intraware and FusionStorm.   We will incur costs as a direct result of the asset sale.

During the fiscal year ended February 28, 2005 and for the period from March 1, 2005 to December 31, 2005, Intraware has purchased from FusionStorm hardware products and services for approximately $182,000 and $256,000, respectively, in transactions not related to the asset purchase described above.

This asset purchase is described further in our Form 8-K dated October 28, 2005, filed with the Securities and Exchange Commission on November 3, 2005.

Financial Statements and Exhibits

Unaudited Pro Forma Financial Information

(i)	Unaudited pro forma consolidated balance sheet for Intraware at November 30, 2005.
(ii)	Unaudited pro forma consolidated statement of operations for Intraware for the nine months ended November 30, 2005.
(iii)	Unaudited pro forma consolidated statement of operations for Intraware for its fiscal year ended February 28, 2005.
(iv)	Notes to the unaudited pro forma financial information.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

The following unaudited pro forma consolidated financial information gives effect to the sale of Intraware’s Sun Microsystems, Inc. software resale business (“Software Resale Business”) to FusionStorm.  This pro forma financial information is presented for illustrative purposes only, and is not necessarily indicative of the operating results and financial position that might have been achieved had the transaction described above occurred on the dates indicated, nor are they necessarily indicative of operating results and financial position which may occur in the future. The unaudited pro forma consolidated balance sheet at November 30, 2005, gives effect to the disposition of the Software Resale Business as if it occurred as of February 28, 2005. The unaudited pro forma consolidated statement of operations for the nine months ended November 30, 2005, gives effect to the disposition of the Software Resale Business as if it occurred as of March 1, 2005.  The unaudited pro forma consolidated statement of operations for the year ended February 28, 2005, gives effect to the disposition of the Software Resale Business as if it occurred as of March 1, 2004.

The unaudited pro forma consolidated financial information should be read in conjunction with Intraware’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005, filed with the SEC on April 22, 2005.

INTRAWARE, INC.
UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
(in thousands)
November 30, 2005

	Intraware Historical	Pro Forma Adjustments		Pro Forma
ASSETS
Current assets:
Cash and cash equivalents	$13,426	$188	(a)	$13,614
Accounts receivable, net	1,412	—		1,412
Costs of deferred revenue	404	—		404
Other current assets	362	—		362
Total current assets	15,604	188		15,792
Cost of deferred revenue, less current portion	88	—		88
Property and equipment, net	723	—		723
Other assets	116	—		116
Total assets	$16,531	$188		$16,719
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$383	$—		$383
Accounts payable	551	—		551
Accrued expenses	1,068	—		1,068
Deferred revenue	2,071	—		2,071
Related party deferred revenue	—	—		—
Total current liabilities	4,073	—		4,073
Deferred revenue, less current portion	217	—		217
Notes payable, less current portion	185	—		185
Total liabilities	4,475	—		4,475
Contingencies
Redeemable convertible preferred stock; $0.0001 par value; 10,000 shares authorized:
Series A; 552 at August 31 and February 28, 2005 (aggregate liquidation preference of $1,000 at November 30 and February 28, 2005)	897	—		897
Series B; 1 at November 30, 2005 (aggregate liquidation preference of $6,630 at November 30, 2005)	5,701	—		5,701
Total redeemable convertible preferred stock	6,598	—		6,598
Stockholders’ equity:
Common stock; $0.0001 par value; 250,000 shares authorized; 6,082 and 6,045 shares issued and outstanding at November 30 and February 28, 2005, respectively	1	—		1
Additional paid-in-capital	163,289	—		163,289
Accumulated deficit	(157,832)	188		(157,644)
Total stockholders’ equity	5,458	188		5,646
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$16,531	$188		$16,719

The accompanying notes are an integral part of these unaudited pro forma consolidated financial statements.

INTRAWARE, INC.
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)
For the nine months ended November 30, 2005

	Intraware Historical	Pro Forma Adjustments		Pro Forma

Revenues:
Online services and technology	$7,124	$(541	)(a)	$6,583
Alliance and reimbursement	1,308	(1,308	)(b)	—
Related party online services and technology	4	—		4
Total revenues	8,436	(1,849)		6,587
Cost of revenues:
Online services and technology	3,215	—		3,215
Alliance and reimbursement	1,077	(1,077	)(b)	—
Total cost of revenues	4,292	(1,077)		3,215
Gross profit	4,144	(772)		3,372
Operating expenses:
Sales and marketing	1,989	—		1,989
Product development	888	—		888
General and administrative	2,886	(21)		2,865
Restructuring	41	(41)		—
Total operating expenses	5,804	(62)		5,742
Loss from operations	(1,660)	(710)		(2,370)
Interest expense	(47)	—		(47)
Interest and other income and expenses, net	192	—		192
Net loss	$(1,515)	$(710)		$(2,225)
Basic and diluted net loss per share	$(0.25)			$(0.37)
Weighted average shares - basic and diluted	6,062			6,062

The accompanying notes are an integral part of these unaudited pro forma consolidated financial statements.

INTRAWARE, INC.
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)
For the year ended February 28, 2005

	Intraware Hitorical	Pro Forma Adjustments		Pro Forma
Revenues:
Online services and technology	$7,816	$(811	)(a)	$7,005
Alliance and reimbursement	2,431	(2,431	)(b)	—
Related party online services and technology	546	—		546
Software product sales	42	—		42
Total revenues	10,835	(3,242)		7,593
Cost of revenues:
Online services and technology	3,009	—		3,009
Alliance and reimbursement	1,523	(1,523	)(b)	—
Software product sales	37	—		37
Total cost of revenues	4,569	(1,523)		3,046
Gross profit	6,266	(1,719)		4,547
Operating expenses:
Sales and marketing	2,892	—		2,892
Product development	1,531	—		1,531
General and administrative	3,767	—		3,767
Restructuring	(75)	—		(75)
Loss on disposal of assets	47	—		47
Total operating expenses	8,162	—		8,162
Loss from operations	(1,896)	(1,719)		(3,615)
Interest expense	(101)	—		(101)
Interest and other income and expenses, net	139	—		139
Net loss	$(1,858)	$(1,719)		$(3,577)
Basic and diluted net loss per share	$(0.31)			$(0.59)
Weighted average shares - basic and diluted	6,013			6,013

The accompanying notes are an integral part of these unaudited pro forma consolidated financial statements.

INTRAWARE, INC.
NOTES TO THE UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

NOTE 1—Unaudited Pro Forma Consolidated Balance Sheet Adjustments

The unaudited pro forma consolidated balance sheet assumes that the sale of our Sun Java Enterprise System and Sun ONE software resale business (“Software Resale Business”) to FusionStorm occurred as of November 30, 2005. The asset purchase agreement between Intraware, Inc. (“Intraware”) and FusionStorm includes indemnifications by Intraware related primarily to any violation of a third party’s confidentiality or trade secret rights that may result from our sale or FusionStorm’s use of the customer list sold to FusionStorm as part of the Software Resale Business. Assumptions and adjustments to reflect the asset sale in the consolidated balance sheet include:

The table below reflects the estimated net proceeds and gain on sale of our Software Resale Business to FusionStorm (in thousands):

	Cash sales proceeds	$250
	Estimated costs resulting directly from the Sale including legal and accounting fees	(62)

(a)	Estimated net proceeds	$188

NOTE 2—Unaudited Pro Forma Consolidated Statement of Operations Adjustments

The pro forma adjustments to the unaudited pro forma consolidated statement of operations for the nine months ended November 30, 2005, eliminate the results of operations directly related to the Software Resale Business. For purposes of this pro forma statement, the sale of the Software Resale Business to FusionStorm is assumed to have occurred as of March 1, 2005. The statement does not include the gain on the disposal or the costs related to the sale.

(a)          Reflects the elimination of SubscribeNet revenue related to our Software Resale Business.

(b)         Reflects the elimination of alliance and reimbursement revenue and costs of revenue related to our Software Resale Business.

NOTE 3—Unaudited Pro Forma Consolidated Statement of Operations Adjustments

The pro forma adjustments to the unaudited pro forma consolidated statement of operations for the year ended February 28, 2005, eliminate the results of operations directly related to the Software Resale Business. For purposes of this pro forma statement, the sale of the Software Resale Business to FusionStorm is assumed to have occurred as of March 1, 2004. The statement does not include the gain on the disposal or the costs related to the sale.

(a)          Reflects the elimination of SubscribeNet revenue related to our Software Resale Business.

(b)         Reflects the elimination of alliance and reimbursement revenue and costs of revenue related to our Software Resale Business.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Intraware, Inc.
3.2(1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intraware, Inc.
3.3(2)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock

Exhibit Number	Description
3.4(3)	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock
3.5(1)	Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock
3.6(4)	Amended and Restated Bylaws of Intraware, Inc.
4.1(4)

Preferred Stock Rights Agreement, dated as of September 8, 2005, between Intraware, Inc. and Computershare Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively

10.1+	Asset Purchase Agreement dated October 28, 2005, between Intraware, Inc. and FusionStorm
10.2	Amendment One, dated January 2, 2006, to Asset Purchase Agreement between Intraware, Inc. and FusionStorm
10.3(3)	Series B Preferred Stock Purchase Agreement dated November 9, 2005, by and between Intraware, Inc. and Digital River, Inc.
10.4(3)	Investor Rights Agreement dated November 9, 2005, by and between Intraware, Inc. and Digital River, Inc.
10.5(3)	Standstill and Stock Restriction Agreement dated November 9, 2005, by and between Intraware, Inc. and Digital River, Inc.
10.6	Third Amendment, dated November 30, 2005, to Loan and Security Agreement between Intraware, Inc. and Silicon Valley Bank
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act — Peter H. Jackson
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act — Wendy A. Nieto
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

+	Confidential treatment has been requested for certain portions of this exhibit.

(1)	Incorporated by reference to Intraware’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005 (File
No. 000-25249), filed with the SEC on October 5, 2005.

(2)	Incorporated by reference to Intraware’s Current Report on Form 8-K dated April 2, 2001 (File No. 000-25249), filed with the SEC on April 13, 2001.

(3)	Incorporated by reference to Intraware’s Current Report on Form 8-K dated November 9, 2005 (File No. 000-25249), filed with the SEC on November 15, 2005.

(4)	Incorporated by reference to Intraware’s Current Report on Form 8-K dated September 12, 2005 (File No. 000-25249), filed with the SEC on September 12, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRAWARE, INC.

Date: January 6, 2006	By:	/s/ WENDY A. NIETO
Wendy A. Nieto
Chief Financial Officer and Executive Vice President of Intraware, Inc.

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Intraware, Inc.
3.2(1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intraware, Inc.
3.3(2)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
3.4(3)	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock
3.5(1)	Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock
3.6(4)	Amended and Restated Bylaws of Intraware, Inc.
4.1(4)

Preferred Stock Rights Agreement, dated as of September 8, 2005, between Intraware, Inc. and Computershare Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively

10.1+	Asset Purchase Agreement dated October 28, 2005, between Intraware, Inc. and FusionStorm
10.2	Amendment One, dated January 2, 2006, to Asset Purchase Agreement between Intraware, Inc. and FusionStorm
10.3(3)	Series B Preferred Stock Purchase Agreement dated November 9, 2005, by and between Intraware, Inc. and Digital River, Inc.
10.4(3)	Investor Rights Agreement dated November 9, 2005, by and between Intraware, Inc. and Digital River, Inc.
10.5(3)	Standstill and Stock Restriction Agreement dated November 9, 2005, by and between Intraware, Inc. and Digital River, Inc.
10.6	Third Amendment, dated November 30, 2005, to Loan and Security Agreement between Intraware, Inc. and Silicon Valley Bank
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act — Peter H. Jackson
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act — Wendy A. Nieto
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

+	Confidential treatment has been requested for certain portions of this exhibit.

(1)	Incorporated by reference to Intraware’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005 (File
No. 000-25249), filed with the SEC on October 5, 2005.

(2)	Incorporated by reference to Intraware’s Current Report on Form 8-K dated April 2, 2001 (File No. 000-25249), filed with the SEC on April 13, 2001.

(3)	Incorporated by reference to Intraware’s Current Report on Form 8-K dated November 9, 2005 (File No. 000-25249), filed with the SEC on November 15, 2005.

(4)	Incorporated by reference to Intraware’s Current Report on Form 8-K dated September 12, 2005 (File No. 000-25249), filed with the SEC on September 12, 2005.