Form 10-K
period 2006-02-28
INTRAWARE INC
filed 2006-04-21
CIK 1025134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2006

       ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-25249

Intraware, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	68-0389976
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

25 Orinda Way
Orinda, California    94563
(Address of Principal Executive Offices including Zip Code)

(925) 253-4500
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value per share
(Title of Class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES    ☐        NO    ☒

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES    ☐        NO    ☒

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    ☒        NO    ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.    ☒

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐          Accelerated filer    ☐          Non-accelerated filer    ☒

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

      The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, is $14,544,533. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

      As of April 18, 2006, the registrant had outstanding 6,124,102 shares of common stock.

     PDF provided as courtesy

EXPLANATORY NOTE

This annual report on Form 10-K contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements. Actual results and the timing of events could differ materially from those projected in the forward-looking statements as a result of known and unknown factors, including the risk factors in item 1A below and other factors discussed elsewhere in this annual report. We have identified many of these forward-looking statements for your convenient reference, although we do not claim to have identified all of them.

"Intraware" and "SubscribeNet" are registered trademarks or service marks of Intraware.  This annual report also refers to other trademarks of Intraware and trademarks of other companies.

Intraware, Inc., was incorporated in August 1996 under the laws of the State of Delaware. In this annual report, Intraware, Inc. is sometimes referred to as "the Registrant," "the Company," "Intraware," "we," "our" and "us." The mailing address for our headquarters is 25 Orinda Way, Orinda, California 94563, and our telephone number at that location is (925) 253-4500. Intraware can also be reached through our web site http://www.intraware.com .

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

We also offer complementary services, including license management, e-commerce, and on-demand physical fulfillment through our alliances with companies including Digital River and Nexstra.

Demand for ESDM Services

We believe that demand for electronic software distribution is driven by a number of factors, including:

  Cost Savings by Software Providers. Through electronic delivery, software providers can significantly reduce manufacturing and distribution costs associated with creating, duplicating and shipping CDs, diskettes and packaging.
  Entitlement Management and Licensing.   ESDM enables software providers and end-users to manage software entitlements and electronically generate and deliver licenses, helping software providers maximize revenues and helping customers quickly and easily ensure license compliance in dynamic environments.
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
  Regulatory Compliance. By automatically providing third-party confirmation of software availability, ESDM can help software finance departments document compliance with delivery requirements under software revenue recognition rules. An ESDM service can also screen software downloads worldwide for compliance with U.S. export controls.

SubscribeNet ESDM Service

Our central offering is the SubscribeNet ESDM service. SubscribeNet is an integrated web-based solution that enables software providers and their channel partners to distribute software releases online, manage licensing and entitlement across their global customer base, track and report deliveries and download activity, and manage export compliance. Software providers use the SubscribeNet service to help reduce costs associated with manufacturing, packaging and distributing CDs, automate and simplify licensing processes, provide sales tax advantages to their end-users in certain states, increase customer retention and maintenance renewal rates, generate data on their end-users' use of their software, accelerate delivery of software to their end-users, and enhance export and revenue recognition compliance.

Revenues associated with our SubscribeNet service comprised approximately 87%, 77%, and 66% of our revenues in our 2006, 2005 and 2004 fiscal years, respectively.

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

  Entitlement Management. Software providers can manage relationships among the products in their catalogs, the various releases of those products, and the files that comprise each such release. Software providers can assign entitlements for any combination of those items to their customers and individual end-users. Entitlements can be assigned in the SubscribeNet service through our extended license generation solution, or directly from the software provider's order processing, customer relationship management (CRM), e-commerce or licensing system, and can be time-limited to match the duration of customer maintenance contracts.

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

  Channel Management.  Our Channel Manager module enables software providers to extend some or all of the benefits of the SubscribeNet service to their resellers and their resellers' end-users, while keeping confidential data segregated among the software provider and its various resellers.

  Focus and Expertise. For the past 9 years, Intraware has focused on creating ESDM solutions for the enterprise software marketplace. This focus has enabled us to develop domain expertise and technology in the ESDM field that we believe differentiates us from other ESDM providers.

Customers

As of April 18, 2006, 53 software providers subscribed to the SubscribeNet service. These include companies whose main business is providing software, companies that distribute software as a secondary business, and companies that resell software. Eight of those customers each accounted for 5% or more of our Online services and technology and Related party online services and technology revenue during our 2006 fiscal year. One of our customers, Software Spectrum, Inc., accounted for more than 10% of our total revenue during our 2006 fiscal year (see "Risk Factors" in item 1A, and Note 2 of our "Notes to Consolidated Financial Statements" in Item 8 below).

Sales

Direct Sales of SubscribeNet ESDM Service

We typically sell the SubscribeNet service on a subscription basis, charging a service fee for a fixed period of time.

We sell our SubscribeNet service primarily through a direct sales force dedicated to our SubscribeNet business. We have established direct sales offices for our SubscribeNet sales at our headquarters in Orinda, California, and in Boston, Massachusetts. Each SubscribeNet sales representative has a territory that he or she covers through telecommunications and in-person sales calls. The sales cycle for these services is typically lengthy because our sales efforts must target the prospective customer's senior personnel across multiple departments.

Sales of SubscribeNet ESDM Service through Strategic Alliances

We maintain a number of strategic alliances intended to complement our direct sales efforts and broaden sales of our SubscribeNet service.

  Agreement with Hewlett-Packard.   Hewlett-Packard Company ("HP") is a reseller of our SubscribeNet service through its Software Publisher Services division.  HP's Software Publisher Services division has provided a global business process outsourcing solution for multiple aspects of software publishing and distribution for more than 30 years.  Under our agreement, HP has the right to market and resell the SubscribeNet solution with its suite of outsourced services. Customers who purchase the SubscribeNet solution through HP contract directly with HP. HP pays us for services as they are provided to customers. The agreement automatically renews for a one-year term in September, subject to either party's right to cancel a renewal.  We describe the relationship between HP and Intraware further in Note 2 of our "Notes to Consolidated Financial Statements" in Item 8 below.

  Agreement with Zomax.   Zomax Incorporated, a leading international outsource provider of supply chain management services, is a reseller of the SubscribeNet service.  Customers who purchase the SubscribeNet solution through Zomax contract directly with Zomax. Zomax pays us for services as they are provided to customers. The agreement automatically renews for a one-year term each April, subject to either party's right to cancel upon 60 days' notice prior to renewal.  We describe the relationship between Zomax and Intraware further in Note 2 of our "Notes to Consolidated Financial Statements" in Item 8 below.

  Referral Arrangements for SubscribeNet Sales. We also maintain various other referral arrangements under which we pay fees to companies that refer new SubscribeNet customers to us.

Sales Outside the United States

Approximately $1.4 million of our total revenue for the year ended February 28, 2006, $1.2 million of our total revenue for the year ended February 28, 2005, and $0.7 million of our total revenue for the year ended February 29, 2004, was from sales to companies based outside the United States of America.  All of this revenue was categorized as Online services and technology revenue.  These foreign sales accounted for approximately 13% of our total revenue and 14% of our Online services and technology revenue for the year ended February 28, 2006, 11% of our total revenue and 15% our Online services and technology revenue for the year ended February 28, 2005, and 6% of our total revenue and 10% Online services and technology revenue for the year ended February 29, 2004.

Total Annual Contract Value

We track a metric for our SubscribeNet service business that we call "total annual contract value."  We use this metric to approximate what the total ongoing annual SubscribeNet service fees would be under our existing contracts with our customers, assuming all those contracts renewed on their current terms and, in the case of variable-fee contracts, the customers maintained the same level of fee-generating activity as they had in the prior twelve months.  (We cannot guarantee that those assumptions will be true, as we describe further below.)  We define "total annual contract value" as, on any given date, the aggregate annual service fees paid or expected to be paid by our customers for services we have contracted to provide during the then-current annual periods of the customers' respective contracts with us. To be included in total annual contract value, service fees must be either contractually required to be paid, or expected to be paid based on a minimum 12-month history of prior charges and payments that were not required by contractual minimums.  Total annual contract value includes amounts that have been recognized as revenue as well as amounts that may be recognized as revenue in the future.

As of April 18, 2006, the total annual contract value of our SubscribeNet service customer base was $9.8 million. The total annual contract value of our SubscribeNet service customer base as of March 31, 2005, was $7.9 million.

We caution that total annual contract value is not necessarily indicative of current revenues or of future revenues in any given fiscal period, and should not be relied upon to assess our financial condition.  In addition to the "Risk Factors" in item 1A, factors that could cause differences between total annual contract value and revenues include unexpected contract terminations, reductions in customer activity, the application of our revenue recognition policies described under "Critical Accounting Policies and Estimates: Revenue Recognition" in Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operation") and under "Revenue Recognition" in Note 1 of "Notes to Consolidated Financial Statements" in Item 8 below, and the occurrence of any contingencies that make deferral of revenue recognition appropriate under any given contract.  We also caution that total annual contract value is different from backlog.  Backlog typically excludes amounts already recognized as revenue, while total annual contract value may include amounts already recognized as revenue for portions of the current annual terms of our existing SubscribeNet contracts.  In addition, total annual contract value includes fees that are paid, payable or expected for the current annual terms of our existing SubscribeNet contracts, even if we expect to provide the related services after our current fiscal year.

Marketing

Our central marketing goals are to attract and retain customers for our services. We target our marketing efforts to senior personnel across multiple departments in software companies and other mid-sized and large corporations. We use an integrated approach of targeted advertising; direct mail, email and online promotions; interactive web-based seminars, or "webinars;" event sponsorships; trade shows; brand-awareness campaigns; and regular meetings with existing customers to stimulate demand for our services, generate sales leads and maintain customer relationships.

We employ a variety of tools to achieve our marketing goals. Our print and online advertising campaigns are designed to target senior personnel across multiple departments in software companies, and educate them on our products and services. Our direct mail, email and online promotions are designed to highlight specific benefits of our services and offer limited-time incentives to enter into purchase or evaluation agreements.  In our webinars, our senior executives and other panelists who may include independent IT analysts, senior executives of our customers and partners, and other industry experts, educate prospective customers on ESDM and other topics relevant to our business. We also use trade shows, event sponsorships, and regional marketing to target key audiences, expand our customer base and heighten awareness of the "Intraware" brand.

We also hold user conferences and periodic meetings with our customers to educate them on our service offerings, gather feedback from them about our services, and learn about their evolving requirements.

Competition

The ESDM market is rapidly evolving and intensely competitive, and we expect competition to increase in the future. Our primary competition comes from two sources: 1) Our potential customers, including software companies and other companies that distribute software or digital goods, who choose to develop an in-house alternative to the SubscribeNet service; and 2) other providers of outsourced electronic software delivery services. A number of these competitors historically have provided related services, such as e-commerce services, replication and distribution of physical media such as CDs, or product lifecycle management solutions, but have begun providing electronic software delivery services. We expect this trend to continue as the demand for digital software delivery increases.

The principal competitive factors in our industry include:

    the performance, features and functionality of an ESDM solution;

    the comprehensiveness of the services offered by the ESDM provider, such as integration with licensing and physical fulfillment solutions;

    the cost of a provider's ESDM solution versus the cost of competing ESDM solutions or the cost to a potential customer of building, deploying and maintaining an alternative service in-house;

    the ESDM provider's experience in and focus on providing ESDM services;

    the ESDM provider's track record of successful project implementations;

    positive references by the ESDM provider's existing customers; and

    the openness of an ESDM solution's architecture and the ease with which it integrates with major customer relations management, order processing and enterprise resource planning systems used by software providers.

We believe we compete effectively as to all of these factors, and that our principal advantages include:

    our relatively senior position as one of the first ESDM service providers;

    the depth and breadth of features and functionality of an ESDM solution;

    our high-capacity, high-availability network that enables us to deliver enterprise-class software applications rapidly and securely;

    the broad suite of services that we offer;

    the price of our solution, particularly compared with the cost to software providers of developing and maintaining an alternative service in-house;

    our strong track record of successful project implementations;

    existing customers who are willing to provide positive references;

    the flexibility of our solution, which is easily customized and integrated with customers' ERP, CRM and licensing systems; and

    our suite of administrative and reporting tools that add value for software companies and their end-users.

Nevertheless, we face a number of competitive challenges. A key challenge is resistance from software companies that determine, for perceived strategic reasons or based on their cost assessments, that they do not wish to outsource electronic software delivery. Another significant challenge is our focus on ESDM, and our reliance on third-party alliances for key ancillary services. While we believe our focus has enabled us to offer a superior ESDM solution to our competitors, and our integration with strong ancillary solutions addresses a broad set of customer needs, some prospective customers prefer this set of solutions to be supported by a single provider.  A third fundamental challenge is our small size. Some large software providers prefer to outsource services to larger suppliers with greater resources.

In addition, many of our competitors have longer and more profitable operating histories than ours. They may also have significantly greater financial and other resources, wider name recognition, and a larger installed base of customers (including non-ESDM customers) than we have. They also may be able to devote greater resources to the development, promotion and sale of their products than we can, which would allow them to respond more quickly to new or emerging technologies and changes in customer requirements. Further, many of our competitors have existing relationships with divisions of our current or potential customers, and may be able to leverage their existing relationships to discourage these customers from purchasing additional services or products from us, or persuade these customers to replace our services or products with their own.

Intellectual Property, Proprietary Rights and Licenses

Our future success depends in part on our technology and proprietary rights. We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, and other methods to protect our proprietary rights. Although we seek to take advantage of available intellectual property protections, we believe factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, and reliable product maintenance are most essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to ours.

To date, we own three U.S. patents on electronic commerce technologies, expiring in July 2016, September 2017, and February 2018, respectively. In addition, we have eight patent applications pending in the United States on our SubscribeNet ESDM technology. We plan to file additional patent applications on our SubscribeNet ESDM technology during the current fiscal year.

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

We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, it may be possible for unauthorized parties to copy certain portions of our products or services, or reverse-engineer or obtain and use information that we regard as proprietary. There can be no assurance that the steps we take will prevent misappropriation of our technology, particularly in foreign countries where laws may not protect our proprietary rights as fully as in the United States.

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

Employees

As of April 18, 2006, we had 50 employees, including part-time employees. None of our employees is represented by a labor union. We have experienced no work stoppages and consider our relations with our employees to be good.

ITEM 1A.        RISK FACTORS

You should carefully consider the risks described below before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones facing Intraware. Additional risks and uncertainties presently unknown to us, or that we do not currently believe are important to an investor, may also harm our business operations. If any of the events, contingencies, circumstances or conditions described in the following risks actually occur, our business, financial condition and results of operations could be seriously harmed. If that occurs, the trading price of our common stock could decline, and you may lose part or all of your investment.

We have a history of losses and negative cash flow, and we have yet to achieve sustained profitability or positive cash flow.

We have incurred significant losses since we were formed in 1996, and have yet to achieve sustained profitability or positive cash flow. As of February 28, 2006, we had an accumulated deficit of approximately $158 million. Also, with the exception of our quarters ended November 30, 2002, and August 31, 2005, we have not achieved positive cash flow from operations since our formation in 1996. We expect to report an overall cash usage from operations for our 2007 fiscal year. Our operating history makes it difficult to evaluate whether or when we will be able to achieve sustained profitability or positive cash flow in the future.

The market for our SubscribeNet electronic software and license delivery and management service is immature and volatile. If the market for our service does not develop, or develops more slowly than we expect, our business will be harmed.

The market for hosted digital delivery services is relatively unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of companies, large and small, to increase their use of hosted digital delivery services. If companies do not increase their use of hosted digital delivery services, our operating results will be hurt. In addition, in this unproven market, we have limited insight into trends that may develop and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

We market our SubscribeNet electronic software and license delivery and management service principally to software companies. However, many software companies have invested substantial personnel and financial resources in developing their own electronic software and/or license delivery systems, and therefore may be unwilling to migrate to and pay for an outsourced service. In addition, some software companies have adopted automatic update, or "phone home," technology for delivering software updates, whereby an end-user's computer automatically contacts the software company's server to check whether updates are available and, if so, downloads and installs those updates. This method for delivering software updates could be viewed by our potential and existing customers as an alternative to our digital delivery technology, and therefore any increased adoption of this automatic update technology could hurt our business and results of operations.

Further, some companies may be reluctant to use either our SubscribeNet delivery services because they are concerned about the security capabilities of these services.

Provisions of our charter documents could make it more difficult for a third party to acquire us, even if the offer may be considered beneficial by our stockholders, which could depress the trading price of our common stock.

Our charter documents contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:

  establish a classified board of directors so that not all members of our board are elected at one time;
  require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and bylaws;
  authorize the issuance of "blank check" preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt;
  prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
  provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and
  establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on merger, business combinations and other transactions between us and holders of 15 percent or more of our common stock.

The loss of one or more of our key customers could cause our revenue growth to slow or cause our revenues to decline.

A substantial portion of the revenues from our SubscribeNet service comes from a relatively small number of customers. Our contracts with most of these customers are subject to renewal or cancellation annually. If any of these customers elected to cancel their agreements with us, our revenue growth would likely slow and our revenues could decline.

Mergers and acquisitions in the technology sector could harm us by causing cancellation of customer contracts where our customers are acquired, or by strengthening our competitors.

In recent years, there has been an increase in mergers and acquisitions among technology companies. This trend poses risks for us. First, our customers are technology companies, and any acquisitions of our customers could lead to cancellation of our contracts with those customers by the acquiring companies. Second, our competitors also are technology companies. Any acquisitions of other companies by our competitors, or acquisitions of our competitors by other companies, are likely to result in larger and stronger companies competing against us. Either of these types of events could reduce our revenue through loss of existing customers, or reduce our margins through increased price competition.

Competition from other electronic delivery and licensing providers, and potential customers' development of their own electronic delivery and/or licensing systems, could limit our revenue growth and reduce our gross margins.

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

Our sales and marketing services arrangement with Software Spectrum, Inc. terminated on January 3, 2006. As a result, we will no longer recognize alliance and reimbursement revenues after January 3, 2006.

Until January 3, 2006, we provided sales and marketing services to Software Spectrum to assist in its resale and marketing of Sun Java Enterprise System and Sun One software licenses and maintenance, under a Sales Alliance Agreement between us and Software Spectrum. Under that agreement, Software Spectrum shared with us a portion of its gross profit from resales of licenses and maintenance for that Sun software, and paid us a SubscribeNet service fee for electronic delivery of that Sun software. This agreement accounted for substantially all of our alliance and reimbursement revenues, a significant portion of our online services and technology revenues, and more than 10% of our total revenues in our 2006 fiscal year.

Effective January 3, 2006, we terminated our Sales Alliances Agreement with Software Spectrum We have signed a two-year SubscribeNet service agreement with FusionStorm to provide ESDM services for their SunOne product sales, which we expect will partially offset the decline in our online services and technology revenues. The company does not expect to offer sales and marketing services in the future to other customers as part of the SubscribeNet offering. We will no longer recognize any alliance and reimbursement revenues after January 3, 2006.

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

We market primarily to software publishers, who generally demand that a service like ours meet high technological and functional standards. To remain competitive in this market and meet the demands of current and prospective customers, we must continually adapt and upgrade our technology and functionality. We are a small company with limited resources available for enhancing and expanding our services. If we do not respond quickly enough to changing industry standards or the demands of customers and potential customers, we will likely lose sales and market share to competitors and our growth prospects will be limited. In addition, we could incur substantial costs to modify our services or infrastructure in order to adapt to changing standards and demands. If we incur such costs and our sales fail to increase commensurately, we may not be able to achieve sustained profitability and positive operating cash flow.

Defects in our SubscribeNet service could diminish demand for the service and subject us to substantial liability.

Our service is complex, and may have errors or defects that users identify after they begin using it, which could harm our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. Despite taking precautions to avoid errors, we have from time to time found defects in our service and new errors in our existing service may be detected in the future. Because our customers use our service for important aspects of their business, any errors, defects or other performance problems with our service could hurt our reputation and may damage our customers' businesses. If that occurs, customers could elect not to renew their agreements with us, could be eligible for credits under our service level agreements, and could delay or withhold payment to us. We also could lose future sales, or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable, or the expense and risk of litigation.

Interruptions or delays in service from our third-party Web hosting facilities, or in our relationships with third party hardware and software vendors, could impair the delivery of our service and harm our business.

We provide our service through computer hardware that is currently located in a third-party Web hosting facilities in Santa Clara, California operated by SAVVIS Communications, and in Ireland operated by Data Electronics. We do not control the operation of these facilities, and they are subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. While physical security measures are in place, they are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at the facilities, the occurrence of a natural disaster, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in our service. In addition, the failure by either facility to provide our required data communications capacity could result in interruptions in our service. We have an agreement with SBC E-Services, an affiliate of SBC Communications, Inc., to provide access to a geographically remote disaster recovery facility that would provide us access to hardware, software and Internet connectivity in the event the SAVVIS facility becomes unavailable. Even with this disaster recovery arrangement, however, our service would be interrupted during the transition. Any damage to, or failure of, our systems could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business will be harmed if our customers and potential customers believe our service is unreliable.

In addition, to a significant degree, we rely on various third-party software applications and hardware to deliver our service. If we experience disruptions in those vendor relationships and those software and hardware components become unavailable to us, or unavailable on commercially reasonable terms, our service could be interrupted and/or damaged, causing harm to our customer relationships, our reputation, and our overall business.

Viruses may hinder acceptance of Internet-based digital delivery, which could in turn limit our revenue growth.

The proliferation of software viruses is a key risk that could inhibit acceptance by information technology professionals of Web-based delivery of digital goods. Any well-publicized transmission of a computer virus by us or another company using digital delivery could deter information technology professionals from using-and deter software providers from outsourcing-digital delivery, thereby adversely affecting our business. Our SubscribeNet service enables our customers to upload their software products directly onto our systems for downloading by their end-users. Our systems automatically scan our customers' software products for known computer viruses on an ongoing basis while they are on our systems. However, it is possible that, in spite of those periodic virus scans, our system could transmit the virus to one or more end-users. Any such virus transmission could result in disputes, litigation and negative publicity that could adversely affect our business and our stock price.

If our security measures are breached and unauthorized access is obtained to a customer's data, our service may be perceived as not being secure and customers may curtail or stop using our service.

Our service involves the storage and transmission of customers' proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to one of our customers' data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers.

Additional government regulations may harm demand for our services and increase our costs of doing business.

Our business has benefited from the tax laws of states in which purchases of software licenses are not taxable if the software is received only electronically. Some such states are considering whether to change their laws to broaden the taxability of transactions fulfilled over the Internet. Any new imposition of taxes on sales of software licenses, where the software is received electronically, could substantially harm demand for our services and thereby materially adversely affect our business, operating results and financial condition. We also have benefited from implementing our services in Ireland, which offers tax advantages to software companies distributing software from Ireland to other European countries. Any regulatory change in Ireland or elsewhere that diminishes those advantages could harm our business. Other changes in government regulations, in areas such as privacy and export compliance, could also require us to implement changes in our services or operations that increase our cost of doing business and thereby hurt our financial performance.

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

    Claims by our customers' competitors alleging that our customers' software, which we store and electronically deliver for our customers, infringes those competitors' intellectual property rights (our customers would typically be required to defend and indemnify us against such claims, but the claims could nevertheless disrupt our business);

    Claims that our use of the name Intraware violates the rights of other entities that are using the same name. We are aware that certain other companies are using the name "Intraware" as a company name or as a trademark or service mark. While we have received no notice of any claims of trademark infringement from any of those companies, we cannot assure you that these companies may not claim superior rights to "Intraware" or to other marks we use; or

    Claims by our customers that we delivered their software to unauthorized third parties, thereby infringing our customers' intellectual property rights.

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

These intellectual property claims could be made for patent, copyright or trademark infringement or for misappropriation of trade secrets. They could be made directly against us, or indirectly through our contractual indemnification obligations to our customers and channel partners. Any claims could result in costly litigation and be time-consuming to defend, divert management's attention and resources, or cause delays in releasing new or upgrading existing services. Royalty or licensing agreements, if required, may be available only on onerous terms, if at all. Although we carry general liability insurance, our insurance may not cover all potential claims or may not be adequate to protect us from all liability that may be imposed.

We believe we own the rights in, or have the rights required to use, our SubscribeNet technology. However, there can be no assurance that this technology does not infringe the rights of third parties. In addition, we take steps to verify that end-users who download our customers' software through our SubscribeNet service are entitled to deploy and use that software. However, there can be no assurance that this verification procedure will help us defend against claims by, or protect us against liability to, our customers whose software is downloaded.

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

The adoption of Statement 123R by the Financial Accounting Standards Board ("FASB") will cause, and changes to existing accounting pronouncements or taxation rules or practices, may cause adverse revenue fluctuations and/or affect our reported results of operations and how we conduct our business.

In December 2004, the FASB adopted Statement 123R, "Share-Based Payment," which will require us to measure compensation costs for all employee stock-based compensation (including stock options and our employee stock purchase plan) at fair value and take a compensation charge equal to that value. We will be required to adopt the provisions of SFAS No. 123R during our fiscal quarter beginning March 1, 2006. This new accounting pronouncement will likely have a material effect on our reported financial results. In addition, any future accounting pronouncements, taxation rules, and new interpretations of existing accounting pronouncements or taxation rules, could also have a significant effect on our reported results, including our reporting of transactions completed before the effective date of the change.

Financial and securities laws, especially the Sarbanes-Oxley Act of 2002, require that we evaluate our internal control structure. While we believe we currently have adequate internal controls in place, this exercise has no precedent available by which to measure the adequacy of our compliance, and in addition it may cause our operating expenses to increase.

The Sarbanes-Oxley Act of 2002, the California Disclosure Act and newly proposed or enacted rules and regulations of the SEC and the National Association of Securities Dealers impose new duties on us and our executives, directors, attorneys and independent registered public accounting firms. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we are evaluating our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting. We are performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, we are incurring additional expenses and diversion of management's time, and we may be required to hire additional personnel and engage additional outside legal, accounting and advisory services. Any of these developments could materially increase our operating expenses and accordingly reduce our net income or increase our net losses. While we anticipate being able to fully implement the requirements relating to internal control over financial reporting and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq Stock Market, and our reputation may be harmed. Any such action could adversely affect our financial results and the price of our common stock.

Moreover, our management, including our CEO and CFO, does not expect that our disclosure controls or our internal controls over our financial reporting will eliminate all risk of error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls or procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

    difficulties in integrating operations, technologies, services and personnel;

    diversion of financial and managerial resources from existing operations;

    risk of entering new markets;

    potential write-offs of acquired assets;

    potential loss of key employees;

    inability to generate sufficient revenue to offset acquisition or investment costs; and

    delays in customer purchases due to uncertainty.

In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed.

Our current strategy includes the use of strategic marketing relationships, which may prove unsuccessful.

We currently have marketing relationships in place with Hewlett Packard and Zomax, and are in the process of negotiating an alliance with Digital River, Inc. ("Digital River") under which Intraware and Digital River will market one another's products and Digital River will obtain a seat on our Board of Directors. It is possible, however, that we will not successfully complete our negotiations with Digital River, or that our relationships with Digital River, Hewlett Packard and/or Zomax will prove less beneficial than we currently expect. If that happens, our business could suffer.

ITEM 1B.        UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.        PROPERTIES.

We rent approximately 16,000 square feet of office space located in Orinda, California under a lease expiring in August 2009.  We have an additional field sales office in Boston, Massachusetts. We believe this office space is sufficient to meet our anticipated needs.

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

Lawsuits containing similar allegations have been filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which Intraware and its three named current and former officers and directors are a part, on common pleadings issues. On or about October 9, 2002, the Court entered and ordered a Stipulation of Dismissal, which dismissed the three named current and former officers and directors from the litigation without prejudice. On February 19, 2003, the Court entered an order denying in part the issuer-defendants' omnibus motion to dismiss, including those portions of the motion to dismiss relating to Intraware.

In June 2004, a stipulation of settlement for the claims against the issuer-defendants, including us, was submitted to the Court. The underwriter-defendants in the In re Initial Public Offering Securities Litigation (collectively, the "underwriter-defendants"), including the underwriters of our initial public offering, are not parties to the stipulation of settlement.

The settlement provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants. The amount our insurers would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs' recovery from the underwriter-defendants and from other non-settling parties. If the plaintiffs recover at least $1 billion from the underwriter-defendants, our insurers would have no liability for settlement payments under the terms of the settlement. If the plaintiffs recover less than $1 billion, we believe our insurance will likely cover our share of any payments towards satisfying plaintiffs' $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of February 28, 2006, we have not accrued a liability for this matter.

On August 31, 2005, the court granted preliminary approval of the settlement. A fairness hearing for the settlement is scheduled for April 2006. There is no guarantee the settlement will become final as it is subject to a number of conditions, including the final approval of the court.

Leon Segen v. ComVest Venture Partners. LP. et al.

In July 2004, a complaint was filed in the United States District Court for the District of Delaware, Civ. No. 04-822, against ComVest Venture Partners, LP; ComVest Management, LLC; Commonwealth Associates Management Company, Inc.; Commonwealth Associates, LP; RMC Capital, LLC; Michael S. Falk; Robert Priddy; Travis L. Provow; Keith Rosenbloom (the "ComVest Defendants"); and Intraware. The complaint describes Intraware as a nominal defendant. The complaint alleges that, between August 2001 and January 2002, all of the defendants other than Intraware were members of a group, and therefore should be treated as a single "person," for purposes of Sections 13(d)(3) and 16(b) of the Securities Exchange Act of 1934 (the "1934 Act"). The complaint further alleges that ComVest Venture Partners, LP and Mr. Priddy, while they and the other alleged group members collectively owned more than 10% of a class of our equity securities, bought and sold our equity securities within a 6-month period and failed to disgorge to us the profits allegedly realized in those trades, thereby violating Section 16(b) of the 1934 Act. Mr. Falk was a member of our Board of Directors from April 2001 to May 2002 and Mr. Provow was a member of our Board of Directors from October 2001 to May 2002. The complaint demands that ComVest Venture Partners, LP and Mr. Priddy pay over to Intraware the profits they allegedly realized and retained in violation of Section 16(b) of the 1934 Act, together with interest and legal costs. According to the complaint, the amount of those alleged profits is unknown to the plaintiff, however, the information alleged in the complaint suggests that amount may be approximately $1.3 million. The complaint does not seek damages against us. After the complaint was filed, the plaintiff and Intraware signed a stipulation acknowledging that Intraware takes no position with respect to the claims in the action, and providing that Intraware accepts service of the complaint, that Intraware is not required to file an answer or other response to the complaint, and that Intraware will otherwise have the rights and responsibilities of a party to the action.

In April 2006, the parties entered into a settlement agreement under which the ComVest Defendants will pay us approximately $155,000, net of estimated attorney fees and costs, in settlement of all claims. The settlement did not require shareholder approval and was formally approved by the court on April 18, 2006.

From time to time, we also are also subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

To date, we have not declared or paid dividends on our common stock. Our Board of Directors presently intends to retain all earnings for use in our business and therefore does not anticipate declaring or paying any cash dividends in the foreseeable future.

Our common stock was traded on the Nasdaq Global Market (formerly known as the National Market) under the symbol "ITRA" from February 26, 1999 until May 29, 2002. Since May 30, 2002, our common stock has traded on the Nasdaq Capital Market under the symbol "ITRA." Effective upon the close of business September 26, 2005, and following the approval of shareholders on September 8, 2005,we effected a one-for-ten reverse stock split. The following table reflects the range of reported high and low sale prices for our common stock for the periods indicated, adjusted for the reverse stock split.

	High	Low
For the quarter ended
February 28, 2006	$8.46	$6.01
November 30, 2005	7.02	2.60
August 31, 2005	5.90	2.80
May 31, 2005	8.40	3.80
For the quarter ended
February 28, 2005	$12.80	$8.00
November 30, 2004	15.00	7.90
August 31, 2004	20.10	12.00
May 31, 2004	21.80	16.00

On April 18, 2006, the last reported sale price for our common stock on the Nasdaq Capital Market was $7.17 per share. As of April 18, 2006, there were approximately 318 holders of record of Intraware common stock. A substantially greater number of holders of Intraware common stock are "street name" or beneficial owners, whose shares are held of record by banks, brokers and other financial institutions.

ITEM 6.        SELECTED FINANCIAL DATA.

The following tables present our selected historical financial information (in thousands, except for per share data). This information has been derived from our respective consolidated financial statements and notes, some of which are included elsewhere in this annual report. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and are qualified by reference to the consolidated financial statements and notes thereto and appearing elsewhere in this annual report. The consolidated statement of operations data set forth below for the years ended February 28, 2006, February 28, 2005, and February 29, 2004, and the consolidated balance sheet data at February 28, 2006 and February 28, 2005, are derived from, and are qualified by reference to, the audited consolidated financial statements of Intraware included elsewhere in this annual report. The consolidated statement of operations data for the years ended February 28, 2003 and February 28, 2002, and the balance sheet data at February 29, 2004, February 28, 2003, and February 28, 2002, are derived from audited consolidated financial statements of Intraware which are not included or incorporated by reference in this annual report. The historical results have been restated to reflect the reverse stock split and are not necessarily indicative of results to be expected for any future period.

	For the Years Ended
	February 28, 2006	February 28, 2005	February 29, 2004	February 28, 2003	February 28, 2002

Statement of Operations Data:
Revenues:
Online services and technology	$ 9,639	$ 7,816	$ 6,768	$ 6,872	$ 14,015
Alliance and reimbursement	1,402	2,431	3,311	4,271	2,621
Related party online services and technology	5	546	466	277	-
Software product sales	-	42	362	2,622	36,801

Total revenues	11,046	10,835	10,907	14,042	53,437

Cost of revenues:
Online services and technology	4,329	3,009	2,339	2,385	3,752
Alliance and reimbursement	1,200	1,523	1,814	2,023	1,210
Software product sales	-	37	307	1,972	29,304

Total cost of revenues	5,529	4,569	4,460	6,380	34,266

Gross profit	5,517	6,266	6,447	7,662	19,171

Operating expenses:
Sales and marketing	2,604	2,892	2,616	5,430	12,647
Product development	1,211	1,531	2,733	6,184	10,119
General and administrative	3,837	3,767	3,368	3,017	6,898
Amortization of intangibles	-	-	-	1,085	6,125
Amortization of goodwill	-	-	-	-	2,397
Restructuring	41	(75)	-	1,239	2,356
(Gain) loss on disposal of assets	(246)	47	(14)	-	-
Impairment of assets	-	-	-	792	-
Loss on abandonment of assets	-	-	-	128	6,735

Total operating expenses	7,447	8,162	8,703	17,875	47,277

Loss from operations	(1,930)	(1,896)	(2,256)	(10,213)	(28,106)

Interest expense	(58)	(101)	(206)	(2,650)	(2,728)
Interest and other income and expense, net	322	139	82	544	(3,844)
Gain on sale of Asset Management software business	-	-	-	2,656	-

Net loss	(1,666)	(1,858)	(2,380)	(9,663)	(34,678)

Deemed dividend due to beneficial
conversion feature of preferred stock	-	-	-	-	(2,696)

Net loss attributable to common
stockholders	$ (1,666)	$ (1,858)	$ (2,380)	$ (9,663)	$ (37,374)

Basic and diluted net loss per share
attributable to common stockholders	$ (0.27)	$ (0.31)	$ (0.43)	$ (2.02)	$ (11.79)

Weighted average shares - basic
and diluted	6,071	6,013	5,591	4,772	3,169

	February 28, 2006	February 28, 2005	February 29, 2004	February 28, 2003	February 28, 2002
Balance Sheet Data:
Cash and cash equivalents and investments	$ 12,650	$ 9,463	$ 11,804	$ 6,841	$ 2,979
Working capital (deficit)	11,208	7,247	8,575	2,642	(9,320)
Total assets	16,064	12,966	14,770	10,936	26,519
Long term obligations, less current portion	158	342	766	906	2,235
Redeemable convertible preferred stock	6,150	897	897	2,473	3,347
Total stockholders' equity	5,774	6,857	7,590	764	110

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

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

We begin Management's Discussion and Analysis of Financial Condition and Results of Operation (MD&A) with our overall objective of giving the reader an overview of the goals of our business and the direction in which our business is moving. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for our 2006 fiscal year, compared to our 2005 and 2004 fiscal years. We then analyze our Liquidity and Capital Resources and discuss relevant Recent Accounting Pronouncements.

This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including "Item 1: Business," "Item 6: Selected Financial Data," and "Item 8: Financial Statements and Supplementary Data." The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing, and particularly in the "Risk Factors" section. Our actual results may differ materially from our current expectations.

Overview

Intraware was founded in 1996 and went public in February 1999. Our goal is to become the de facto standard among digital delivery solution providers. We are pursuing various strategy objectives to achieve this goal. First, we are working to become a profitable, cash-generating company by growing our SubscribeNet business and practicing stringent fiscal responsibility. Second, we are seeking to strengthen our technological advantage and extend the breadth of our functionality in the electronic software delivery and management (ESDM) area by further improving our ESDM solutions through internal research and development, and through alliances with adjacent technology providers. Third, we are increasing our efforts to reach additional markets outside our existing enterprise software developer customer base. We intend to leverage our digital delivery expertise and expanded service offering to penetrate new markets and new market segments. Fourth, we seek to continue extending and strengthening our customer base by executing on our sales and marketing plan and by providing exceptional customer service.

We currently see a number of trends in the marketplace that are potentially important for our business. First, growth in the technology sector has improved over the past two years. We have benefited from this trend as technology companies experiencing growth have been more willing to invest in technologies that support their own businesses. However, with this growth have come inflationary pressures on our personnel costs, which is the most significant component of our cost structure. Second, the pace of mergers and acquisitions in the enterprise software sector remains brisk. These consolidations pose both opportunities and risks for us, potentially leading either to growth in our contracts with those customers if they grow larger, or to cancellation of customer contracts if our customers merge or are acquired by companies that do not use our ESDM service. Third, technology companies continue the trend of outsourcing operational functions to reduce costs. Our services enable enterprise software companies to outsource key operational functions in a manner we believe is financially compelling. Therefore, we may benefit from this outsourcing trend. Fourth, the use of hosted web-based applications, which in the past has been limited by concerns about speed, reliability and security, continues to gain acceptance among mainstream businesses, largely because of a desire for cost savings. This trend may benefit us because our SubscribeNet service is a hosted web-based application. This paragraph contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see Risk Factors in Item 1A).

We also made a number of long-term strategic decisions during the past fiscal year. On January 3, 2006, we terminated our Sales Alliances Agreement with Software Spectrum, under which Intraware provided sales and marketing services of SunOne products in conjunction with its SubscribeNet ESDM service. The Sales Alliances Agreement with Software Spectrum accounted for all of our alliance and reimbursement revenues, a significant portion of our online services and technology revenues, and more than 10% of our total revenues in our 2006 fiscal year. We have signed a two-year SubscribeNet service agreement with FusionStorm to provide ESDM services for their SunOne product sales, which we expect will partially offset the decline in our online services and technology revenues. The company does not expect to offer similar sales and marketing services in the future to other customers as part of the SubscribeNet service, and therefore sold its rights to the underlying SunOne customer list to FusionStorm for $250,000. FusionStorm will be required to pay us an additional $200,000 if gross profit from sales of certain Sun Microsystems software exceeds pre-established targets during the 12 months following completion of the asset sale. Effective January 3, 2006, we will no longer recognize any alliance and reimbursement revenues.

In addition, on November 9, 2005 we entered into a Series B Preferred Stock Purchase Agreement with Digital River, Inc., under which Digital River purchased 1,000 shares of our Series B Convertible Preferred Stock for an aggregate purchase price of $6.0 million. The Series B Preferred Stock is convertible into one million shares of common stock. Proceeds from the transaction were approximately $5.7 million, net of investment banking and legal fees. Our agreement with Digital River also provides that, after the execution of a strategic alliance agreement between us and Digital River and until Digital River owns less than 10% of our outstanding voting stock, Digital River will be entitled to designate a member of our Board of Directors.

Our sale of preferred shares to Digital River significantly bolstered our cash balances, but we also believe our relationship with Digital River offers strategic opportunities for both companies. Digital River is a well-respected provider of online e-commerce services, or "store fronts," for vendors who sell their products on the Internet, particularly vendors of consumer software. Intraware, by contrast, has particular strength in delivering software electronically to the enterprise software market. We are in negotiations with Digital River to implement an alliance agreement under which we would offer Digital River's e-commerce services with our SubscribNet service, and Digital River would offer our SubscribeNet service with its e-commerce product. We believe this alliance agreement could help further expand our electronic delivery service into the consumer software market, where Digital River has a much larger presence than we do, while at the same time enabling us to offer e-commerce services to our existing installed base and to other prospective customers in the enterprise software market. It is important to note, however, that we have not concluded our negotiations with Digital River regarding the alliance agreement, and that our negotiations could prove unsuccessful. This paragraph contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see Risk Factors in Item 1A).

We earn revenues and generate cash principally through recurring service fees charged for our SubscribeNet service, and professional services fees charged for customization of our SubscribeNet service. Principal sources of revenue and cash also included, until August 1, 2005, cost reimbursement received for our sales and marketing services provided to Software Spectrum and, until January 3, 2006, our profit-sharing with Software Spectrum. Historically, we also have raised substantial amounts of cash through private stock placements.

We have incurred losses and negative cash flow from operations during each fiscal year since our inception. For fiscal 2006, we narrowed our net losses to approximately $1.7 million, and reduced our negative cash flows from operations from the prior-year to $1.9 million. Despite our improvements, we continued to experience recurring losses and negative cash flows.

We believe that the effects of our capital financings to date, our past and current strategic actions to improve revenue, and our ongoing cost controls, will generate sufficient cash resources to fund our future operations. However, if we fail to adequately increase our revenues or control spending, our business could suffer material adverse effects. The preceding paragraph contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see Risk Factors in Item 1A).

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

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. In order to increase our revenues and take advantage of our market opportunity, we will need to add significant numbers of customers and end users to our service. As a result of this anticipated growth we will incur increased personnel costs and costs associated with upgrading and expanding our infrastructure at various stages to meet the needs of our customers. The timing of these expenses could place negative pressure on our gross profit margins and earnings. Our current and future expense levels are based largely on our planned operations and estimates of future revenues. To the extent that our competitors successfully introduce products or services with higher market acceptance, our revenues would be negatively affected. If revenues are lower than expected due to lower customer growth or losses in key customers, we may experience difficulty in adjusting expense levels in a timely manner. To meet emerging market needs we may also acquire or make investments in complementary companies, services and technologies to further strengthen our technology. This paragraph contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see Risk Factors in Item 1A).

We also face a number of key risks that are not discussed in this MD&A, which are described in more detail in the Risk Factors section in Item 1A.

Critical Accounting Policies and Estimates

This MD&A discusses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies related to revenue recognition, costs of deferred revenue, stock-based compensation, allowance for doubtful accounts, and income taxes to be critical accounting policies due to the estimation process involved in each.

Revenue Recognition

  We recognize revenue when all of the following conditions are met:

    There is persuasive evidence of an arrangement;

    We have provided the service to the customer, made the software available for customer download through our website, or shipped the software to the customer;

    We believe that collection of these fees is reasonably assured; and

    The amount of fees to be paid by the customer is fixed or determinable.

Our Online services and technology revenue results primarily from three types of arrangements. First, it results from sales of our SubscribeNet digital delivery service to software vendors and other companies distributing software as part of their business. Second, it results from professional services that we provide to customize our SubscribeNet service for customers, to convert data for customers, and to integrate our proprietary software. Third, it results from our resale of third-party services or licenses complementary to our SubscribeNet service, one of which is e-commerce. In addition, if appropriate opportunities present themselves in the future, we may generate Online services and technology revenue from the sale of our proprietary software licenses and related maintenance to companies using those products internally or using those products to provide web-based services to their customers. As a result of the sale of our Asset Management software business in May 2002, we are not currently deriving revenue from licenses, maintenance or integration services for our proprietary software.

Alliance and reimbursement revenue primarily relates to our recently terminated alliance agreement with Software Spectrum, under which we earned fees for providing sales and marketing services of SunOne products, in addition to fees for our SubscribeNet ESDM Services The sales fees we earned under the agreement consisted of a percentage of the gross profit derived from Software Spectrum's sales of the third-party software and maintenance for which we provided sales and marketing services, and, prior to August 1, 2005, reimbursement for the costs of maintaining a sales team dedicated to providing sales and marketing services to Software Spectrum for that third-party software and maintenance. This revenue was recognized as we provided the services to Software Spectrum. On August 1, 2005, we signed an updated agreement with Software Spectrum. Under the updated agreement, Software Spectrum paid us a higher percentage of the gross profit derived from its sales of Sun software licenses and maintenance. However, Software Spectrum stopped reimbursing us for our direct costs in maintaining a team dedicated to sales of Sun software licenses and maintenance. We terminated our alliance agreement with Software Spectrum effective January 3, 2006 and ceased recognizing alliance and reimbursement revenue on that date.

We defer online services and technology revenues related to our SubscribeNet digital delivery service and generally recognize them ratably over the term of the service arrangement. The typical subscription term is one year, although some may be shorter or extend up to approximately 3 years. Our customer contracts are generally noncancelable, though customers typically have the right to terminate their contracts for cause if we materially fail to perform. A majority of our SubscribeNet service implementations for new customers involve customization essential to the functionality of the service. In those cases, we defer revenue recognition until the service go-live date is reached, and then recognize the revenue on a ratable basis over the remaining contract term. The go-live date is the later of the date on which the essential functionality is delivered or the point at which no additional customization is required as part of the implementation. Our SubscribeNet contracts with customers typically give the customer a period of time (generally five days) to evaluate a SubscribeNet implementation after we have completed it, and provide that the customer is deemed to have accepted the implementation if it has not affirmatively rejected it within that period. We typically rely on such non-rejections by customers to indicate their acceptance of implementations. Any subsequent indications by our customers that their implementations have not been properly completed could have a material adverse impact on our financial condition or results of operations.

We also sell additional professional services related to SubscribeNet agreements. Generally, these services do not provide stand-alone value to a customer, and accordingly, we defer recognition of that revenue until the go-live date for the professional services, similar to the manner in which we treat SubscribeNet service revenues as discussed above. Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the completion of the professional services. Estimated customer life requires that we periodically estimate the projected life of our existing customers, based on historical information, such as customer renewal and termination rates. Our estimated customer life has increased over time due to relatively high customer retention rates. We expect the projected customer life to continue to increase as customers lengthen and renew their service agreements. A 10% increase in our estimated customer life during our fiscal year ended February 28, 2006, would have caused a net increase in our net loss of approximately $35,000.

Online services and technology revenues related to our resale of third-party services or software licenses complementary to our SubscribeNet service were generally recognized as the service was provided. If the service or license resold involved customization essential to the functionality of the underlying SubscribeNet service, the fees charged for the customization were recognized as revenue in the same manner in which we treat the professional services discussed above. Resold services or licenses were recognized as revenue based on the gross fee charged to the customer, since we bore the credit risk for resold services or licenses, had the latitude to establish pricing at our discretion, and were primarily responsible for acceptability of the services or licenses delivered. In addition, costs paid to the third-party providers were recorded as cost of revenues and recognized in the same manner as the related revenue. As mentioned above, a determination that the collection of fees is reasonably assured is a precursor to recognizing revenue. Determination of collectability of payments requires judgment on the part of management and includes periodically evaluating customers' credit-worthiness (see Allowance for Doubtful Accounts below).

Deferred Costs

We capitalize direct costs of revenues related to significant SubscribeNet service implementations and established professional services contracts associated with our SubscribeNet services. Direct costs include compensation and payroll-related fringe benefits directly related to the time spent on significant implementation and professional services activities. These costs are recognized over the longer of the remaining estimated customer life or the remaining contract term (see Revenue Recognition above). Costs associated with professional services involving significant new functionality for the SubscribeNet service that are partially or fully funded by customers but do not qualify as funded research and development activities are expensed as cost of revenues as incurred until a working model is delivered to the customer. Once a working model has been delivered, all additional direct costs are capitalized in the same manner discussed above. Any change in our revenue recognition estimates could result in corresponding changes to our recognition of costs of deferred revenues. A 10% increase in our estimated customer life during our fiscal year ended February 28, 2006, would have caused a net increase in our net loss of approximately $35,000. At February 28, 2006, we had approximately $0.6 million in capitalized costs relating to deferred revenues. We expense customer acquisition costs, including sales commissions, as incurred. We also deferred legal costs incurred in connection with patent applications. As of February 28, 2006 we had $0.1 million in deferred legal costs.

Stock-based Compensation

We account for stock-based compensation for our employees using the intrinsic value method presented in Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation", and of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure Amendment of SFAS No. 123." Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of our stock and the exercise price. For our fiscal year ended February 28, 2006, no stock-based compensation was recorded for stock options granted to our employees because the exercise price of all stock options granted to our employees was equal to the market price of the underlying stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised), Share Based Payment (SFAS No. 123R). The standard requires companies to value employee stock options and stock issued under employee stock purchase plans using the fair value based method on the grant date and record stock-based compensation expense. The fair value based models that companies are allowed to use can be different from the Black-Scholes option-pricing model, which we currently use to calculate the pro forma effect on net income and earnings per share if we had applied SFAS No. 123 to employee option grants. Note 1 to our audited consolidated financial statements shows what the pro forma net loss and loss per share for the fiscal years ended February 28, 2006 and February 28, 2005, would have been if we had applied SFAS No. 123R. However, the actual impact to our results of operations upon adoption of the standard could materially differ from the pro forma information included in Note 1 to our audited consolidated financial statements due to differences in the option-pricing model used, estimates and assumptions required, and options to be included in the calculation upon adoption. The fair value based models require the input of highly subjective assumptions and do not necessarily provide a reliable single measure of the fair value of our stock options. In April 2005, the SEC issued a release which amends the compliance dates for SFAS No. 123R. Accordingly, we will be required to adopt the new accounting provisions beginning in the first quarter of our fiscal year ending February 28, 2007. We expect the adoption of SFAS No. 123R will have a material adverse impact on our results of operations and loss per share.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses from our inability to collect required payments from our customers. When evaluating the adequacy of this allowance, we analyze specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customers' payment history. We may need to record increases to our allowance balances in the future. At February 28, 2006, we had many accounts receivable balances. Any dispute, early contract termination or other collection issue related to these receivable balances could have a material adverse impact on our financial condition or result of operations.

Income Taxes

In conjunction with preparing our financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Given that we have incurred losses since inception and therefore have not been required to pay income taxes, we have fully reserved our deferred tax assets at February 28, 2006. In the event that we are able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period that this is determined.

Results of Operations

Total Revenue

The following table sets forth the revenue, changes in revenue and percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the Years Ended
	February 28, 2006			February 28, 2005			February 29, 2004
	Total	Change	% of Revenue	Total	Change	% of Revenue	Total	% of Revenue
Revenues:
Online services and technology	$ 9,639	$ 1,823	87%	$ 7,816	$ 1,048	73%	$ 6,768	63%
Alliance and reimbursement	1,402	(1,029)	13%	2,431	(880)	22%	3,311	30%
Related party online services and technology	5	(541)	0%	546	80	5%	466	4%
Software product sales	-	(42)	0%	42	(320)	0%	362	3%
Total revenues	$ 11,046	$ 211		$ 10,835	$ (72)		$ 10,907

Revenues for combined online services and technology for the year ended February 28, 2006, increased from the prior year. This increase was primarily due to a net increase of approximately $1.4 million in revenue from SubscribeNet customers. There was an increase in revenues of approximately $0.6 million from customers whose go-live date was late in our fiscal year ended February 28, 2005, an increase of $0.5 million related to new agreements that resulted in higher contract values for existing customers and $0.3 million of the increase was due to new customers obtained in our fiscal year ended February 28, 2006. There was also an increase in revenues of $0.4 million related to e-Commerce services. Revenues for related party online service and technology revenue for the year ended February 28, 2006 decreased from the prior year due to the termination of the Strategic Alliance Agreement with Zomax, Inc. The increase in combined online services and technology revenue for the year ended February 28, 2005, as compared to the year ended February 29, 2004, was primarily due to a net increase of approximately $1.0 million in revenue primarily recognized from five of our existing customers. We expect our combined online services and technology revenue in our first quarter of fiscal year 2007 to be approximately the same as those in our fiscal quarter ended February 28, 2006.  The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated (see Risk Factors in Item 1A).

Alliance and reimbursement revenue relates to our alliance agreement with Software Spectrum for sales of Sun software licenses and maintenance, which we terminated January 3, 2006. This revenue consisted of a percentage of the gross profit derived from the sales of Sun software licenses and maintenance services, and reimbursement for the costs of maintaining a sales team dedicated to selling Sun software for Software Spectrum. The decrease in alliance and reimbursement revenue for the year ended February 28, 2006, was primarily due to Software Spectrum no longer reimbursing us for our direct costs in maintaining a team dedicated to sales of Sun software licenses and maintenance and our termination of our alliance agreement with Software Spectrum. The decrease in alliance and reimbursement revenue for the year ended February 28, 2005, was primarily due to a reduction of the shared gross profit derived from the sales of Sun software licenses and maintenance services of $0.6 million. We do not expect to recognize any alliance and reimbursement revenues for our fiscal year ending February 28, 2007 (see Risk Factors in Item 1A).

The decline in software product revenue for the years ended February 28, 2006 and February 28, 2005, was due to our transition out of the business of reselling third-party software products and related maintenance.  We do not expect to recognize future revenues from our former third-party resale activities.  However, we may recognize future revenues from products and services complementary to our SubscribeNet service, which originate with other companies and are sold to customers through us as part of a comprehensive ESDM business solution.  The previous two sentences are forward-looking statements and actual results could differ materially from those anticipated (see Risk Factors in Item 1A).

Costs and Expenses

The following table sets forth certain items from our consolidated statements of operations as a percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the Years Ended
	February 28, 2006			February 28, 2005			February 29, 2004
	Total	Change	% of Revenue	Total	Change	% of Revenue	Total	% of Revenue
Total cost of revenues	$ 5,529	$ 960	50%	$ 4,569	$ 109	42%	$ 4,460	41%
Gross Profit	5,517	(749)	50%	6,266	(181)	58%	6,447	59%
Operating expenses:
Sales and marketing	2,604	(288)	24%	2,892	276	27%	2,616	24%
Product development	1,211	(320)	11%	1,531	(1,202)	14%	2,733	25%
General and administrative	3,837	70	35%	3,767	399	35%	3,368	31%
Restructuring	41	116	0%	(75)	(75)	-1%	-	0%
(Gain) loss on disposal of assets	(246)	(293)	-2%	47	61	0%	(14)	0%
Total operating expenses	$ 7,447	$ (715)	67%	$ 8,162	$ (541)	75%	$ 8,703	80%

Cost of Revenues

Total cost of revenues increased to $5.5 million for fiscal 2006, but remained at approximately $4.5 million for fiscal years 2005 and 2004.

Our gross margin decreased to 50% for fiscal 2006, from 58% for fiscal 2005, and 59% for fiscal 2004. The gross margin decrease for the years ended February 28, 2006 and February 28, 2005, respectively, primarily reflects the decrease we have experienced in our Alliance and reimbursement revenues, as described above. The decrease also resulted from growing professional service sales and sales of third party product and services related to SubscribeNet for the year ended February 28, 2006, which generally carry lower gross profit margins.

Cost of revenues primarily consists of certain allocated costs related to our Internet connectivity, assets supporting cost of revenues, and customer support, as well as the costs we formerly incurred in maintaining our team dedicated to helping Software Spectrum sell Sun and Websense software. Cost of revenues also consists of professional services personnel costs and the cost of third-party products sold. We expect both total cost of revenues and gross profit margin percentages related to Online services and technologies for the next fiscal year to be higher than our fiscal year 2006. Total cost of revenues is expected to be lower and total gross margins are expected to be higher, due to the elimination of costs associated with Alliance and reimbursement revenues as of January 2006. The preceding paragraph contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated. The actual mix of sales transactions and the timing of the transactions may cause our cost of revenues and gross profit margins to fluctuate materially from those anticipated (see "Risk Factors" in Item 1A).

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, promotional materials and trade show expenses.

The decrease in our sales and marketing expenses for the year ended February 28, 2006, compared to the year ended February 28, 2005, is primarily due to a decrease of approximately $0.3 million related to marketing and advertising, which was part of our planned decrease in sales and marketing expenditures.

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

We plan to increase our sales and marketing expenses in our fiscal year ending February 28, 2007, as compared with our fiscal year ended February 28, 2006. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated, particularly in light of our ongoing strategic review of our product and marketing direction.  We cannot give assurance that any new efforts to improve our marketing will result in additional sales or revenues.

Product Development Expenses

Product development expenses primarily consist of personnel, consulting, software and related maintenance, equipment depreciation expense and allocated overhead costs. Costs related to research, design and development of products and services have been charged to product development expense as incurred.

The decrease in our product development expenses for the year ended February 28, 2006, compared to those for the year ended February 28, 2005, is due primarily to a decrease in our internal efforts on product development activities of approximately $0.3 million. During the year ended February 28, 2006, the product development teams temporarily increased their focus on cost of revenues activities, as described in Cost of Revenues above.

The decrease in our product development expenses for the year ended February 28, 2005, compared to those for the year ended February 29, 2004, is due primarily to a decrease in software and equipment depreciation expense of approximately $0.7 million, as many fixed assets had become fully depreciated during the year.  The decrease is also due to a one-time expense of approximately $0.1 million related to lease buyouts that occurred during the fiscal year ended February 29, 2004.

We anticipate continuing to invest in additional functionality for our SubscribeNet service and underlying proprietary software. However, we expect those investments to fluctuate over time, and expect our product development expenses to fluctuate accordingly. We expect total product development expenditures to increase in our fiscal year ending February 28, 2007. The previous sentences are forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated (see "Risk Factors" in Item 1A). We cannot give assurance that our product development efforts will result in new or improved products, features or functionality or that the market will accept the improvements to existing or new products, features or functionality developed.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for administrative and executive personnel, fees for professional services, uncollectible account activity and certain allocated overhead costs.

Our general and administrative expenses for the year ended February 28, 2006, remained consistent with the prior year balances.

The increase in our general and administrative expenses for the year ended February 28, 2005, is primarily due to an increase of approximately $0.3 million in outside consulting services and temporary costs associated with preparation for evaluation of our internal controls to enable management to report on our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.  In addition, we recognized a reduced recovery of $0.1 million for accounts receivable previously written off.

We expect total general and administrative expenses to increase in our fiscal year ending February 28, 2007. The previous sentence is a forward-looking statement and actual results could differ materially from those anticipated.

Restructuring Expenses

Restructuring expense for the year ended February 28, 2006, was related to severance payments of $41,000 made to employees who were terminated in connection with our sale of our Sun software resale activities to FusionStorm. We based the severance payments on the seniority of the respective employees and their stock options holdings.

Restructuring expense for the year ended February 28, 2005, was related to a payroll tax refund for overpaid payroll taxes of approximately $75,000.  These overpaid payroll taxes related to supplemental unemployment compensation benefits for involuntarily terminated employees during our restructuring events in December 2000, August 2001 and May 2002.

Gain/Loss on Disposal of Assets

For the years ended February 28, 2006 and February 28, 2005, we recognized a gain/(loss) of $246,000 and ($47,000) on the disposal of assets, respectively. For the year ended February 28, 2006, there was a gain of $250,000 related to the sale of our Sun software resale activities to FusionStorm.

Interest Expense

For the year ended February 28, 2006, interest expense was $0.1 million, this is consistent with the $0.1 million for the year ended February 28, 2005, and a decrease from $0.2 million for the year ended February 29, 2004.

Interest expense primarily relates to obligations under capital leases and notes payable.

Interest and Other Income and Expenses, Net

For the year ended February 28, 2006, interest and other income and expenses, net was a $0.3 million credit, an increase from the $0.1 million credits for the years ended February 28, 2005 and ended February 29, 2004.

Interest and other income and expenses, net, primarily relates to interest earned on our investment balances.  The increase in interest and other income and expenses, net for the year ended February 28, 2006, is primarily the result of increased investment balances due to our November 9, 2005 issuance of Series B Convertible Preferred Stock, a sustained cash balance from the prior year, and an increase in the interest rates in the current year. The increase in interest and other income and expenses, net for the year ended February 28, 2005, is primarily the result of increased rate of return on our cash balances from the prior year.

Income Taxes

As of February 28, 2006, we had approximately $90 million of federal and $45 million of state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts between fiscal year 2007 and 2026. The Tax Reform Act of 1986 limits the use of net operating losses and tax credit carryforwards in certain circumstances where changes occur in the stock ownership of a company. Because of cumulative ownership changes in the past, the federal and state loss carryforwards have been reduced by the amount of the net operating loss carryforwards that will expire. Because of these cumulative ownership changes, federal loss carry forwards totaling approximately $42 million and state loss carry forwards totaling approximately $19 million are subject to limitation. At February 28, 2006, $48 million and $26 million of federal and state net operating losses, respectively, are available without limitation to offset future taxable income. Should there be a change of ownership in the future, the available net operating losses may be further limited.  Based upon our limited operating history and losses incurred to date, management does not believe the realization of the related deferred tax assets meets the recognition criteria required by generally accepted accounting principles, and accordingly, a full valuation allowance has been recorded to reduce the carrying value of the deferred tax assets to zero. (See Note 4 to our "Notes to Consolidated Financial Statements" in Item 8 below.)

Liquidity and Capital Resources

The following table presents our liquidity position at the end of our fiscal years 2006 and 2005 (in thousands):

	For the Years Ended
	February 28, 2006	February 28, 2005

Cash and cash equivalents	$ 12,650	$ 9,463
Working capital	11,208	7,247
Net cash used in operating activities	(1,850)	(2,290)
Net cash provided by financing activities	5,200	461
Net cash used in investing activities	(163)	(512)

During the year ended February 28, 2006, we used $1.9 million in cash to support our operations, down from $2.3 million used in the prior fiscal year. This decrease was primarily due to lower operating expenses during the year ended February 28, 2006.  Our overall net cash used in operating activities primarily resulted from our net loss for the year and the timing of our payments to vendors and receipts from customers.  The majority of our operating costs continue to relate to employee payroll and related expenditures.  The net cash used in operations primarily came from our existing cash and cash equivalents, and partially from the proceeds we received upon the exercise of stock options and sales of stock under our employee stock purchase plan.  We expect to continue to improve our cash used in operations by increasing our billings to customers as more end-users are added to our SubscribeNet service.  The previous sentence is a forward-looking statement that is subject to risks and uncertainties, and actual results could differ materially from those anticipated (see "Risk Factors" in Item 1A). Our ability to improve our uses of cash and generate positive cash flows in future periods will largely depend on our ability to increase the number of customers of our SubscribeNet service while increasing existing subscriptions through strong contract renewals.

Our net cash provided by financing activities was approximately $5 million for the year ended February 28, 2006.  This primarily resulted from the issuance of our Series B Convertible Preferred Stock to Digital River, netting proceeds of approximately $5.7 million. In addition, we made draws on our existing equipment advance agreement of approximately $0.2 million (see below).  The proceeds from these stock issuances were offset by payments on our notes payable of approximately $0.9 million (see below).

As of February 28, 2006, we have an agreement with Silicon Valley Bank under which we have three equipment advances outstanding. The equipment advances bear annual interest rates of the greater of 1% in excess of the bank's prime rate (7.5% at February 28, 2006) or 5.25%, 5.50% and 7%, respectively, and are payable in fixed monthly installments through September 2006, 2007 and December 2008, respectively. At February 28, 2006, the interest rate for our equipment advances was 8.5%. Under the agreement for the equipment advances, all borrowings are collateralized by a senior security interest in substantially all of our assets. The agreement also requires us to comply with financial covenants, with which we complied as of February 28, 2006. The agreement further restricts us from incurring or assuming additional indebtedness outside of these equipment advances, excluding trade payables and certain other liabilities incurred in the ordinary course of business.

Our net cash used in investing activities during the year ended February 28, 2006, included $0.4 million for our purchase of fixed assets. We originally paid for these equipment purchases from our cash and cash equivalents, but later drew down $0.2 million under the above-mentioned equipment advance agreements to partially finance these purchases. We used these fixed asset purchases primarily to upgrade and expand our SubscribeNet infrastructure and corporate information systems. We expect to continue to use and renew our equipment advances to finance additional fixed asset purchases. The preceding paragraph contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially from those anticipated.

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

At February 28, 2006, we had no other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as "structured finance" or "special purpose" entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.

The following table summarizes our debt and lease obligations at February 28, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). This table provides information through our year ending February 28, 2010, as we do not have any debt or lease obligations beyond that point.

Payments due by period
	Total		Less than 1 Year	1-3 years (a)
Long-term debt	$ 530	(b)	$ 372	$ 158
Operating leases	1,832		517	1,315
	$ 2,362		$ 889	$ 1,473

(a) Includes payments from March 1, 2007 through February 28, 2010.

(b) Includes approximately $33,000 in interest.

As of February 28, 2006, our Series A and Series B redeemable convertible preferred stock entitled its holders to liquidation preferences of a minimum of $0.5 million and $6.3 million (or, if greater, the market price of the common stock into which the Series B Convertible Preferred Stock is convertible), respectively, in the event of our liquidation.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to materially impact our consolidated financial statements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At the end of fiscal year 2006, we had cash and cash equivalents of $12.7 million. We have not used derivative financial instruments in our investment portfolio during fiscal year 2006. We place our investments with high quality issuers, by policy, in an effort to limit the amount of credit exposure to any one issue or issuer.  All of our sales are in United States Dollars.

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents portfolio.  The effect of changes in interest rates of 10% over a six-month horizon would not have a material effect on the fair value of the portfolio.  Any declines in interest rates over time will, however, reduce our interest income.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Intraware, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Intraware, Inc. and its subsidiaries at February 28, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
April 18, 2006

INTRAWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for per share amounts)

	February 28, 2006	February 28, 2005
ASSETS
Current assets:
Cash and cash equivalents	$ 12,650	$ 9,463
Accounts receivable, net	1,682	1,765
Costs of deferred revenue	393	404
Other current assets	329	321
Total current assets	15,054	11,953
Costs of deferred revenue, less current portion	244	70
Property and equipment, net	620	863
Other assets	146	80
Total assets	$ 16,064	$ 12,966

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK &
STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$ 372	$ 823
Accounts payable	478	464
Accrued expenses	804	967
Deferred revenue	2,192	2,450
Related party deferred revenue	-	2
Total current liabilities	3,846	4,706
Deferred revenue, less current portion	136	164
Notes payable, less current portion	158	342
Total liabilities	4,140	5,212
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock; $0.0001 par value; 10,000 shares authorized:
Series A; 28 and 55 shares issued and outstanding at February 28, 2006 and
February 28, 2005, respectively (aggregate liquidation preference of $1,000
and $500 at February 28, 2006 and February 28, 2005, respectively).	449	897
Series B; 1 and zero shares issued and outstanding at February 28, 2006 and February 28, 2005,
respectively (aggregate liquidation preference of $6,300 at February 28, 2006).	5,701	-
Total redeemable convertible preferred stock	6,150	897
Stockholders' equity:
Common stock; $0.0001 par value; 25,000 shares authorized; 6,113 and 6,045 shares
issued and outstanding at February 28, 2006 and February 28, 2005, respectively.	1	1
Additional paid-in-capital	163,756	163,173
Accumulated deficit	(157,983)	(156,317)
Total stockholders' equity	5,774	6,857
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$ 16,064	$ 12,966

The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	For the Years Ended
	February 28, 2006	February 28, 2005	February 29, 2004

Revenues:
Online services and technology	$ 9,639	$ 7,816	$ 6,768
Alliance and reimbursement	1,402	2,431	3,311
Related party online services and technology	5	546	466
Software product sales	-	42	362
Total revenues	11,046	10,835	10,907
Cost of revenues:
Online services and technology	4,329	3,009	2,339
Alliance and reimbursement	1,200	1,523	1,814
Software product sales	-	37	307
Total cost of revenues	5,529	4,569	4,460
Gross profit	5,517	6,266	6,447
Operating expenses:
Sales and marketing	2,604	2,892	2,616
Product development	1,211	1,531	2,733
General and administrative	3,837	3,767	3,368
Restructuring	41	(75)	-
(Gain) loss on disposal of assets	(246)	47	(14)
Total operating expenses	7,447	8,162	8,703
Loss from operations	(1,930)	(1,896)	(2,256)
Interest expense	(58)	(101)	(206)
Interest and other income and expenses, net	322	139	82
Net loss	$ (1,666)	$ (1,858)	$ (2,380)
Basic and diluted net loss per share	$ (0.27)	$ (0.31)	$ (0.43)
Weighted average shares - basic and diluted	6,071	6,013	5,591

The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

			Additional	Unearned
	Common Stock		Paid-In	Stock-Based	Accumulated	Stockholders'	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Equity	Loss

Balance at February 28, 2003	5,210	$ 1	$ 152,875	$ (32)	$ (152,079)	$ 765
Exercise of stock options	132	-	1,309	-	-	1,309
Issuance of common stock for employee stock purchase program	18	-	125	-	-	125
Issuance of common stock, net of issuance costs of $89	400	-	6,111	-	-	6,111
Amortization of unearned stock-based compensation	-	-	-	28	-	28
Deferred stock-based compensation for options forfeited	-	-	(4)	4	-	-
Issuance of warrant to purchase common stock in connection with note payable	-	-	46	-	-	46
Conversion of preferred stock and warrants into common stock	190	-	1,586	-	-	1,586
Net loss	-	-	-	-	(2,380)	(2,380)	$ (2,380)
Other comprehensive loss							-
Total comprehensive loss							$ (2,380)

Balance at February 29, 2004	5,950	1	162,048	-	(154,459)	7,590
Exercise of stock options	40	-	404	-	-	404
Issuance of common stock for employee stock purchase program	20	-	230	-	-	230
Conversion of warrants into common stock	35	-	491	-	-	491
Net loss	-	-	-	-	(1,858)	(1,858)	$ (1,858)
Other comprehensive loss							-
Total comprehensive loss							$ (1,858)

Balance at February 28, 2005	6,045	1	163,173	-	(156,317)	6,857
Exercise of stock options	14	-	25	-	-	25
Issuance of common stock for employee stock purchase program	26	-	109	-	-	109
Conversion of preferred stock into common stock	28	-	449	-	-	449
Net loss	-	-	-	-	(1,666)	(1,666)	$ (1,666)
Other comprehensive loss							-
Total comprehensive loss							$ (1,666)

Balance at February 28, 2006	6,113	$ 1	$ 163,756	$ -	$ (157,983)	$ 5,774

The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended
	February 28, 2006	February 28, 2005	February 29, 2004
Cash flows from operating activities:
Net loss	$ (1,666)	$ (1,858)	$ (2,380)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	586	591	1,580
Amortization of unearned compensation	-	-	28
Provision for (recovery of) doubtful accounts	9	(23)	(73)
Loss (gain) on sale of fixed assets	(246)	47	(14)
Amortization of discount on note payable	3	21	22
Changes in assets and liabilities:
Accounts receivable	75	(280)	132
Costs of deferred revenue	(163)	(217)	109
Other assets	(75)	(43)	(1)
Accounts payable	80	(205)	(149)
Accrued expenses	(165)	39	(261)
Deferred revenue	(288)	284	(348)
Related party deferred revenue	-	(646)	(100)
Net cash used in operating activities	(1,850)	(2,290)	(1,455)
Cash flows from investing activities:
Purchase of property and equipment	(413)	(514)	(575)
Proceeds from sale of assets	250	2	14
Net cash used in investment activities	(163)	(512)	(561)

Cash flows from financing activities:
Proceeds from notes and warrants, net of issuance costs	246	426	2,237
Principal payments on notes payable	(883)	(1,082)	(413)
Proceeds from common stock and warrants, net of issuance costs	134	1,117	7,556
Proceeds from preferred stock, net of issuance costs	5,703	-	-
Principal payments on capital lease obligations	-	-	(2,401)
Net cash provided by financing activities	5,200	461	6,979
Net increase (decrease) in cash and cash equivalents	3,187	(2,341)	4,963
Cash and cash equivalents at beginning of the year	9,463	11,804	6,841
Cash and cash equivalents at end of the year	$ 12,650	$ 9,463	$ 11,804

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 61	$ 82	$ 177
Supplemental non-cash activity:
Common stock issued for preferred stock conversion and
warrant exercises	$ 28	$ -	$ 1,575
Purchases of property and equipment in accounts payable	$ 25	$ 92	$ 43
Issuance of warrants to purchase common stock	$ -	$ -	$ 46
Shareholder receivable for common stock purchase	$ -	$ 8	$ -

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

We have incurred losses and negative cash flows from operations during each fiscal year since inception. For the year ended February 28, 2006, we narrowed our net losses to approximately $1.7 million.  Despite our improvements, we continued to experience recurring losses and negative cash flows from operations for the year ended February 28, 2006. We believe the effects of our capital financing, strategic actions implemented to improve revenue, and cost controls will be adequate to generate sufficient cash resources to fund our future operations. However, if we fail to sufficiently increase our revenues or control spending, our business could be materially adversely affected.

Principles of Consolidation

These consolidated financial statements include our accounts and those of our wholly owned subsidiaries Intraware Canada, Inc. and Intraware Europe Limited. Intraware Canada, Inc. was dissolved effective March 5, 2003. We have eliminated all significant inter-company balances and transactions.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash, Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

As of February 28, 2006 and February 28, 2005, all of our investments were classified as cash equivalents. Our investments are made with high quality financial institutions in amounts that exceed FDIC limits.

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

For the years ended February 28, 2006, February 28, 2005 and February 29, 2004, transactions with Software Spectrum, Inc. accounted for approximately 20%, 30% and 41% of our total revenues, respectively. For the years ended February 28, 2006, February 28, 2005 and February 29, 2004, no other customers accounted for more than 10% of the our total revenues. At February 28, 2006, five customers, Hyperion Software, Business Objects S.A., EMC Corp., Sybase, Inc. and Progress Software Corporation, accounted for 13%, 12%, 11%, 10% and 10% of our accounts receivable balance, respectively. At February 28, 2005, two customers, Software Spectrum, Inc. and Progress Software Corporation, accounted for 21% and 10% of our accounts receivable balance, respectively.

Fair Value of Financial Instruments

Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The reported amounts of bank borrowings approximate fair value due to the market value interest rate that these debts bear.

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

When assets are sold or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the asset and accumulated depreciation and amortization accounts, respectively. Upon the disposition of property and equipment, the accumulated depreciation and amortization is deducted from the original cost and any gain or loss on that sale or disposal is credited or charged to operating expenses.  For the years ended February 28, 2006 and February 28, 2005, we recognized a gain (loss) of $246,000 and ($47,000) on the disposal of assets, respectively. For the year ended February 28, 2006, there was a gain of $250,000 related to the sale of our Sun software resale activities to FusionStorm.

Maintenance, repairs, and minor renewals are charged to expense as incurred.

Expenditures that substantially increase an asset's useful life are capitalized.

Long-Lived Assets

We account for impairments of tangible long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No such changes in circumstances have occurred to date. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we compare the book value of such assets to the future undiscounted cash flows attributed to those assets. If the book value is greater than the future undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

Revenue Recognition

  We recognize revenue when all of the following conditions are met:

    There is persuasive evidence of an arrangement;

    We have provided the service to the customer, made the software available for customer download through our website, or shipped the software to the customer;

    We believe that collection of these fees is reasonably assured; and

    The amount of fees to be paid by the customer is fixed or determinable.

Our Online services and technology revenue results primarily from three types of arrangements. First, it results from sales of our SubscribeNet digital delivery service to software vendors and other companies that distribute software as part of their business. Second, it results from professional services that we provide to customize our SubscribeNet service for customers, to convert data for customers, and to integrate our proprietary software. Third, it results from our resale of third-party services or licenses complementary to our SubscribeNet service, one of which is e-commerce. In addition, if appropriate opportunities present themselves in the future, we may generate Online services and technology revenue from the sale of our proprietary software licenses and related maintenance to companies using those products internally or using those products to provide web-based services to their customers. As a result of the sale of our Asset Management software business in May 2002, we are not currently deriving revenue from licenses, maintenance or integration services for our proprietary software.

Alliance and reimbursement revenue primarily relates to our recently terminated alliance agreement with Software Spectrum, under which we earned fees for providing sales and marketing services of SunOne products, in addition to fees for our SubscribeNet ESDM Services The sales fees we earned under the agreement consisted of a percentage of the gross profit derived from Software Spectrum's sales of the third-party software and maintenance for which we provided sales and marketing services, and, prior to August 1, 2005, reimbursement for the costs of maintaining a sales team dedicated to providing sales and marketing services to Software Spectrum for that third-party software and maintenance. This revenue was recognized as we provided the services to Software Spectrum. On August 1, 2005, we signed an updated agreement with Software Spectrum. Under the updated agreement, Software Spectrum paid us a higher percentage of the gross profit derived from its sales of Sun software licenses and maintenance. However, Software Spectrum stopped reimbursing us for our direct costs in maintaining a team dedicated to sales of Sun software licenses and maintenance. We terminated our alliance agreement with Software Spectrum effective January 3, 2006 and ceased recognizing alliance and reimbursement revenue on that date.

We defer online services and technology revenues related to our SubscribeNet digital delivery service and generally recognize them ratably over the term of the service arrangement. The typical subscription term is one year, although some may be shorter or extend up to approximately 3 years. Our customer contracts are generally noncancelable, though customers typically have the right to terminate their contracts for cause if we materially fail to perform. A majority of our SubscribeNet service implementations for new customers involve customization essential to the functionality of the service. In those cases, we defer revenue recognition until the service go-live date is reached, and then recognize the revenue on a ratable basis over the remaining contract term. The go-live date is the later of the date on which the essential functionality is delivered or the point at which no additional customization is required. Our SubscribeNet contracts with customers typically give the customer a period of time (generally five days) to evaluate a SubscribeNet implementation after we have completed it, and provide that the customer is deemed to have accepted the implementation if it has not affirmatively rejected it within that period. We typically rely on such non-rejections by customers to indicate their acceptance of implementations. Any subsequent indications by our customers that their implementations have not been properly completed could have a material adverse impact on our financial condition or results of operations.

We also sell additional professional services related to SubscribeNet agreements. Generally, these services do not provide stand-alone value to a customer, and accordingly, we defer recognition of that revenue until the go-live date for the professional services, similar to the manner in which we treat SubscribeNet service revenues as discussed above. Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the completion of the professional services. Estimated customer life requires that we periodically estimate the projected life of our existing customers, based on historical information, such as customer renewal rates. Our estimated customer life has increased over time due to relatively high customer retention rates. We expect the projected customer life to continue to increase as customers lengthen and renew their service agreements.

Online services and technology revenues related to our resale of third-party services or software licenses complementary to our SubscribeNet service were generally recognized as the service was provided. If the service or license resold involved customization essential to the functionality of the underlying SubscribeNet service, the fees charged for the customization were recognized as revenue in the same manner in which we treat the professional services discussed above. Resold services or licenses were recognized as revenue based on the gross fee charged to the customer, since we bore the credit risk for resold services or licenses, had the latitude to establish pricing at our discretion, and were primarily responsible for acceptability of the services or licenses delivered. In addition, costs paid to the third-party providers were recorded as cost of revenues and recognized in the same manner as the related revenue. As mentioned above, a determination that the collection of fees is reasonably assured is a precursor to recognizing revenue. Determination of collectability of payments requires judgment on the part of management and includes periodically evaluating customers' credit-worthiness (see Allowance for Doubtful Accounts below).

Deferred Revenue

Deferred revenue consists primarily of billings or payments received in advance of revenue recognition from the sale of ESDM services, software licenses, software maintenance, and software research and evaluation services. Such revenue is recognized as revenue recognition criteria are met.

Costs of Deferred Revenue

We capitalize direct costs of revenues related to significant implementation and professional services contracts associated with our SubscribeNet services.  Direct costs include compensation and payroll-related fringe benefits directly related to the time spent on significant implementation and professional services activities.  These costs are recognized over the same term as the associated revenue from those contracts (see "Revenue Recognition" above). Any change in our revenue recognition estimates could result in corresponding changes to our recognition of costs of deferred revenues. At February 28, 2006, we had approximately $0.6 million in capitalized costs of deferred revenues. We expense customer acquisition costs, including sales commissions, as incurred.

Advertising Expense

We use online seminars known as "webinars," print and online advertising, trade shows, direct mail, online promotions and regional marketing development to expand product and brand awareness in the information technology professional community. All advertising costs are expensed as incurred. Advertising costs amounted to approximately $0.2 million for the year ended February 28, 2006, $0.5million for the year ended February 28, 2005, and $0.2 million for the year ended February 29, 2004.

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and its related interpretations, and comply with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and related SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services."

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share data).

For the years ended,
	February 28, 2006	February 28, 2005	February 29, 2004

Net loss as reported	$ (1,666)	$ (1,858)	$ (2,380)
Add: unearned stock-based compensation expense included in reported net loss	-	-	28
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(2,222)	(3,154)	(3,588)

Pro forma	$ (3,888)	$ (5,012)	$ (5,940)

Net loss per share -- basic and diluted
As reported	$ (0.27)	$ (0.31)	$ (0.43)

Pro forma	$ (0.64)	$ (0.83)	$ (1.06)

We calculated the fair value and value of each option grant on the date of grant during the years ended February 28, 2006, February 28, 2005, and February 29, 2004, respectively, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	For the years ended,
	February 28, 2006	February 28, 2005	February 29, 2004
Risk-free interest rates	3.69 - 4.44%	2.00 - 3.77%	1.51 - 3.37%
Expected lives (in years)	2-4	2-4	2-4
Dividend yield	0%	0%	0%
Expected volatility	77%	99%	130%

We calculated the fair value of the stock issued under the employee stock purchase plan for the years ended February 28, 2006, February 28, 2005, and February 29, 2004, respectively, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	For the years ended,
	February 28, 2006	February 28, 2005	February 29, 2004
Risk-free interest rates	3.12 - 4.08%	1.12 - 1.99%	1.01 - 1.22%
Expected lives (in months)	6	6	6
Dividend yield	0%	0%	0%
Expected volatility	52 - 61%	64 - 79%	58 - 102%

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

The following table sets forth the computation of basic and diluted net loss per share as well as securities not included in the diluted net loss per share calculation because to do so would be antidilutive:

	For the years ended
	February 28, 2006	February 28, 2005	February 29, 2004
	(in thousands, except per share amounts)
Numerator:
Net loss	$ (1,666)	$ (1,858)	$ (2,380)

Denominator:
Weighted average shares	6,071	6,013	5,591
Denominator for basic and diluted calculation	6,071	6,013	5,591

Basic and diluted net loss per share	$ (0.27)	$ (0.31)	$ (0.43)

Antidilutive securities not included in weighted average shares:
Redeemable convertible preferred stock	1,028	55	55
Warrants to purchase common stock	159	159	222
Options to purchase common stock	1,117	1,134	934

	2,304	1,348	1,211

Comprehensive Loss

We comply with SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Comprehensive loss has been included in the Statement of Stockholders' Equity for all periods presented.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, which addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require us to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which we currently use for our footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a specific valuation methodology. In April 2005, the Securities and Exchange Commission ("SEC") issued a release which amends the compliance dates for SFAS No. 123R. Accordingly, we will be required to adopt the new accounting provisions beginning in the first quarter of our fiscal year ending February 28, 2007.

On March 29, 2005, the SEC issued Staff Accounting Bulletin ("SAB") 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We expect the adoption of SFAS No. 123R and SAB 107 will have a material adverse impact on our results of operations and loss per share. We are currently in the process of evaluating the extent of such impact.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154). SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior period's financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not change previously reported net loss, stockholders' equity or cash flow.

NOTE 2.                ALLIANCES

Provision of Sales and Marketing Services to Software Spectrum for Resale of Third-Party Software

Prior to January 3, 2006, we sold various Sun Microsystems, Inc. ("Sun") Internet and application software, initially as a reseller for Sun and later through our alliance with Software Spectrum. Under our agreement with Software Spectrum we earned fees for providing sales and marketing services of SunOne products, in addition to fees for our SubscribeNet ESDM Services. The sales fees we earned under the agreement were based on a percentage of the gross profit derived from our joint sales of Sun and Websense software licenses and maintenance services (included in the alliance and reimbursement revenue line item on our consolidated statements of operations).

This contract accounted for more than 10% of our total revenues in our fiscal years ended February 28, 2006, February 28, 2005 and February 29, 2004.

We also made a number of long-term strategic decisions during the past fiscal year. On January 3, 2006, we terminated our Sales Alliances Agreement with Software Spectrum, under which Intraware provided sales and marketing services of SunOne products in conjunction with its SubscribeNet ESDM service. We have signed a two-year SubscribeNet service agreement with FusionStorm to provide ESDM services for their SunOne product sales, which we expect will partially offset the decline in our online services and technology revenues. The company does not expect to offer similar resale services in the future to other customers as part of the SubscribeNet service, and therefore sold its rights to the underlying SunOne customer list to FusionStorm for $250,000. FusionStorm will be required to pay us an additional $200,000 if gross profit from sales of certain Sun Microsystems software exceeds pre- established targets during the 12 months following completion of the asset sale. Effective January 3, 2006, we will no longer recognize any alliance and reimbursement revenues.

During the fiscal year ended February 28, 2006, February 28, 2005 and February 29, 2004, Intraware purchased from FusionStorm hardware products and services for approximately $0.4 million, $0.2 million and $0.2 million, respectively, in transactions not related to the agreements noted above.

Resale of SubscribeNet Service by Zomax Incorporated

On August 12, 2002, we entered into a strategic alliance agreement (the "Strategic Alliance Agreement") with Zomax Incorporated ("Zomax"), an international outsource provider of process management services.  The Strategic Alliance Agreement provided for Zomax's marketing and resale of our SubscribeNet ESDM service to its global customer base.  Under the Strategic Alliance Agreement, Zomax was required to pay a minimum license fee totaling $15 million to us over 10 years, subject to some conditions, including Zomax's right to cancel the agreement at any time with one year's notice.  The annual minimum license fee was based on a graduated scale, beginning with $0.5 million in the first year of the agreement and escalating to $2.2 million in the final year of the agreement.  The agreement also provided for Zomax's payment to us of non-refundable quarterly service fees, based on sales of the SubscribeNet service by Zomax, over the term of the agreement.

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

On April 30, 2004, Zomax and Intraware mutually terminated the Strategic Alliance Agreement and entered into a new reseller agreement (the "Zomax Reseller Agreement"). The Zomax Reseller Agreement allows Zomax to resell our SubscribeNet service. Zomax will pay us fees, to be determined on a case-by-case basis, for each resale of the SubscribeNet service.  Under the Zomax Reseller Agreement, Zomax does not pay minimum annual license fees to us. The term of the Zomax Reseller Agreement is one year, subject to automatic annual renewal for one-year periods. Each party has the right to terminate the Zomax Reseller Agreement without cause upon 60 days' notice.

As part of the termination of the Strategic Alliance Agreement, Zomax and Intraware are not subject to exclusivity requirements or restrictions on sales to other companies. In addition, in consideration for Zomax' termination of the Strategic Alliance Agreement in May 2004, we refunded approximately $0.1 million of the $0.4 million prepayment for future services paid by Zomax to us during the three months ended November 30, 2003.  The remaining deferred revenue balance of approximately $0.4 million at April 30, 2004, was recognized as revenue during the three months ended May 31, 2004, given that we no longer had any obligations under the Strategic Alliance Agreement.

During the years ended February 28, 2006, February 28, 2005, and February 29, 2004, we recognized zero, $0.5 million, and $0.5 million of revenue, respectively, in connection with this arrangement.  These amounts are classified as Related party online services and technology revenue.

Resale of SubscribeNet Service by Hewlett-Packard Company

In September 2004, we entered into an agreement with Hewlett-Packard Company ("HP") for its resale of our SubscribeNet service through HP's Software Publisher Services division (the "HP Reseller Agreement").  Under the HP Reseller Agreement, HP pays us service fees based on its resales of the SubscribeNet service.  The term of the HP Reseller Agreement is one year, subject to automatic annual renewal for one-year periods each September. Each party has the right to terminate the HP Reseller Agreement without cause upon 120 days' notice. To date, no revenue has been recognized under the HP Reseller Agreement.

NOTE 3.                BALANCE SHEET COMPONENTS

	February 28, 2006	February 28, 2005
(in thousands)

Accounts receivable, net:
Accounts receivable	$ 1,704	$ 1,778
Allowance for doubtful accounts	(22)	(13)

	$ 1,682	$ 1,765

For the years ended February 28, 2006, February 28, 2005 and February 29, 2004, we provided for an increase (decrease) in the allowance for doubtful accounts of approximately $9,000, ($23,000), $9,000, respectively, and wrote-off accounts receivable against the allowance for doubtful accounts of approximately zero, zero and $1,000, respectively.

	February 28, 2006	February 28, 2005
	(in thousands)

Property and equipment, net:
Computer equipment and software	$ 6,285	$ 6,016
Furniture and office equipment	928	930
Leasehold improvements	89	69

	7,302	7,015
Less: accumulated depreciation and amortization	(6,682)	(6,152)

	$ 620	$ 863

For the years ended February 28, 2006, February 28, 2005, and February 29, 2004, depreciation and amortization expense of property and equipment was $0.6 million $0.6 million, and $1.6 million, respectively.  No assets were acquired under capital lease for the years ended February 28, 2006, February 28, 2005, and February 29, 2004.

	February 28, 2006	February 28, 2005
	(in thousands)

Accrued liabilities:
Accrued compensation and benefits	$ 368	$ 548
Accrued professional services	267	253
Other	169	166

	$ 804	$ 967

Substantially all of our assets are collateralized by our Equipment Advance Agreements (See Note 8).

NOTE 4.                INCOME TAXES

As of February 28, 2006, we had approximately $90 million of federal and $45 million of state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts between fiscal year 2007 and 2026. The Tax Reform Act of 1986 limits the use of net operating losses and tax credit carryforwards in certain circumstances where changes occur in the stock ownership of a company. Because of cumulative ownership changes in the past, the federal and state loss carryforwards have been reduced by the amount of the net operating loss carryforwards that will expire. Because of these cumulative ownership changes, federal loss carry forwards totaling approximately $42 million and state loss carry forwards totaling approximately $19 million are subject to limitation. At February 28, 2006, $48 million and $26 million of federal and state net operating losses, respectively, are available without limitation to offset future taxable income. Should there be a change of ownership in the future, the available net operating losses may be further limited.

As of February 28, 2006, we had approximately $957,000 and $751,000 of federal and state research and development credit carryforwards, respectively. These federal credits will expire in various years through fiscal year 2022 if not utilized. The California credits can be carried forward indefinitely.

Based upon our limited operating history and losses incurred to date, management does not believe the realization of the related deferred tax assets meets the recognition criteria required by generally accepted accounting principles, and accordingly, a full valuation allowance has been recorded to reduce the carrying value of the deferred tax assets to zero. Changes in our valuation allowance were approximately $0.5million, $0.5million and $1 million for the fiscal years 2006, 2005 and 2004, respectively. Approximately $4.2 million of the valuation allowance relates to stock option deductions that, if recognized, will be recorded as a credit to shareholders' equity.

        Net deferred assets are composed of the following (in thousands):

	February 28, 2006	February 28, 2005
Deferred tax assets:
Net operating loss carryforwards	$ 33,195	$ 32,571
Fixed asset basis difference	193	191
Research and development credits	1,453	1,453
Accruals and reserves	212	332
Total deferred tax assets	35,053	34,547
Valuation allowance	(35,053)	(34,547)
Total deferred tax assets	$ -	$ -

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for the year summarized below:

	February 28, 2006	February 28, 2005	February 29, 2004
Provision computed at federal statutory rate	-34.00%	-34.00%	-34.00%
Amortization of deferred compensation	0.00%	0.00%	0.40%
Other	0.00%	0.00%	0.87%
Change in valuation allowance	34.00%	34.00%	32.73%
Provision for income taxes	0.00%	0.00%	0.00%

NOTE 5.                COMMITMENTS AND CONTINGENCIES

Operating Leases and Noncancelable Debt

We lease our office facilities and certain equipment under noncancelable operating lease agreements, which expire at various dates through our fiscal year ending 2006. The leases require that we pay all costs of maintenance, utilities, insurance and taxes. Rent expense under these leases totaled approximately $0.5 million, for each of the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively.

In addition, we subleased a portion of our facilities in Orinda, California. As a result, we received approximately $32,000, $63,000 and $60,000 in sublease payments during the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively, which has been offset against rent expense.

Future minimum payments under all noncancelable debt and operating leases at February 28, 2006, are as follows (in thousands):

Year Ending,	Notes Payable	Operating Leases	Total

February 28, 2007	$ 400	$ 517	$ 917
February 29, 2008	163	520	683
February 28, 2009		530	530
February 28, 2010		265	265
	563	$ 1,832	$ 2,395

Less: amounts representing interest	(33)
Total principal balance	$ 530

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

    Indemnities to Private Investors. In our private placements of stock, we have made representations and warranties to the investors and placement agents, and have agreed to indemnify them for any damages and costs they incur as a result of our breach of those representations and warranties. We also have signed investor and/or registration rights agreements with private investors under which we indemnify them for damages they incur as a result of any material misstatements or omissions in our registration statements, and pay penalties in the event we fail to maintain the effectiveness of registration statements. The duration of our indemnities to our investors under the respective stock and warrant purchase agreements ranges from one to two years from the respective closing dates, other than the purchase agreements for our June 2000 warrants, our January 2001 Series A Preferred Stock, and our November 2005 Series B Preferred Stock, which provide for indemnities of unlimited duration. In general, our indemnities to our investors under the respective registration rights agreements expire upon termination of our registration obligations, which is typically the date the securities may be sold under Rule 144(k) under the Securities Act of 1933. With respect to our Investor Rights Agreement with Digital River for Series B Preferred Stock, however, our indemnification obligations survive any offering of Registerable Securities, or the termination of the Agreement. Our potential payments under these indemnities are unlimited.

    Indemnities to Directors and Officers. We indemnify our directors and officers for damages and costs incurred in the performance of their duties, to the extent permitted by Delaware law. The duration of, and our potential payments under, these indemnities are unlimited, subject to Delaware law.

We historically have received only a very limited number of requests for indemnification under these agreements and have not been required to make material payments under them. Accordingly, we believe that the fair value of each of these indemnification agreements is minimal and therefore have not recorded a liability related to these indemnification provisions.

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

Lawsuits containing similar allegations have been filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which Intraware and its three named current and former officers and directors are a part, on common pleadings issues. On or about October 9, 2002, the Court entered and ordered a Stipulation of Dismissal, which dismissed the three named current and former officers and directors from the litigation without prejudice. On February 19, 2003, the Court entered an order denying in part the issuer-defendants' omnibus motion to dismiss, including those portions of the motion to dismiss relating to Intraware.

In June 2004, a stipulation of settlement for the claims against the issuer-defendants, including us, was submitted to the Court. The underwriter-defendants in the In re Initial Public Offering Securities Litigation (collectively, the "underwriter-defendants"), including the underwriters of our initial public offering, are not parties to the stipulation of settlement.

The settlement provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants. The amount our insurers would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs' recovery from the underwriter-defendants and from other non-settling parties. If the plaintiffs recover at least $1 billion from the underwriter-defendants, our insurers would have no liability for settlement payments under the terms of the settlement. If the plaintiffs recover less than $1 billion, we believe our insurance will likely cover our share of any payments towards satisfying plaintiffs' $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of February 28, 2006, we have not accrued a liability for this matter.

On August 31, 2005, the court granted preliminary approval of the settlement. A fairness hearing for the settlement is scheduled for April 2006. There is no guarantee the settlement will become final as it is subject to a number of conditions, including the final approval of the court.

Leon Segen v. ComVest Venture Partners. LP. et al.

In July 2004, a complaint was filed in the United States District Court for the District of Delaware, Civ. No. 04-822, against ComVest Venture Partners, LP; ComVest Management, LLC; Commonwealth Associates Management Company, Inc.; Commonwealth Associates, LP; RMC Capital, LLC; Michael S. Falk; Robert Priddy; Travis L. Provow; Keith Rosenbloom (the "ComVest Defendants"); and Intraware. The complaint describes Intraware as a nominal defendant. The complaint alleges that, between August 2001 and January 2002, all of the defendants other than Intraware were members of a group, and therefore should be treated as a single "person," for purposes of Sections 13(d)(3) and 16(b) of the Securities Exchange Act of 1934 (the "1934 Act"). The complaint further alleges that ComVest Venture Partners, LP and Mr. Priddy, while they and the other alleged group members collectively owned more than 10% of a class of our equity securities, bought and sold our equity securities within a 6-month period and failed to disgorge to us the profits allegedly realized in those trades, thereby violating Section 16(b) of the 1934 Act. Mr. Falk was a member of our Board of Directors from April 2001 to May 2002 and Mr. Provow was a member of our Board of Directors from October 2001 to May 2002. The complaint demands that ComVest Venture Partners, LP and Mr. Priddy pay over to Intraware the profits they allegedly realized and retained in violation of Section 16(b) of the 1934 Act, together with interest and legal costs. According to the complaint, the amount of those alleged profits is unknown to the plaintiff, however, the information alleged in the complaint suggests that amount may be approximately $1.3 million. The complaint does not seek damages against us. After the complaint was filed, the plaintiff and Intraware signed a stipulation acknowledging that Intraware takes no position with respect to the claims in the action, and providing that Intraware accepts service of the complaint, that Intraware is not required to file an answer or other response to the complaint, and that Intraware will otherwise have the rights and responsibilities of a party to the action.

In April 2006, the parties entered into a settlement agreement under which the ComVest Defendants will pay us approximately $155,000, net of estimated attorney fees and costs, in settlement of all claims. The settlement did not require shareholder approval and was formally approved by the court on April 18, 2006.

From time to time, we also are also subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

	Preferred Stock
	Shares	Amount
Balance at February 28, 2003	135	$ 2,473
Conversion of Series A Preferred Stock into common stock	(75)	(1,212)
Conversion of Series B-1 Preferred Stock into common stock	(5)	(364)

Balance at February 29, 2004	55	897
No activity	-	-

Balance at February 28, 2005	55	897
Conversion of Series A Preferred Stock into common stock	(27)	(448)
Issuance of Series B Preferred Stock, net of issuance costs of $300	1,000	5,701

Balance at February 28, 2006	1,028	$ 6,150

Series A

On January 16, 2001, we raised $5.2 million in financing through the sale of a new class of Series A Preferred Stock and warrants to investors. Under the terms of this financing, we issued an aggregate of 287,292 shares of Series A Preferred Stock at a per share price of $18.10 and warrants to purchase 28,728 shares of common stock at an exercise price of $19.90, or 110% of the purchase price of the Series A Preferred Stock. The warrants expired January 16, 2005, which was four years from the issuance date. The purchase price for the Series A Preferred Stock was the average closing price of our common stock during the ten trading-day period ending January 11, 2001, plus a 15% premium. Each share of Series A Preferred Stock is convertible into one share of common stock at the election of the holder and entitles the holder to a liquidation preference equal to the amount of the original investment, in the event of liquidation, winding-up or our dissolution. The Series A Preferred Stock does not have a dividend; however, the stockholders do participate in dividends declared to common stockholders. No common dividends have been declared during the years ended February 28, 2006, February 28, 2005 and February 29, 2004. The Series A Preferred Stock is not subject to adjustments to the conversion ratio, except for proportional adjustments in the event of a split or combination of the common stock. The holders of the Series A Preferred Stock vote together with other classes, with each share of Series A Preferred Stock having the number of votes equal to the number of shares of common stock into which the Series A Preferred Stock could be converted. Proceeds from this financing were allocated based on relative fair values of the Series A Preferred Stock and warrants issued.

As part of our agreement with the Series A Preferred Stock purchasers, we filed with the SEC a registration statement to register the resale of the common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the warrants.  The SEC declared that registration statement effective on October 4, 2002.

At February 28, 2006, 27,624 shares of Series A Preferred Stock remained outstanding.

Series B

On November 9, 2005 we entered into a Series B Convertible Preferred Stock Purchase Agreement with Digital River, Inc., pursuant to which Digital River agreed to purchase 1,000 shares of our Series B Convertible Preferred Stock for an aggregate purchase price of $6.0 million representing an approximately 14% ownership stake, if converted, as of February 28, 2006. Concurrently, we entered into an Investor Rights Agreement and a Standstill and Stock Restriction Agreement with Digital River. The transaction closed on November 10, 2005. Proceeds from the transaction were approximately $5.7 million, net of investment banking and legal fees.

Each share of Series B Convertible Preferred Stock is convertible into 1,000 shares of our common stock (subject to adjustment for stock splits and the like) at any time at the option of Digital River. In addition, each share of Series B Convertible Preferred Stock shall automatically convert into 1,000 shares of our common stock upon any transfer, except for transfers to an affiliate of Digital River. The Series B Convertible Preferred Stock is also entitled to a liquidation preference in connection with a liquidation event, including an acquisition of Intraware, and certain non-cumulative dividend rights. We also have certain redemption rights with respect to the Series B Convertible Preferred Stock if it has not been entirely converted to common stock by November 9, 2007. The liquidation preference will be an amount per share equal to the greater of the purchase price plus all declared and unpaid dividends (if any) on such shares of the Series B Convertible Preferred Stock, or the amount per share that would have been payable had it been converted to common stock immediately prior to the liquidation event. The liquidation preference at February 28, 2006 is $6.3 million or, if greater, the market price of the common stock into which the Series B Convertible Preferred Stock is convertible immediately prior to a liquidation event.

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

Pursuant to the Standstill and Stock Restriction Agreement, Digital River may not acquire beneficial ownership of more than 15% of our voting power during the standstill period. The standstill period terminates when either Digital River owns less than 10% of our voting power or upon change of control of Intraware, or is suspended for those periods during which a third-party has acquired more than 15% but less than 50% of our voting power, we enter into an agreement for a merger, asset sale or other transaction with a third party, or a third party commences a tender offer for our voting stock. This agreement also subjects Digital River's right to transfer its shares (other than to affiliates) to a right of first refusal by us to purchase the shares. This agreement also imposes certain obligations on Digital River regarding quorum at stockholder meetings and dissenter's rights.

Preferred Stock Purchase Rights

On September 8, 2005, in accordance with a Preferred Stock Rights Agreement (the "Rights Agreement") we entered into with our stock transfer agent, our Board of Directors declared a dividend of one right to purchase one one-thousandth share of the Company's Series D Participating Preferred Stock ("Series D Preferred") for each outstanding share of our Common Stock (the "Rights").  Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share of Series D Preferred at an exercise price of $30.00 (the "Purchase Price"), subject to adjustment. Each one one-thousandth of a share of Series D Preferred has rights and preferences substantially equivalent to those of one share of our Common Stock.

Rights will become exercisable upon the earlier of (a) the tenth day (or such later date as may be determined by our Board of Directors) after a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of our common shares outstanding at the time of acquisition, or (b) the tenth business day (or later date as may be determined by our Board) after a person or group announces a tender or exchange offer that would result in ownership by a person or group of 15% or more of our outstanding common shares.

The Rights will expire on the earliest of (i) September 23, 2015, or (ii) redemption or exchange of the Rights under the rights agreement. In the event the Company has insufficient Series D Preferred available for all Rights to be exercised, and subject to Board approval, we may instead substitute cash, assets or other securities for the Series D Preferred.

Subject to certain conditions, in the event an acquirer obtains 15% or more of the Company's then outstanding common shares, each holder of a Right (other than Rights beneficially owned by the acquirer) will have the right to purchase common shares with a market value equal to two times the Purchase Price.  Further, if Intraware is merged into another company or sells more than 50% of its assets outside the normal course of business, the holders of the Rights will have the ability to purchase common stock of the acquiring company under the same terms.

At any time after an acquirer obtains 15% or more of our outstanding common shares and prior to the acquisition by such person of 50% or more of our outstanding Common Shares, our Board may also exchange the Rights (other than Rights beneficially owned by the acquirer), in whole or in part, at an exchange ratio of one common share per Right.

Subject to certain restrictions, the Rights Agreement may be amended and the Rights may be redeemed by the Company at $0.001 per Right.

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

On May 24, 2002, we completed a private placement of our common stock and warrants to purchase our common stock to institutional and individual investors. Under the terms of the financing, we issued an aggregate of 394,000 shares of common stock, and warrants to purchase 78,800 shares of our common stock with an exercise price of $11.90 per share, for aggregate gross proceeds of $3.9 million, including $2.6 million in cash and $1.3 million in cancelled indebtedness.

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

During the year ended February 29, 2004, we recorded a net credit of approximately $378,000, to interest and other income and expenses, net to adjust the carrying amount of the warrants issued on May 24, 2002, to fair value.

The May 24, 2002, common stock financing resulted in anti-dilution adjustments to the warrants issued in connection with our issuance of redeemable convertible preferred stock on June 30, 2000. The exercise price of the warrants issued in connection with our preferred stock on June 30, 2000, was adjusted from $15.40 to $15.00.

On August 12, 2002, we completed a private placement of common stock to Zomax Incorporated. Under the terms of the financing, we issued an aggregate of approximately 0.6 million shares of common stock for aggregate gross proceeds of approximately $5.0 million. As part of this transaction, we incurred approximately $89,000 in legal, accounting and other costs. Concurrent with that agreement, we entered into a strategic alliance agreement with Zomax (see Note 2).

As part of the agreement with Zomax, we filed with the SEC a registration statement to register the resale of the common stock issued to Zomax.  The SEC declared that registration statement effective on September 23, 2003.

The August 12, 2002, common stock financing resulted in anti-dilution adjustments to the warrants issued in connection with our issuance of redeemable convertible preferred stock on June 30, 2000. The exercise price of the warrants issued in connection with our preferred stock on June 30, 2000, was adjusted from $15.00 to $14.30.

In addition, the August 12, 2002 common stock financing resulted in an anti-dilution adjustment to the exercise price of the warrants issued in connection with our May 24, 2002 common stock financing and an increase in the number of shares of common stock issuable upon exercise of those warrants. The exercise price of the warrants was adjusted from $11.90 to $10.70. The number of shares issuable upon exercise of the warrants increased from 85,004 to 94,457.

On September 9, 2003, we completed a private placement of common stock to investment funds and accounts managed by Apex Capital, LLC. Under the terms of the financing, we issued 0.4 million shares of common stock at a price of $15.50 per share for gross proceeds of $6.2 million. This purchase price represents approximately a 24% discount from the closing price of our common stock on September 9, 2003. As part of this transaction, we incurred and expect to incur approximately $89,000 in legal, accounting, and other costs. Including shares previously acquired on the open market, as of September 9, 2003, investment funds and accounts managed by Apex Capital, LLC held approximately 9% of our outstanding common stock.

As part of the agreement with Apex, we agreed to file with the SEC a registration statement to register the resale of the common stock issued to the investors.  The SEC declared that registration statement effective on November 3, 2003.

The September 9, 2003, common stock financing resulted in anti-dilution adjustments to the warrants issued in connection with our issuance of redeemable convertible preferred stock on June 30, 2000. The exercise price of the warrants issued in connection with our preferred stock on June 30, 2000, was adjusted from $14.30 to $14.10.

As of February 28, 2006 and February 28, 2005, there were no shares of outstanding common stock subject to repurchase.

As of February 28, 2006, the following table summarizes the terms of our outstanding warrants to purchase common stock.

Issuance Date	Number of Shares	Exercise Price	Expiration Date
May 21, 2001	80,000	$ 17.10	May 21, 2011
May 24, 2002	67,542	10.00	May 24, 2006
May 24, 2002	7,441	10.70	May 24, 2006
August 1, 2003	4,173	11.90	August 1, 2010
	159,156

Reverse Stock Split

At the close of business on September 26, 2005, we effected a one-for-ten reverse split of our common stock. All share and per share information included in the consolidated financial statements in this annual report on Form 10-K, have been retroactively adjusted to reflect the reverse stock split. Shares authorized and par value were not adjusted as they were not affected by the reverse stock split.

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

Michael Falk, who was a member of our Board of Directors from April 2001 until May 9, 2002, was Chairman and Chief Executive Officer of Commonwealth Associates Group Holdings, L.L.C. Commonwealth Associates Group Holdings, L.L.C. wholly owned Commonwealth Management, L.L.C., the general partner of Commonwealth Associates, L.P. Commonwealth Associates Group Holdings, L.L.C. wholly owned ComVest Management, LLC, which was the general partner of ComVest Venture Partners, L.P. Michael Falk was a manager of ComVest Management, L.L.C. ComVest Venture Partners purchased 25,000 shares of our common stock and a warrant for 5,000 shares of our common stock for $250,000 in our May 2002 financing.

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

On November 27, 2001, as part of the financings, we held a special stockholder meeting and obtained stockholder approval for the exercise of warrants exceeding an aggregate of 560,000 shares of our common stock (approximately 19.7% of our outstanding common stock). In addition we obtained stockholder approval for the potential conversion of the notes into the same type of securities issued by us in our next capital-raising private placement of equity securities.

During the year ended February 28, 2002, warrants associated with the issuance of the promissory notes were exercised for 750,000 shares of our common stock, with an aggregate market value of approximately $7.2 million at the exercise date. Approximately 740,000 shares of our common stock were issued pursuant to these warrant exercises, after deducting shares withheld as payment of the exercise price. During the year ended February 29, 2004, warrants associated with the issuance of the promissory notes were exercised for 20,000 shares of our common stock, with an aggregate market value of approximately $267,000 at the exercise date. Approximately 20,000 shares of our common stock were issued pursuant to these warrant exercises.

In May 2002, following the sale of our Asset Management software business to Computer Associates International, Inc. and the private placement described in Note 7, we repaid $5.7 million of the $7.0 million principal amount of the promissory notes that we had issued in August and September 2001. As part of this repayment, we were required to accrete the portion of carrying amount of the promissory notes relating to the repayment to its full value. This resulted in a charge of approximately $973,000, which is included in interest and other income and expenses, net. The remaining $1.3 million in principal amount of those promissory notes was effectively converted into the private placement of common stock and warrants described in Note 7.

Bank Notes Payable and Equipment Advance Agreements

In August 2003, we issued a note payable to Silicon Valley Bank for proceeds of approximately $2.0 million. The note was payable in fixed monthly principal installments plus interest through September 2005. In connection with the note payable, we issued a warrant to purchase 4,173 shares of our common stock at an exercise price of $11.90 per share. The warrant was immediately exercisable and expires in August 2010. We estimated the allocated fair value of such warrant at approximately $46,000, using the Black-Scholes valuation model with the following assumptions: expected volatility of 136%, risk-free interest rate of 4.01%, expected life of seven years and no dividends. The value of the warrant was recorded as a debt discount and was amortized as interest expense using the effective interest method over the life of the note payable. The debt discount related to the warrant was fully amortized as of February 28, 2006. As of February 28, 2006, the warrant had not been exercised.

In August 2003, we also entered into an equipment advance agreement with Silicon Valley Bank. The equipment advance bears an annual interest at the greater of 5.50% or 1.00% above the bank's prime rate.  The agreement provided for borrowings of up to $500,000 through August 2004 and was limited to equipment purchases.  As of February 28, 2006, we had borrowed approximately $363,000 under this agreement and the interest rate at that date was 8.50%.  Monthly payments of interest only were payable through August 1, 2004, after which fixed monthly principal installments plus interest will be made through August 2006.

In September 2004, we entered into a second equipment advance agreement with Silicon Valley Bank.  The equipment advance bears an annual interest at the greater of 5.50% or 1.00% above the bank's prime rate.  This equipment advance allowed us to borrow up to $500,000 through August 1, 2005, solely to finance equipment purchases.  As of February 28, 2006, we had borrowed approximately $493,000 under this agreement and the interest rate at that date was 8.50%.  Monthly payments of interest only were payable through August 2005, after which fixed monthly principal installments plus interest will be made through August 2007.

In November 2005, we entered into a third equipment advance agreement with Silicon Valley Bank.  This new equipment advance bears an annual interest at the greater of 7.0% or 1.00% above the bank's prime rate.  This third equipment advance allows us to borrow up to $500,000 through November 30, 2006, solely to finance equipment purchases.  As of February 28, 2006, we had borrowed approximately $70,000 under this agreement and the interest rate at that date was 8.50%.  Each advance is repayable over 24 monthly installments of principal plus interest, beginning the month after the advance is made.

All of this debt is collateralized by a senior security interest in substantially all of our assets.  We are also required to maintain compliance with certain financial covenants, with all of which we were in compliance at February 28, 2006.

Scheduled maturities of debt at February 28, 2006 are as follows (in thousands):

Years ending:
February 28, 2007	$ 372
February 29, 2008	158
$ 530

NOTE 9.                EMPLOYEE BENEFIT PLANS

401(k) Savings Plan

We have a savings plan (the "Savings Plan") that qualifies as a defined contribution arrangement under Section 401(a), 401(k) and 501(a) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 20%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All of our employees on the United States of America payroll are eligible to participate in the Plan. We will determine our contributions, if any, to the Savings Plan based on our current profits and/or retained earnings, however, we have not made any contributions to the Savings Plan since its inception.

1996 Stock Option Plan

In October 1996, we adopted the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the granting of stock options to our employees and consultants. Options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (that is, options intended to qualify as incentive stock options under the Internal Revenue Code, or "ISOs") may be granted only to our employees (including directors who are also employees). Nonstatutory stock options (that is, options not intended to qualify as incentive stock options under the Internal Revenue Code, or "NSOs") may be granted to our employees and consultants. At February 28, 2006, we had reserved approximately 0.4 million shares of common stock for issuance under the 1996 Plan. The shares reserved are subject to annual increases equal to the lesser of (a) 300,000 shares, (b) 6% of the outstanding shares on such date, or (c) a lesser amount determined by the Board.

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

Under the 1996 Plan, the exercise price of an option may not be less than 100% of the fair market value of the shares on the date of grant as determined by the Board of Directors; however, the exercise price of an ISO or NSO granted to a 10% shareholder may not be less than 110% of the fair market value of the shares on the date of grant. The 1996 Plan expires in November 2006.

1998 Director Option Plan

In December 1998, we adopted the 1998 Director Option Plan (the "Director Plan"), which became effective in February 1999. The Director Plan provides for the granting of stock options to Board members who are not employees of Intraware. We have reserved approximately 17,000 shares of common stock for issuance under the Director Plan at February 28, 2006. The option grants under the Director Plan are automatic and nondiscretionary, and the exercise price of the options must be 100% of the fair market value of the common stock on the date of grant. We determine fair market value by the closing price of the common stock on Nasdaq on the grant date. Each eligible Board member is granted an option to purchase 1,500 shares ("First Option") on the date such person first becomes a director. Immediately following each annual meeting of stockholders, each eligible Board member is automatically granted an additional option to purchase 750 shares ("Subsequent Option") if such director has served continuously as a member of the Board for at least the preceding six months. The Director Plan provides that the options shall be exercisable over a period not to exceed ten years from the date of the grant; however, the options terminate 3 months following the date the director ceases to be a member of the Board (12 months if the director ceased to be a Board member because of death or disability). First Options vest as to 12.5% of the shares 6 months after the grant date and as to remaining shares in equal installments over the next 42 months provided the optionee continues as a member of the Board. Subsequent Options vest as to 25% of the shares 6 months after the grant date and as to the remaining shares in equal installments over the next 18 months.

The 1998 Director Plan expires in December 2008.

1999 Non-Qualified Acquisition Stock Option Plan

In October 1999, we adopted the Non-Qualified Acquisition Stock Option Plan (the "1999 Plan"). The 1999 Plan provides for the granting of NSOs to our employees and consultants. Officers may only receive grants under the 1999 Plan in connection with their initial service to us, and Board members may not receive any grants under the 1999 Plan. We reserved 350,000 shares of common stock for issuance under the 1999 Plan at the time of its adoption. The standard form of Stock Option Agreement used under the 1999 Plan provides that the options are exercisable over a period not to exceed ten years from the date of the grant. Options granted under the 1999 Plan generally vest as to 25% of the shares one year after the date of grant and as to the remaining options in equal monthly installments over the next 36 months. The exercise price of all options granted under the 1999 Plan has been the fair market value of our common stock on the grant date, as determined by the closing price of the common stock on Nasdaq on that date. During the year ended February 29, 2004, we ceased issuing options from this plan. All remaining options available for grant were removed from the plan at that time.

The 1999 Plan expires in October 2009.

Employee Stock Purchase Plan

In December 1998, the Board adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan"), which became effective February 1999. The Purchase Plan reserves 60,000 shares of common stock for issuance there under. On each March 1 beginning in 2000, the aggregate number of shares reserved for issuance under the Purchase Plan is increased automatically to the lesser of 40,000 shares, 1% of the outstanding shares on such date, or a lesser amount determined by the Board of Directors. Employees generally are eligible to participate in the Purchase Plan if they are customarily employed by us for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase Plan) 5% stockholders. Under the Purchase Plan, eligible employees select a rate of payroll deduction up to 15% of their W-2 cash compensation subject to certain maximum purchase limitations. Each offering period has a maximum duration of two years and consists of four six-month purchase periods. Depending on the effective date, the first purchase period is approximately six months long. Offering Periods and purchase periods thereafter begin on April 15 and October 15. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the last day of that purchase period.

Selected Information Regarding all Stock Option Plans

The following table summarizes all stock option activity (in thousands, except per share amounts):

	Options Outstanding
			Weighted
	Options		Average
	Available	Number of	Exercise
	For Grant	Options	Price
Balance at February 28, 2003	238	834	$ 2.57
Shares authorized	300	-	-
Plan shares expired	(5)	-	-
Options granted at fair value	(376)	376	1.37
Options exercised	-	(132)	0.99
Options canceled	144	(144)	3.20
Balance at February 29, 2004	301	934	22.10
Shares authorized	300	-	-
Plan shares expired	(3)	-	-
Options granted at fair value	(295)	295	13.90
Options exercised	-	(40)	10.10
Options canceled	55	(55)	32.90
Balance at February 28, 2005	358	1,134	19.80
Shares authorized	100	-	-
Plan shares expired	(14)	-	-
Options granted at fair value	(224)	224	3.49
Options exercised	-	(16)	1.69
Options canceled	225	(225)	21.57
Balance at February 28, 2006	445	1,117	16.36

At February 28, 2006, February 28, 2005 and February 29, 2004, approximately 0.8 million, 0.6 million, and 0.4 million options were exercisable at a weighted average exercise price per share of $19.83, $25.60, and $33.30, respectively.

The following table summarizes the information about all stock options outstanding and exercisable as of February 28, 2006 (in thousands, except per share amounts and years):

				Options Vested and Exercisable at
	Options Outstanding at February 28, 2006			February 28, 2006
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life	Exercise Price	Outstanding	Exercise Price
$1.25 - 4.20	186	5.16	$3.35	38	$3.24
4.40 - 7.70	217	6.22	6.88	197	6.88
7.85 - 11.60	302	6.99	10.15	240	9.98
11.70 - 15.94	234	7.58	14.48	129	14.81
16.70 - 662.50	177	6.44	54.37	163	57.25
727.50 - 727.50	1	4	727.5	1	727.5
	1,117	6.57	16.36	768	19.83

As of February 28, 2006, we had change of control severance agreements with five of our employees, four of whom were executive officers. The agreements provide that if we experience a change of control, and the employee is involuntarily terminated without cause within twelve months following the change of control or the announcement of such change of control, we will provide additional vesting of unvested stock options, in addition to any vesting acceleration provided under the 1996 Stock Option Plan.  One of the agreements provide for one year of additional vesting of unvested stock options and four of the agreements provide for immediate vesting of all of the employee's unvested stock options.

These agreements were modifications to the terms of the original grants.   An additional compensation charge would be taken when and if the officers achieve a benefit from the change (i.e., if a change in control or termination occurs). Under these agreements, approximately 651,000 shares were modified of which 162,000 remain unvested at February 28, 2006. This unvested portion of stock option grants represents an additional contingent compensation charge of approximately $960,000 at February 28, 2006. The recognition of the compensation charge, if any, depends on whether the employee ultimately retains an option award that would have been otherwise forfeited under the option or award's original vesting terms.

NOTE 10.              RESTRUCTURING

During the year ended February 28, 2006, we incurred a $41,000 restructuring charge related to severance payments made to employees who we terminated in connection with our sale of our Sun software resale activities to FusionStorm. We based the severance payments on the seniority of the respective employees and their stock options holdings. This charge was recorded against operations for the year ended February 28, 2006.

During the year ended February 28, 2005, we realized a payroll tax refund for overpaid payroll taxes of approximately $75,000.  These overpaid payroll taxes related to supplemental unemployment compensation benefits for involuntarily terminated employees during our restructuring events in December 2000, August 2001 and May 2002.  As of February 28, 2006, we believe all transactions relating to past restructuring events have been recognized.

NOTE 11.              RELATED PARTY TRANSACTIONS

During the year ended February 28, 2006, we provided e-commerce solutions to our customers by utilizing managed e-commerce services that were provided by Commerce5, Inc. On November 9, 2005, we entered into a Series B Preferred Stock Purchase Agreement with Digital River, Inc. which represents an approximate 14% ownership stake (see Note 6). In December of 2005 Digital River announced an agreement to acquire Commerce5, Inc. Upon the closing of the acquisition Commerce5 will become a wholly-owned subsidiary of Digital River, Inc.

We also are in the process of negotiating a strategic alliance agreement with Digital River, which we expect to complete within the next few weeks. Upon signing that agreement, Digital River will be entitled to a seat on our Board of Directors so long as it owns ten percent or more of our outstanding voting stock.

NOTE 12.              SEGMENT AND GEOGRAPHIC INFORMATION

During the years ended February 28, 2006, February 28, 2005, and February 29, 2004, we operated in a single business segment providing online purchasing and delivery services for business software.  The geographic distributions of our revenues were as follows (in thousands):

	For the years ended
	February 28, 2006	February 28, 2005	February 29, 2004
Revenue:
Untied States	$9,658	$9,602	$10,212
Europe	1,388	1,233	695
Total	$11,046	$10,835	$10,907

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

NOTE 13.              SUBSEQUENT EVENT

On April 18, 2006, we were notified that the court formally approved the settlement for the case of Leon Segen v, ComVest Venture Partners, LP et al. The parties entered into a settlement agreement under which the ComVest Defendants will pay us approximately $155,000, net of estimated attorney fees and costs, in settlement of all claims. The settlement did not require shareholder approval.

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

	For the quarters ended
	Feb. 28,	Nov. 30,	Aug. 31,	May 31,
	2006	2005	2005	2005
Revenues	$ 2,610	$ 2,523	$ 3,067	$ 2,846
Gross profit	1,373	1,226	1,595	1,323
Loss from operations	(270)	(870)	(237)	(553)
Net loss	(151)	(804)	(192)	(519)
Basic and diluted net loss per share	$ (0.02)	$ (0.13)	$ (0.03)	$ (0.09)
Weighted average shares - basic and fully diluted	6,096	6,076	6,059	6,052

	For the quarters ended
	Feb. 28,	Nov. 30,	Aug. 31,	May 31,
	2005	2004	2004	2004
Revenues	$ 2,865	$ 2,529	$ 2,594	$ 2,847
Gross profit	1,562	1,378	1,474	1,852
Loss from operations	(352)	(793)	(659)	(92)
Net loss	(327)	(767)	(659)	(105)
Basic and diluted (earnings) net loss per share	$ (0.05)	$ (0.13)	$ (0.11)	$ (0.02)
Weighted average shares - basic and fully diluted	6,042	6,036	6,012	5,962

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.       CONTROLS AND PROCEDURES.

(a)            Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Since we are not yet an accelerated filer, we are not currently required to comply with Section 404 (Management Assessment of Internal Controls ) of the Sarbanes-Oxley Act of 2002.  We are in the process of implementing what we believe will be sufficient internal control structures and procedures for our financial reporting such that our management can provide the required certifications as to these structures and procedures in our Annual Report on Form 10-K for our fiscal year ending February 28, 2007.

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

ITEM 9B.               OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following sets forth certain biographical information regarding each of our Directors and Executive Officers as of April 18, 2006.

Directors
Name	Age	Class	Term Ends	Independent+	Chair & Committee Assignments	Position with Intraware
Peter Jackson	48	III	2007	No	Chairman of Board	Chief Executive Officer, President, and Chairman of the Board
Mark B. Hoffman	59	III	2007	Yes	__	Director
Brendan A. McLoughlin	67	II	2006	Yes	Chairman, Compensation Committee. Member, Audit, Nominating and Corporate Governance, and Special Litigation committees.	Director
Raymond L. Ocampo Jr.	53	II	2006	Yes	Chairman, Nominating and Corporate Governance and Special Litigation committees. Member, Compensation Committee.	Director
Peter F. Pervere	59	I	2008	Yes	Lead Independent Director Chairman, Audit Committee. Member, Compensation Committee.	Director
Bradley M. Shuster	51	I	2008	Yes	Member, Audit Committee.	Director

+          Independence is determined in accordance with the applicable rules of the Nasdaq Stock Market.

Peter H. Jackson co-founded Intraware in August 1996 as President, Chief Executive Officer and a member of the Board of Directors.  He became Chairman, Chief Executive Officer and President in November 2003.  Prior to joining Intraware, he served as founder and President of Granite Computer Products, Inc., a corporate computer hardware reseller and services provider; President and Chief Operating Officer of Dataflex Corporation, a value-added reseller of computer hardware and services; and Vice President of Vanstar Corporation, a computer hardware and services company.  Mr. Jackson holds an A.B. in History from the University of California, Berkeley.

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

Mark B. Hoffman has served as a member of our Board of Directors since August 1996. He was Chairman of our Board until November 2003. Mr. Hoffman currently is Chairman, Chief Executive Officer and President of Everdream Corporation, a software company that provides on-demand desktop management services. Mr. Hoffman joined Everdream in July 2005. From September 1996 until October 2004, Mr. Hoffman served as Chairman of the Board of Directors and Chief Executive Officer of Commerce One, Inc., an e-commerce procurement and supplier-management solutions company. Commerce One, Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in October 2004. Prior to joining Commerce One, Mr. Hoffman served as Chief Executive Officer and President of Sybase, Inc., a database software company he co-founded in 1984. Prior to Sybase, Mr. Hoffman's experience includes management positions at Britton Lee, a manufacturer of database machines, and at Amdahl Corporation. Mr. Hoffman holds an M.B.A. from the University of Arizona and a B.S. in Engineering from the U.S. Military Academy.

Raymond L. Ocampo Jr. has served as a member of our Board of Directors since November 2003. He is a member of the Compensation Committee, and is the Chairman of the Nominating and Corporate Governance Committee and of the Special Litigation Committee. He has been a member of the board of directors of the Berkeley Center for Law & Technology since January 2000 and served as Executive Director from August 1997 through December 1999. Since April 2004 Mr. Ocampo has been President and Chief Executive Officer of Samurai Surfer LLC, a consulting and investment company. Mr. Ocampo was Senior Vice President, General Counsel and Secretary at Oracle Corporation from September 1990 until his retirement in November 1996. He held other senior positions in Oracle's Legal Department between July 1986 and September 1990. Mr. Ocampo is a member of the board of directors of CytoGenix, Inc., Keynote Systems, Inc., The PMI Group, Inc. and VitalStream Holdings, Inc.. He holds a B.A. from the University of California, Los Angeles and a J.D. from Boalt Hall School of Law at the University of California, Berkeley.

Peter F. Pervere has served as a member of our Board of Directors since March 2003. He is the Chairman of the Audit Committee and a member of the Compensation Committee. From April 1997 until February 2000, Mr. Pervere served as Vice President and Chief Financial Officer and from February 2000 to May 2002 he served as Senior Vice President and Chief Financial Officer of Commerce One, Inc., an e-commerce procurement and supplier-management solutions company. From 1987 to April 1997, Mr. Pervere was at Sybase, Inc., a database software company, serving as Vice President and Corporate Controller from 1991 to 1997. Prior to joining Sybase, Mr. Pervere served for five years on the auditing staff, including three years as an audit manager, at the accounting firm of Ernst & Young LLP. Mr. Pervere holds a B.A. degree in History from Stanford University.

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

Executive Officers and Other Key Employees

In addition to Mr. Jackson, the following persons were executive officers or key employees as of April 18, 2006.
Name	Age	Position with the Company
Wendy A. Nieto	41	Executive Vice President and Chief Financial Officer
Richard J. Northing	41	Executive Vice President and Chief Operating Officer
Paul D. Warenski	41	Senior Vice President, General Counsel and Secretary

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

Paul D. Warenski joined us as Senior Vice President, General Counsel, and Secretary in March 2006. Before joining Intraware, he served as Senior Vice President, General Counsel, and Secretary of Commerce One, Inc., which filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code in October 2004. Mr. Warenski continues to serve as the Responsible Person for Commerce One in its bankruptcy proceeding. Prior to becoming General Counsel of Commerce One in September 2004, Mr. Warenski served at Commerce One as Associate General Counsel and Senior Counsel, beginning in February 2001. Mr. Warenski also was an associate, and later a partner, at the law firm of Schachter, Kristoff, Orenstein and Berkowitz in San Francisco, from 1996 to 2000. Mr. Warenski holds a J.D., cum laude, from the University of California, Hastings College of the Law, an M.Sc. from the London School of Economics and Political Science, and B.S. degrees from the University of Utah.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our common stock to file certain reports with the SEC regarding ownership of, and transactions in, our securities. Such officers, directors, and 10% stockholders are also required to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the filings made by our officers, directors and 10% stockholders, we believe that all required Section 16(a) filings were made on a timely basis in the fiscal year ending February 28, 2006, with the following exceptions: 1) On January 31, 2006, our former director, Mark Hoffman filed two late Form 4 reports in relation to a private sale of our restricted stock; and 2) on March 1, 2006, a shareholder owning more than 10% of our common stock, Crosslink Capital, Inc. filed two late Form 4 reports in relation to the purchase of our common stock.

Code of Ethics

We have established a Code of Ethics that applies to all of our directors, officers, employees and contractors. The Audit Committee of our Board of Directors is responsible for overseeing the administration of this Code, which is posted on the company's web site at "http://www.intraware.com/company/corp_governance/index.html." The Code addresses the following key areas:

  Maintaining business ethics (including observance of key financial controls);
  Avoiding conflicts of interest;
  Special obligations concerning financial reporting;
  Compliance with laws, rules and regulations, including:
  Insider trading rules;
  The Foreign Corrupt Practices Act; and
  Record maintenance and destruction of documents; and
  Protection of confidential information.

Any amendment to the Code of Ethics that applies to our directors or executive officers will be posted on our website, and any waiver of the Code of Ethics for directors or executive officers may be made only by the Board of Directors or Audit Committee and also will be disclosed on our website.

Audit Committee

Our Audit Committee oversees our financial, reporting and accounting processes, our system of financial controls, and the selection, review, and performance of our independent registered public accounting firm, including the pre-approval of all audit and non-audit related fees and services. The members of our Audit Committee are Messrs. McLoughlin, Pervere and Shuster. We believe that each member of the Audit Committee meets the criteria for independence under applicable law and the rules of the Securities and Exchange Commission, and that each is an independent director within the meaning of the applicable Nasdaq listing standards. In addition, our Board of Directors has determined that Mr. Pervere is an "Audit Committee Financial Expert" as that term is defined in Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, and that he also qualifies as financially sophisticated under applicable Nasdaq listing standards.

Stockholder Recommendations and Nominations Policy

Our process for nominating directors is governed by the Charter for the Nominating and Corporate Governance Committee. That charter is posted on our corporate website at http://www.intraware.com/pdf/company/corp_governance/nominating_corp_gov_comm_charter_7-9-03.pdf. We also filed the policy as an attachment to our 2003 Proxy Statement filed with the SEC on July 11, 2003. We have made no material changes to that policy since it was last disclosed.

ITEM 11.       EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows for the fiscal years ended February 28, 2006, February 28, 2005, and February 29, 2004 the compensation of our Chief Executive Officer, our four other most highly compensated executive officers for the most recent fiscal year, and up to two other individuals who would have been among the four most highly compensated if they had been officers as of February 28, 2006.

									Long-term
									Compensation
									Awards
		Annual Compensation							Securities
							Other Annual		Underlying
Name and Principal Position	Year	Salary		Bonus			Compensation		Options (#)(7)
Peter H. Jackson	2006	$300,496		$	__		$		37,450
Chairman, Chief Executive Officer, and President	2005	$300,200			$-			$-	50,000
	2004	$300,400			$-			$-	175,000

Richard J. Northing	2006	$233,035	(1)		$27,500	(2)	$		18,750
Executive Vice President and	2005	$170,000			$15,500	(3)		$-	25,000
Chief Operating Officer (2)	2004	$165,000			$200			$-	9,500

Wendy A. Nieto	2006	$192,862		$	__		$		18,750
Executive Vice President and	2005	$180,000			$-			$-	25,000
Chief Financial Officer	2004	$150,000			$1,147			$-	25,000

John J. Moss	2006	$179,879			$3,750		$		10,000
Former Senior Vice President and General	2005	$170,000			$11,250	(5)		$-	18,500
Counsel (4)	2004	$156,000			$1,147			$-	9,500

Justin M. Benson	2006	$247,724	(1)	$	__			$3,913	(6) 20,000
Vice President of Sales and	2005	$262,296	(1)		$-			$4,422	6,000
Marketing	2004	$146,364	(1)		$-			$-	16,000

(1)  Includes sales commissions.

(2) Includes $10,000 in bonus earned in fiscal year 2006 and paid in fiscal year 2007.

(3) Includes $7,500 in bonus earned in fiscal year 2005 and paid in fiscal year 2006.

(4)   Mr. Moss left Intraware February 28, 2006.

(5)   Includes $11,250 in bonus earned in fiscal year 2005 and paid in fiscal year 2006.

(6) Represents relocation expenses paid to Mr. Benson in May 2005.

(7) Effective upon the close of business September 26, 2005, we effected a one-for-ten reverse stock split. These numbers are adjusted to reflect the reverse stock split.

Options Granted During the Last Fiscal Year

The following table sets forth information regarding stock options granted during our last fiscal year, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 5 percent and 10 percent compounded annually, for the people named in the Summary Compensation Table above. These assumed rates of appreciation comply with applicable SEC rules and do not represent or estimate our future stock price. Actual gains, if any, on stock option exercises will depend on the future prices of our common stock.

			Individual Grants
	Underlying Number of Securities Underlying Options		Percentage of Total Shares Granted to Employees in Last Fiscal Year	Exercise Price	Expiration	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term
Name	Granted (#)			($/share)	Date	5%	10%
Peter H. Jackson	37,499	(3)	35.72%	$3.30	7/29/2010	$34,189	$75,549

Justin M. Benson	1,489	(1)	1.42%	$4.20	5/4/2015	$3,933	$9,967
	2,000	(2)	1.91%	$4.20	5/4/2015	$5,283	$13,387
	6,510	(1)	6.2%	$4.20	5/4/2015	$17,195	$43,576
	3,361	(3)	3.2%	$3.30	7/29/2010	$3,064	$6,771
	6,638	(3)	6.32%	$3.30	7/29/2010	$6,052	$13,373

John J. Moss	5,277	(3)	5.03%	$3.30	7/29/2010	$4,811	$10,631
	4,722	(3)	4.5%	$3.30	7/29/2010	$4,305	$9,513

Wendy A. Nieto	3,646	(3)	3.47%	$3.30	7/29/2010	$3,324	$7,346
	15,104	(3)	14.39%	$3.30	7/29/2010	$13,771	$30,430

Richard J. Northing	7,928	(3)	7.55%	$3.30	7/29/2010	$7,228	$15,972
	10,821	(3)	10.31%	$3.30	7/29/2010	$9,866	$21,801

  Option vests as to 25 percent of the shares one year after the grant date, and as to remaining shares ratably over the next 36 months.
  This was a performance-based option grant under which the option vests as to all shares May 4, 2009, subject to Mr. Benson continuing to be an employee or consultant on that date, unless Mr. Benson and the other sales team members achieved 100% of their sales targets, in which case they would have vested February 28, 2006. That goal was not met. Consequently, the option will vest as to all shares May 4, 2009, subject to Mr. Benson continuing to be an employee or consultant on that date.
  Option vests as to 1/6th of the shares six months after the grant date, and as to 1/36 of the shares each month thereafter.

Aggregate Option Exercises During Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth information regarding option exercises for the fiscal year ended February 28, 2006, and exercisable and unexercisable options held as of February 28, 2006, for the people named in the Summary Compensation Table. The "Value of Unexercised In-the-Money Options at February 28, 2006" is based on a value of $6.30 per share (the closing price of our common stock on February 28, 2006, the last trading day of our fiscal year), less the per share exercise price of the option, multiplied by the number of shares issued upon exercise of the option.

	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at February 28, 2006(#)		Value Of Unexercised in the Money Options at February 28, 2006

Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Peter H. Jackson	0.00	$0.00	334,163	73,330	$64,479	$90,618
John J. Moss	0.00	$0.00	47,330	0	$5,001	$0
Wendy A. Nieto	0.00	$0.00	55,689	42,497	$9,378	$46,872
Richard J. Northing	0.00	$0.00	28,888	37,435	$9,378	$46,869
Justin M. Benson	0.00	$0.00	25,789	26,073	$12,351	$38,644

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Change of Control

We have entered into change of control severance agreements with each of our executive officers. The agreements provide that if there is a change of control of Intraware, and the executive officer is terminated without cause within twelve months following the change of control or the announcement of such change of control, Intraware will provide to the terminated executive officer:

    a cash payment equal to a percentage of his or her annual salary, plus a pro rata portion of his or her annual target bonus, as described in more detail below for each executive;

    100 percent of his or her health, dental and life insurance, including benefits paid to any dependents (collectively "benefits"), through the earlier of a specified time from the date of his or her termination, or the date he or she first becomes covered by another employer's group health, dental or life insurance plans providing comparable benefits and coverage; and

    full vesting of all unvested stock options.

For changes in control that meet the above criteria, our executive officers would receive the following under their respective agreements:

  Mr. Jackson would receive 100% of his annual salary and bonus target, along with up to twelve months' benefits;
  Dr. Northing would receive 50% of his annual salary, 50% of his annualized commissions based on commissions paid to him for the prior six months, and 50% of any annual target bonus. Dr. Northing also would receive up to six months' paid benefits;
  Ms. Nieto would receive 50% of her annual salary and bonus target, and up to six months' benefits.
  Mr. Warenski would receive 100% of his annual salary and bonus target, along with up to twelve months' benefits, if the change of control takes place or is announced before March 6, 2007 (the first anniversary of his employment date). If the change of control is announced and takes place after March 6, 2007, then he will receive 50% of his annual salary and bonus target, and up to six months' benefits.

Severance Agreement

We also have entered into a severance agreement with Dr. Northing. If Dr. Northing's employment as Chief Operating Officer is involuntarily terminated without cause, he will receive a cash payment equal to 50% of his annual salary plus a pro rata portion of any annual target bonus; and

    100% of his health, dental and life insurance, including benefits paid to any dependents, through the earlier of six months from the date of his termination or the date he first becomes covered by another employer's group health, dental or life insurance plans providing comparable benefits and coverage.

The definitions of "involuntary termination" and "cause" are the same as in the Change of Control Severance Agreement dated May 5, 2004, between Intraware and Dr. Northing, which is in our standard form of Change of Control Severance Agreement attached to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, filed with the SEC on July 13, 2001. Dr. Northing will not receive the above benefits if he becomes eligible for benefits under his Change of Control Severance Agreement.

Fiscal Year 2007 Employee Bonus Plan

On March 13, 2006, the Compensation Committee of our Board of Directors approved a new employee bonus plan for the Company's 2007 fiscal year, which began March 1, 2006. The bonus plan provides for potential cash bonus payments to employees, including our executive officers, based upon a combination of individual and Company performance objectives. For our executive officers, the bonus objectives are heavily weighted toward positive financial performance by the Company. The annual bonus targets for each of our executive officers are as follows: Peter Jackson (Chairman, Chief Executive Officer and President) $150,000; Wendy Nieto (Executive Vice President and Chief Financial Officer) $70,000; Richard Northing (Executive Vice President and Chief Operating Officer) $70,000; and Paul Warenski (Senior Vice President, General Counsel, and Secretary) $60,000. The plan provides that these targets would be paid based upon full achievement of individual and Company objectives. In the event individual or Company objectives are not met in full, we anticipate that our executive officers would receive lower bonus payments under the plan. Any payout of a bonus is subject to final approval by the Compensation Committee.

Compensation of Directors

Our non-employee directors receive an annual retainer for their services as Board members. If the Chairman is a non-employee director-which currently is not the case-then he or she would receive an annual retainer of $7,500. All other non-employee directors receive an annual retainer of $5,000. In addition, each non-employee director receives a $500 fee per Board meeting attended, up to a maximum of $4,000 in total Board meeting fees per fiscal year.

For Audit Committee membership, the Committee chair receives an annual retainer of $6,000 and other Committee members receive an annual retainer of $4,000. Audit Committee members also receive $500 fee per Committee meeting attended, up to a maximum of $3,000 in total Audit Committee meeting fees per fiscal year.

For membership on each other standing Board committee, excluding special or temporary committees, the chairman receives an annual retainer of $4,500 and each other committee member receives an annual retainer of $3,000. Each committee member also receives a $500 fee per committee meeting attended, up to a maximum of $2,000 in total committee meeting fees per fiscal year.

We also reimburse non-employee directors for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings.

Non-employee directors also receive automatic, nondiscretionary stock option grants at the time they become directors and annually thereafter, under our 1998 Director Option Plan. Under this plan, a director receives an option grant for 1,500 shares on the date of election to the Board, and receives an option grant for 750 shares each year thereafter on the date of the annual meeting of stockholders if the director has served on the Board for six months before the annual meeting. The initial grant vests over four years, 12.5 percent of the shares vesting six months after the grant date and the balance vesting monthly in equal installments thereafter. Each subsequent grant vests over two years, 25 percent of the shares vesting six months after the grant date and the balance vesting monthly in equal installments thereafter. The exercise price of each grant is the fair market value of the stock on the date of the grant. A copy of this plan is attached as an exhibit to our Registration Statement on Form S-8 filed with the SEC on January 18, 2001.

Each of our non-employee Board members received an option grant for 750 shares on our annual meeting date in September 2005 (adjusted for our 1 for 10 reverse stock split).

Our employee directors receive no compensation for their service as directors. Compensation received by Mr. Jackson for his services as Chairman, Chief Executive Officer and President is described below under "Executive Compensation."

ITEM 12.       SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The table below contains information about beneficial ownership of our common stock, our Series A Preferred Stock, and our Series B Preferred Stock as of April 14, 2006 (except as otherwise noted) by each person or entity who is known by us to own beneficially more than 5% percent of that class of our stock. This table is based on information provided to us or filed with the SEC by these stockholders. Beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned. Applicable percentage ownership in the following table is based on 6,113,267 shares of our common stock outstanding as of April 14, 2006, and — on an as-converted basis — all shares of our outstanding Series A Preferred Stock (which is convertible into the same number of shares of our common stock) and Series B Preferred Stock (which is convertible into 1 million shares of common stock). The combined total of the 6,113,267 outstanding common shares and the preferred shares, on an as-converted basis, equals 7,400,345.

Title of Class	Name and Address		Number of Shares Beneficially Owned	Percent of Class

Common	Passport Capital, LLC 402 Jackson Street, San Francisco, CA 94111	(1)	774,635	10.5%

Common	Crosslink Capital, Inc	(2)	761,346	10.3

Common	Apex Capital, LLC 25 Orinda Way, Orinda, CA 94563	(3)	495,000	6.7

Common	Zomax Incorporated 5353 Nathan Lane, Plymouth, MN 55442	(4)	309,756	4.2

Series A Preferred	Drysdale Partners c/o Drysdale Enterprises, 177 Bovet Road, Suite 600, San Mateo, CA 94402	(5)	27,624	0.3

Series B Preferred	Digital River 9625 West 76th Street, Suite 150 Eden Prairie, MN 55344	(6)	1,000,000	13.5
  The securities reported as beneficially owned by Passport Capital, LLC include securities also beneficially owned by the following affiliates of Passport Capital, LLC: Passport Holdings, LLC; Passport Management, LLC; Passport Master Fund, LP; Passport Master Fund II, LP; and John H. Burbank III, who is the sole managing member of Passport Capital, LLC.  The information herein regarding Mr. Burbank, Passport Capital, LLC, Passport Holdings, LLC, Passport Management, LLC, and Passport Master Fund, LP is based on a Schedule 13G/A filed by them and Passport Master Fund II, LP with the SEC on February 14, 2006.
  The securities reported as beneficially owned by Crosslink Capital, Inc. ("Crosslink") include securities also beneficially owned by the following affiliates of Crosslink (collectively, the "Crosslink Affiliates"): Crossover Fund III Management, L.L.C. ("Crossover III Management"); Crossover Fund IV Management, L.L.C. ("Crossover IV"); Delta Growth Management, Inc. ("Delta Growth"); Ten Mile Management, L.L.C. ("Ten Mile"); Michael J. Stark, Seymour F. Kaufman, Daniel John Dunn and Thomas Edward Bliska. The information herein regarding Crosslink is derived from a Form 4 filed by Crosslink with the SEC on April 5 2006.
  The securities reported as beneficially owned by Apex Capital, LLC ("Apex") also include securities beneficially owned by its manager, Sanford J. Colen. The information herein regarding Apex Capital, LLC and Mr. Colen is based on a Schedule 13G filed by them with the SEC on February 13, 2006.
  The information herein regarding Zomax Incorporated is based on an amendment to Schedule 13D filed by Zomax Incorporated with the SEC on May 21, 2004. As of April 14, 2006, Zomax, Inc. owned 5.1% of our outstanding common stock.
  Includes 13,812 shares of Series A Preferred Stock held directly by Mr. Drysdale, and 13,812 shares of Series A Preferred Stock held by Drysdale Partners, of which Mr. Drysdale is a beneficial owner. Collectively these shareholders own 100% of our issued and outstanding Series A Preferred Stock.
  Digital River owns 100% of our issued and outstanding Series B Preferred Stock.

Security Ownership of Management and Directors

The table below contains information about beneficial ownership of our common and preferred stock. As of April 14, 2006, no officers or directors own any shares of our preferred stock. However, the figures below regarding the overall percentage of stock owned by the listed officers and directors include our Series A and Series B Preferred Stock on an as-converted basis. The table provides securities ownership information for (i) each of our directors, (ii) our Chief Executive Officer, our other four executive officers as of the end of our last fiscal year, and up to two other employees who would have been among the four most highly compensated executive officers had they been executive officers as of February 28, 2006, and (iii) all of our directors and executive officers as a group. This table is based on information provided to us or filed with the SEC by our directors and executive officers. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned.

Name(2)	Aggregate No. of Shares Beneficially Owned(1)(3)		Percent of Outstanding Common Stock	Percent of Outstanding Common and Preferred Stock (on as-converted basis)

Peter H. Jackson	433,448	(4)	7.1%	6%
Mark B. Hoffman	40,538	(5)	*	*
Wendy A. Nieto	60,873	(6)	*	*
John J. Moss	47,730	(7)	*	*
Richard J. Northing	32,418	(8)	*	*
Justin M. Benson	26,607	(9)	*	*
Raymond L. Ocampo Jr.	5,654	(10)	*	*
Brendan A. McLoughlin	3,197	(11)	*	*
Peter F. Pervere	2,468	(12)	*	*
Bradley M. Shuster	1,530	(13)	*	*
All directors and officers as a group (9 Persons)	627,856	(14)	10.3	8.5

*          Less than one percent of the outstanding shares of the class or classes of stock.

(1) "Aggregate No. of Shares Beneficially Owned" is the aggregate number of shares of our common stock beneficially owned by the named director or officer or by the group.

(2)  The address for each beneficial owner is c/o Intraware, Inc., 25 Orinda Way, Orinda, CA 94563.

(3)   The nature of all beneficial ownership is direct except as otherwise indicated in a footnote.

(4)  Includes 87,730 shares of common stock held directly by Mr. Jackson and 344,684 shares of common stock issuable to Mr. Jackson upon exercise of stock options exercisable within 60 days of April 14, 2006. Also includes 210 shares of common stock held as custodian and 7 shares of common stock held as guardian by Mr. Jackson for Drew Jackson, 180 shares of common stock held as custodian and 20 shares of common stock held as guardian by Mr. Jackson for Connor Jackson, 300 shares of common stock held as custodian and 7 shares of common stock held as guardian by Mr. Jackson for Lindsey Jackson, and 270 shares of common stock held as custodian and 40 shares of common stock held as guardian by Mr. Jackson for Brett Jackson.

(5)       Includes 28,070 shares of common stock held by Mr. Hoffman, and 12,468 shares of common stock issuable to Mr. Hoffman upon exercise of stock options exercisable within 60 days of April 14, 2006.

(6)   Includes 288 shares of common stock held by Mrs. Nieto, and 60,585 shares of common stock issuable to Mrs. Nieto upon exercise of stock options exercisable within 60 days of April 14, 2006.

(7)     Includes 400 shares of common stock held by Mr. Moss, and 47,330 shares of common stock issuable to Mr. Moss upon exercise of stock options. Mr. Moss left Intraware on February 28, 2006 and has until May 29, 2006 to exercise any outstanding stock options he owns.

(8)  Includes 666 shares of common stock held by Dr. Northing, and 31,752 shares of common stock issuable to Dr. Northing upon exercise of stock options exercisable within 60 days of April 14, 2006.

(9)  Includes 200 shares of common stock held by Mr. Benson, and 28,407 shares of common stock issuable to Mr. Benson upon exercise of stock options exercisable within 60 days of April 14, 2006.

(10)  Includes 3,718 shares of common stock held by Mr. Ocampo, and 1,936 shares of common stock issuable to Mr. Ocampo upon exercise of stock options exercisable within 60 days of April 14, 2006.

(11)  Includes 42 shares of common stock held by Mr. McLoughlin, and 3,155 shares of common stock issuable to Mr. McLoughlin upon exercise of stock options exercisable within 60 days of April 14, 2006.

(12)  Includes 2,468 shares of common stock issuable to Mr. Pervere upon exercise of stock options exercisable within 60 days of April 14, 2006.

(13)     Includes 468 shares of common stock held by Mr. Shuster, and 1,062 shares of common stock issuable to Mr. Shuster upon exercise of stock options exercisable within 60 days of April 14, 2006.

(14)     Includes an aggregate of 121,382 shares of common stock held directly and 1,034 shares of common stock held indirectly by our directors and executive officers as of April 14, 2006. Also includes an aggregate of 505,440 shares of common stock issuable to our directors and officers upon exercise of stock options exercisable within 60 days of April 14, 2006.  This group does not include Mr. Benson who was not a director or executive officer as of the end of fiscal 2006.

Equity Compensation Plan Information

The following table sets forth information, as of February 28, 2006 about equity awards under our equity compensation plans:

Plan Category		A Number of Securities to be Issued upon Exercise of Outstanding Options		B Weighted Average Exercise Price of Outstanding Options	C Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	(1)	1,038,737	(2)	$14.62	493,390	(3)
Equity Compensation Plans Not Approved by Shareholders		78,912	(4)	$39.31	-

Total		1,117,649	(4)	$16.36	493,390

(1) Includes our 1996 Stock Option Plan, which provides for an annual increase in the number of shares available for issuance under the plan equal to the lesser of (i) 300,000 shares, (ii) 6% of the number of outstanding shares of our common stock on such date, or (iii) a lesser amount determined by the Board of Directors; our 1998 Director Option Plan.

(2) Includes shares of common stock issuable upon exercise of options granted under our 1996 Stock Option Plan and 1998 Director Option Plan.

(3) Number of securities available for future issuance includes approximately 427,000 shares of common stock available for issuance under our 1996 Stock Option Plan, 17,000 shares available for issuance under our 1998 Director Option Plan, and approximately 49,390 shares of common stock available for issuance under our Employee Stock Purchase Plan. (See Note 9 of our "Notes to Consolidated Financial Statements" in Item 8 for a description of our equity compensation plans.)

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

Effective May 30, 2002, the day our common stock began trading on the Nasdaq Capital Market, we ceased granting options under the 1999 Plan. However, the 1999 Plan remains in effect solely to the extent of options granted before May 30, 2002 that remain outstanding.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 9, 2005 we entered into a Series B Preferred Stock Purchase Agreement with Digital River, Inc. ("Digital River"), under which Digital River purchased 1,000 shares of our Series B Convertible Preferred Stock for an aggregate purchase price of $6.0 million. As discussed in more detail above in our Management Discussion and Analysis, we are in the process of negotiating a strategic alliance agreement with Digital River, which we expect to complete within the next few weeks. Upon signing that agreement, Digital River will be entitled to a seat on our Board of Directors so long as it owns ten percent or more of our outstanding voting stock.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees paid or accrued for services provided by PricewaterhouseCoopers, LLP, our independent registered public accounting firm, for each of our last two fiscal years:

	For the Year Ended
	February 28, 2006	February 28, 2005
Audit Fees (1)	$384,000	$329,000
Audit Related Fees (2)	30,000	-
Tax Fees	-	-
All Other Fees	-	-
Total	$414,000	$329,000

(1) "Audit Fees" consisted of fees billed by PricewaterhouseCoopers for the audit of our annual financial statements, for review of financial statements included in our Forms 10-Q, for review of our Forms S-3 and 8-K, and other services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

(2) "Audit-Related Fees" consisted of fees billed by PricewaterhouseCoopers for research, consultation and advice regarding accounting treatment for corporate and commercial transactions in accordance with applicable financial accounting and reporting standards.

The Charter for the Audit Committee of our Board provides that the committee is responsible for pre-approving audit and non-audit services provided to Intraware by our independent registered public accounting firm, or subsequently approving non-audit services in those circumstances where a subsequent approval is necessary and permissible. All audit and audit-related fees above were approved by the Audit Committee.

In February 2006, PricewaterhouseCoopers, ("PwC") notified us that during fiscal 2006, one of its affiliates performed certain de minimis consulting services (legal services) for a subsidiary of ours in the United Kingdom, which may have been inconsistent with United States' auditor independence rules. The services were performed at no charge. PwC has advised the Company and the Audit Committee that the provision of these services did not affect PwC's objectivity and impartiality and that PwC remains independent of the Company.

PART IV

ITEM 15 .       EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

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

3(i).1	(2)	Amended and Restated Certificate of Incorporation of Intraware, Inc.
3(i).1	(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intraware, Inc.
3(i).2	(3)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock.
3(i).3	(4)	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock.
3(i).4	(2)	Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock.
3(ii)	(5)	Amended and Restated Bylaws of Intraware, Inc.
4.1	(6)	Specimen Common Stock Certificate.
4.4	(9)	Warrant issued to CorpSoft, Inc. in May 2001.
4.5	(10)	Warrant Agreement dated May 24, 2002 between Intraware, Inc. and Commonwealth Associates, L.P. and Form of Investor Warrant Certificate.
4.6	(10)	Form of Placement Agent Warrant with $1.00 exercise price.
4.7	(10)	Form of Placement Agent Warrant with $1.19 exercise price.
4.8	(24)	Warrant to Purchase Common Stock dated August 1, 2003, issued to Silicon Valley Bank.
4.9	(5)

Preferred Stock Rights Agreement, dated as of September 8, 2005, between Intraware, Inc. and Computershare Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1	(11) *	Form of Indemnification Agreement between Intraware and each of its directors and executive officers.
10.2	(12) *	1996 Stock Option Plan, as amended, and form of agreements thereunder.
10.3	(13) *	1998 Employee Stock Purchase Plan and form of agreements thereunder.
10.4	(12) *	1998 Director Option Plan and form of agreements thereunder.
10.5	(14)	1999 Non-Qualified Acquisition Stock Option Plan and form of agreements thereunder.
10.6	(11)	Sleepy Hollow Investment Company Office Lease made August 23, 1996 between Sleepy Hollow Investment Company and Intraware.
10.7	(11)	First Amendment to the Lease for Intraware entered into as of May 5, 1997 by and between Intraware and Sleepy Hollow Investment Company I.
10.8	(11)	Second Amendment to the Lease for Intraware entered into as of March 31, 1998 by and between Intraware and Sleepy Hollow Investment Company I.
10.9	(7)	Securities Purchase Agreement dated as of June 29, 2000 by and among Intraware and the investors listed on the Schedule of Buyers.
10.10	(15)	Form of Redemption and Amendment Agreement, dated as of January 10, 2001, by and among Intraware and the investors set forth therein.
10.11	(15)	Registration Rights Agreement dated as of January 10, 2001, by and among Intraware and the investors set forth therein.
10.12	(8)	Preferred Stock and Warrant Purchase Agreement, dated January 12, 2001, by and among Intraware and the investors set forth therein.
10.13	(8)	Registration Rights Agreement, dated January 12, 2001, by and among Intraware and the investors set forth therein.
10.14	(16) *	Form of Change of Control Severance Agreement between Intraware, Inc. and each executive officer of Intraware.
10.15	(27) +	Sales Alliance Agreement dated June 28, 2001 between CorpSoft, Inc. and Intraware, Inc.
10.16	(18)+	Amendment One to Sales Alliance Agreement dated June 28, 2001 between Intraware, Inc. and Software Spectrum, Inc. (as successor-in-interest to CorpSoft, Inc.).
10.17	(21)	Amendment Two to Sales Alliance Agreement dated June 28, 2001 between Intraware, Inc. and Software Spectrum, Inc. (as successor-in-interest CorpSoft, Inc.).
10.18	(22)	Amendment Three to Sales Alliance Agreement dated June 28, 2001 between Intraware, Inc. and Software Spectrum, Inc. (as successor-in-interest CorpSoft, Inc.).
10.19	(10)	Form of Subscription Agreement, dated May 24, 2002 by and among Intraware, Inc. and the investors named therein.
10.20	(10)	Form of Registration Rights Agreement, dated May 24, 2002 by and among Intraware, Inc., Commonwealth Associates, L.P. and the investors named therein.
10.21	(10)	Placement Agency Agreement, dated May 10, 2002 by and between Intraware, Inc. and Commonwealth Associates, L.P.
10.22	(17)	Form of Registration Rights Agreement, dated August 12, 2002, by and between Intraware, Inc. and Zomax Incorporated.
10.23	(17)	Form of Common Stock Purchase Agreement, dated August 12, 2002, by and between Intraware, Inc. and Zomax Incorporated.
10.24	(19)	Loan and Security Agreement dated August 1, 2003 between Silicon Valley Bank and Intraware, Inc.
10.25	(23)	Loan Modification Agreement dated September 20, 2004 between Silicon Valley Bank and Intraware, Inc.
10.26	(25)	Third Amendment, dated November 30, 2005, to Loan and Security Agreement between Intraware, Inc. and Silicon Valley Bank.
10.27	(19)	Negative Pledge Agreement dated August 1, 2003 between Silicon Valley Bank and Intraware, Inc.
10.28	(20)	Form of Registration Rights Agreement, dated September 9, 2003, by and among Intraware, Inc. and the investors set forth therein.
10.29	(20)	Form of Common Stock Purchase Agreement, dated September 9, 2003, by and among Intraware, Inc. and the investors set forth therein.
10.30	(25) +	Asset Purchase Agreement, dated October 28, 2005, by and between and Intraware, Inc. and FusionStorm Corporation.
10.31	(25)	Amendment One, dated October 28, 2005, to Asset Purchase Agreement, dated October 28, 2005, by and between and Intraware, Inc. and FusionStorm Corporation.
10.32	(4)	Series B Preferred Stock Purchase Agreement dated November 9, 2005, by and between Intraware, Inc. and Digital River, Inc.
10.33	(4)	Investor Rights Agreement dated November 9, 2005, by and between Intraware, Inc. and Digital River, Inc.
10.34	(4)	Standstill and Stock Restriction Agreement dated November 9, 2005, by and between Intraware, Inc. and Digital River, Inc.
10.35	(23)	Form of Stock Option Agreement under 1996 Stock Option Plan (Initial Grant).
10.36	(23)	Form of Stock Option Agreement under 1996 Stock Option Plan (Subsequent Grant).
10.37	(23)	Form of Stock Option Agreement under 1998 Director Option Plan (Initial Grant).
10.38	(23)	Form of Stock Option Agreement under 1998 Director Option Plan (Subsequent Grant).
10.39	(26)*	Letter Regarding Bonus for John J. Moss for Completion of Sarbanes-Oxley Section 404 Milestones.
10.40	(26)*	Letter Regarding Bonus for Richard J. Northing for Completion of Sarbanes-Oxley Section 404 Milestones.
10.41	(26)*	Form of Amendment One to Change of Control Severance Agreement between Intraware, Inc. and each executive officer of Intraware.
10.42	(26)*+	Compensation Agreement dated March 30, 2005 between Intraware, Inc. and Richard J. Northing.
10.43	(2)*	Amendment Two dated September 16, 2005, to Change of Control Severance Agreement between Intraware, Inc. and Peter H. Jackson.
10.44	*	Employment Agreement dated February 9, 2006 between Intraware, Inc. and Paul Warenski (signed February 13, 2006). PDF provided as courtesy
11		Statement Setting Forth the Computation of Per Share Earnings. See Note 1 to our "Notes to Consolidated Financial Statements" in Item 8.
23.1		Consent of Independent Registered Public Accounting Firm. PDF provided as courtesy
24		Power of Attorney (see page 65)
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act-Peter H. Jackson. PDF provided as courtesy
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act-Wendy A. Nieto. PDF provided as courtesy
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act. PDF provided as courtesy

*           Indicates management contract or compensatory plan or arrangement.

+           Confidential treatment has been requested for certain portions of this exhibit.

(1)        Incorporated by reference to Intraware's Current Report on Form 8-K dated May 23, 2002 (File No. 000-25249) and filed with the Securities and Exchange Commission on May 31, 2002.

(2)        Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the Quarter ended August 31, 2005 (File No. 000-25249) and filed with the SEC on October 5, 2005.

(3)        Incorporated by reference to Intraware's Current Report on Form 8-K dated April 2, 2001 (File No. 000-25249), filed with the SEC on April 13, 2001.

(4)        Incorporated by reference to Intraware's Current Report on Form 8-K dated November 9, 2005 (File No. 000-25249) and filed with the SEC on November 15, 2005.

(5)        Incorporated by reference to Intraware's Current Report on Form 8-K dated September 12, 2005 (File No. 000-25249) and filed with the SEC on September 12, 2005.

(6)        Incorporated by reference to Amendment No. 2 to Intraware's Registration Statement on Form S-1 (File No. 333-69261), filed with the SEC on January 29, 1999.

(7)        Incorporated by reference to Intraware's Current Report on Form 8-K dated June 29, 2000 (File No. 000-25249), filed with the SEC on July 3, 2000.

(8)        Incorporated by reference to Intraware's Current Report on Form 8-K dated January 12, 2001 (File No. 000-25249), filed with the SEC on January 23, 2001.

(9)        Incorporated by reference to Intraware's Annual Report on Form 10-K for the Year ended February 28, 2002 (File No. 000-25249), filed with the SEC on May 29, 2002.

(10)       Incorporated by reference to Intraware's Registration Statement on Form S-3 (File No. 333-90442), filed with the SEC on June 13, 2002.

(11)      Incorporated by reference to Intraware's Registration Statement on Form S-1 (333-69261), filed with the SEC on December 18, 1998.

(12)      Incorporated by reference to Intraware's Registration Statement on Form S-8 (File No. 333-53902), filed with the SEC on January 18, 2001.

(13)      Incorporated by reference to Intraware's Registration Statement on Form S-8 (File No. 333-74209), filed with the SEC on March 10, 1999.

(14)      Incorporated by reference to Intraware's Registration Statement on Form S-8 (File No. 333-93823), filed with the SEC on December 30, 1999.

(15)      Incorporated by reference to Intraware's Current Report on Form 8-K dated January 12, 2001 (File No. 000-25249) and filed with the SEC on January 16, 2001.

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

(21)     Incorporated by reference to Intraware's Annual Report on Form 10-K for the Year ended February 28, 2004 (File No. 000-25249), filed with the SEC on May 5, 2004, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on October 4, 2004.

(22)     Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the Quarter ended August 31, 2004 (File No. 000-25249), filed with the SEC on October 15, 2004.

(23)     Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the Quarter ended November 30, 2004 (File No. 000-25249), filed with the SEC on January 14, 2005.

(24)     Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the Quarter ended August 31, 2003 (File No. 000-25249), filed with the Securities and Exchange Commission on October 15, 2003.

(25)     Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the Quarter ended November 30, 2005 (File No. 000-25249) and filed with the SEC on January 6, 2006.

(26)      Incorporated by reference to Intraware's Annual Report on Form 10-K for the Year ended February 28, 2005 (File No. 000-25249), filed with the SEC on April 22, 2005.

(27)      Incorporated by reference to Intraware's Amendment No. 1 to Quarterly Report on Form 10-Q/A for the Quarter ended August 31, 2001 (File No. 000-25249), filed with the Securities and Exchange Commission on June 12, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRAWARE, INC.
	By:	/s/ PETER H. JACKSON
Dated: April 21, 2006
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

Signature	Capacity in Which Signed	Date
/s/ PETER H. JACKSON	Chairman, Chief Executive Officer and	April 21, 2006
( Peter H. Jackson )	President (Principal Executive Officer)
/s/ WENDY A. NIETO	Executive Vice President and Chief Financial Officer	April 21, 2006
( Wendy A. Nieto )	(Principal Financial and Accounting Officer)
/s/ MARK B. HOFFMAN	Director	April 21, 2006
( Mark B. Hoffman )
/s/ BRENDAN A. MCLOUGHLIN	Director	April 21, 2006
( Brendan A. McLoughlin )
/s/ RAYMOND L. OCAMPO JR.	Director	April 21, 2006
( Raymond L. Ocampo Jr. )
/s/ PETER F. PERVERE	Director	April 21, 2006
( Peter F. Pervere )
/s/ BRADLEY M. SHUSTER	Director	April 21, 2006
(Bradley M. Shuster)