Form 10-Q
period 2006-05-31
INTRAWARE INC
filed 2006-07-14
CIK 1025134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at June 30, 2006
Common Stock, $0.001 par value	6,127,446

Note: PDF provided as a courtesy

Intraware, Inc.

Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INTRAWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	May 31, 2006	February 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$12,331	$12,650
Accounts receivable, net	1,675	1,682
Costs of deferred revenue	371	393
Other current assets	374	329
Total current assets	14,751	15,054
Costs of deferred revenue, less current portion	339	244
Property and equipment, net	597	620
Other assets	168	146
Total assets	$15,855	$16,064

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK &STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$361	$372
Accounts payable	656	478
Accrued expenses	751	804
Deferred revenue	2,136	2,192
Total current liabilities	3,904	3,846
Deferred revenue, less current portion	211	136
Notes payable, less current portion	122	158
Total liabilities	4,237	4,140
Commitments and contingencies (Note 4)
Redeemable convertible preferred stock; $0.0001 par value; 10,000 shares authorized:
Series A; 28 shares issued and outstanding at May 31, 2006 and
February 28, 2006, (aggregate liquidation preference of $500
at May 31, 2006 and February 28, 2006).	449	449
Series B; 1 shares issued and outstanding at May 31, 2006 and February 28, 2006,
(aggregate liquidation preference of $6,000 and $6,300 at May 31, 2006 and February 28, 2006, respectively).	5,701	5,701
Total redeemable convertible preferred stock	6,150	6,150
Stockholders' equity:
Common stock; $0.0001 par value; 25,000 shares authorized; 6,127 and 6,113 shares
issued and outstanding at May 31, 2006 and February 28, 2006, respectively.	1	1
Additional paid-in-capital	164,118	163,756
Shareholder Receivable	6	-
Accumulated deficit	(158,657)	(157,983)
Total stockholders' equity	5,468	5,774
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$15,855	$16,064

See notes to unaudited interim consolidated financial statements.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the three months ended
	May 31, 2006	May 31, 2005

Revenues:
Online services and technology	$2,613	$2,340
Alliance and reimbursement	-	503
Related party online services and technology	1	3
Total revenues	2,614	2,846
Cost of revenues:
Online services and technology	1,064	1,122
Alliance and reimbursement	-	401
Total cost of revenues	1,064	1,523
Gross profit	1,550	1,323
Operating expenses:
Sales and marketing	805	682
Product development	479	250
General and administrative	1,218	944
Total operating expenses	2,502	1,876
Loss from operations	(952)	(553)
Interest expense	(11)	(19)
Interest and other income and expenses, net	289	53
Net loss	$(674)	$(519)

Basic and diluted net loss per share	$(0.11)	$(0.09)
Weighted average shares - basic and diluted	6,119	6,052

See notes to unaudited interim consolidated financial statements.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended
	May 31, 2006	May 31, 2005
Cash flows from operating activities:
Net loss	$(674)	$(519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105	148
Provision for (recovery of) doubtful accounts	(7)	3
Stock-based compensation	287	-
Amortization of discount on note payable	-	2
Changes in assets and liabilities:
Accounts receivable	20	132
Costs of deferred revenue	(43)	1
Other assets	(66)	(102)
Accounts payable	153	197
Accrued liabilities	(53)	(206)
Deferred revenue	19	(77)
Related party deferred revenue	-	(2)
Net cash used in operating activities	(259)	(423)
Cash flows from investing activities:
Purchases of property and equipment	(58)	(110)
Net cash used in investing activities	(58)	(110)
Cash flows from financing activities:
Proceeds from notes payable	68	103
Principal payments on notes payable	(115)	(293)
Proceeds from common stock	45	64
Net cash used in financing activities	(2)	(126)
Net decrease in cash and cash equivalents	(319)	(659)
Cash and cash equivalents at beginning of the period	12,650	9,463
Cash and cash equivalents at end of the period	$12,331	$8,804

Supplemental disclosure of cash flow information:
Cash paid for interest	$11	$17
Supplemental non-cash activity:
Purchases of property and equipment included in accounts payable	$50	$8
Shareholder receivable for common stock purchase	$6	$-

See notes to unaudited interim consolidated financial statements.

INTRAWARE, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

INTRAWARE

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations.  However, management believes that the disclosures are adequate to ensure the information presented is not misleading.  The balance sheet at February 28, 2006, has been derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended February 28, 2006, filed with the SEC on April 21, 2006.

In the opinion of management, all adjustments, consisting only of normal recurring items, considered necessary for a fair statement have been included in the accompanying unaudited interim consolidated financial statements.  The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending February 28, 2007.

We have incurred losses and negative cash flow from operations during each fiscal year since inception. Net loss for the three months ended May 31, 2006, increased from our prior year loss for the corresponding period. For the three months ended May 31, 2006, we incurred negative cash flows from operating activities of $0.3 million, compared to approximately $0.4 million for the corresponding period in the prior year. Our cash balances may decline further, although we believe that the effects of our capital financing, strategic actions implemented to improve revenue, and cost controls will be adequate to generate sufficient cash resources to fund our future operations.  If we fail to generate sufficient revenues or adequately control spending, we may be unable to achieve key business objectives.

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

Our online services and technology revenue results primarily from three types of arrangements. First, it results from sales of our SubscribeNet digital delivery service to software vendors and other companies that distribute software as part of their business. Second, it results from professional services that we provide to customize our SubscribeNet service for customers, to convert data for customers, and to integrate our proprietary software. Third, it results from our resale of third-party services or licenses complementary to our SubscribeNet service, one of which is e-commerce. In addition, if appropriate opportunities present themselves in the future, we may generate online services and technology revenue from the sale of licenses to our proprietary software, and related maintenance, to companies using those products internally or using those products to provide web-based services to their customers.

Alliance and reimbursement revenue primarily relates to our recently terminated alliance agreement with Software Spectrum for sales and marketing services. This revenue consisted of a percentage of the gross profit derived from Software Spectrum's sales of the third-party software and maintenance for which we provided sales and marketing services, and, prior to August 1, 2005, reimbursement for the costs of maintaining a sales team dedicated to providing sales and marketing services to Software Spectrum for that third-party software and maintenance. This revenue was recognized as we provided the services to Software Spectrum. On August 1, 2005, we signed an updated agreement with Software Spectrum. Under the updated agreement, Software Spectrum paid us a higher percentage of the gross profit derived from its sales of Sun software licenses and maintenance. However, Software Spectrum stopped reimbursing us for our direct costs in maintaining a team dedicated to sales of Sun software licenses and maintenance. We terminated our alliance agreement with Software

Spectrum effective January 3, 2006, in connection with the sale of our Sun One customer list to FusionStorm. That sale was completed on January 3, 2006. We ceased recognizing alliance and reimbursement revenue on that date.

We defer online services and technology revenues related to our SubscribeNet digital delivery service and generally recognize them ratably over the term of the service arrangement. The typical subscription term is one year, although some may be shorter or extend up to approximately 3 years. Our customer contracts are generally noncancelable, though customers usually have the right to terminate their contracts for cause if we materially fail to perform. A majority of our SubscribeNet service implementations for new customers involve customization essential to the functionality of the service. In those cases, we defer revenue recognition until the service go-live date is reached, and then recognize the revenue on a ratable basis over the remaining contract term. The go-live date is the later of the date on which the essential functionality is delivered or the point at which no additional customization is required. Our SubscribeNet contracts with customers normally give the customer a period of time (generally five days) to evaluate a SubscribeNet implementation after we have completed it, and provide that the customer is deemed to have accepted the implementation if it has not affirmatively rejected it within that period. We typically rely on such non-rejections by customers to indicate their acceptance of implementations.

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

Online services and technology revenues related to our resale of third-party services or software licenses complementary to our SubscribeNet service are generally recognized as the service is provided. If the service or license resold involves customization essential to the functionality of the underlying SubscribeNet service, the fees charged for the customization are recognized as revenue in the same manner as professional services discussed above. Resold services or licenses are recognized as revenue based on the gross fee charged to the customer, since we bear the credit risk for resold services or licenses, had latitude in establishing pricing, and are primarily responsible for acceptability of the services or licenses delivered. In addition, costs paid to the third-party providers are recorded as cost of revenues and recognized in the same manner as the related revenue.

Deferred Costs

We capitalize direct costs of revenues related to significant SubscribeNet service implementations and established professional services contracts associated with our SubscribeNet services. Direct costs include compensation and payroll-related fringe benefits directly related to the time spent on significant implementation and professional services activities. These costs are recognized over the longer of the remaining estimated customer life or the remaining contract term (see Revenue Recognition above). Costs associated with professional services involving significant new functionality for the SubscribeNet service that are partially or fully funded by customers, but which do not qualify as funded research and development activities, are expensed as cost of revenues as incurred until a working model is delivered to the customer. Once a working model has been delivered, all additional direct costs are capitalized in the same manner discussed above. Any change in our revenue recognition estimates could result in corresponding changes to our recognition of costs of deferred revenues. A 10% increase in our estimated customer life during the three months ended May 31, 2006, would have caused a net increase in our net loss of approximately $6,000. At May 31, 2006, we had approximately $0.7 million in capitalized costs relating to deferred revenues. We expense customer acquisition costs, including sales commissions, as incurred. We also defer legal costs incurred in connection with patent applications. As of May 31, 2006 we had $0.2 million in deferred legal costs. Upon issuance of a patent, the legal costs are recognized ratably over the patent's useful life.

Stock-Based Compensation

In March 2004, the Financial Accounting Standards Board ("FASB") issued a Statement, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95" ("SFAS 123 (R)"), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments, or that may be settled by the issuance of such equity instruments. The statement eliminates the practice of accounting for share-based compensation transactions using the intrinsic method, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statements of income. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 regarding the Staff's interpretation of SFAS 123 (R). This interpretation provides the Staff's views regarding interactions between SFAS 123 (R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123 (R) and investors and users of the financial statements in analyzing the information provided.

Following the guidance prescribed in SAB 107, on March 1, 2006, we adopted SFAS 123 (R) using the modified prospective method, and accordingly, we have not restated the consolidated results of income from prior interim periods and fiscal years. Under SFAS 123 (R), we are required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest. Stock options issued under our equity plans, as well as stock purchases under our employee stock purchase plan, are subject to the provisions of SFAS 123 (R). Stock options generally vest over a three to four-year service period. Since our adoption of SFAS 123 (R), there have been no changes to our equity plans or modifications to outstanding stock-based awards.

Prior to March 1, 2006, Intraware accounted for employee stock-based compensation using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted by SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under the intrinsic method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period on a straight-line method. For the quarter ended May 31, 2005, had Intraware accounted for all employee stock-based compensation based on the estimated grant date fair values, as defined by SFAS 123, Intraware's net loss and net loss per share would have been adjusted to the following pro forma amounts (in thousands, except per share data):

For the three months ended
May 31, 2005
Net loss	$(519)

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(628)
Pro forma	$(1,147)

Net loss per share -- basic and diluted
As reported	$(0.09)

Pro forma	$(0.19)

In the pro forma disclosures prior to the adoption of SFAS No. 123(R), we accounted for forfeitures upon occurrence.

Upon adoption of SFAS 123(R) in the first quarter of fiscal 2007, we recognized the compensation expense associated with awards granted on or after March 1, 2006, and the unvested portion of previously granted awards that remain outstanding as of March 1, 2006, in our unaudited consolidated statement of operations.

The effect of recording stock-based compensation for the three months ended May 31, 2006 was as follows:

Three Months Ended
May 31, 2006
Stock-based compensation expense by type of award
Employee stock options	$281
Employee stock purchase plan	6
Total stock based compensation	287
Net effect on net loss	$287

Effect on loss per share: - basic and diluted	$(0.05)

Consistent with our valuation method for the disclosure-only provisions of SFAS 123, we are using the Black-Scholes model to value the compensation expense associated with our stock-based awards under SFAS 123(R). In addition, we estimate forfeitures when recognizing compensation expense, and we will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option and stock purchase awards:

	Three Months Ended
	May 31, 2006	May 31, 2005
Stock option plans:
Dividend yield	0%	0%
Expected stock price volatility	100%	88%
Risk-free interest rate	4.70 - 5.00%	3.72 - 4.17%
Average expected life (in years)	5.4	4

Stock purchase plans:
Dividend yield	0%	0%
Expected stock price volatility	61%	52%
Risk-free interest rate	4.08%	3.12%
Average expected life (in months)	6	6

The expected stock price volatility rates are based on historical volatilities of our common stock. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding, giving consideration to vesting schedules and our historical exercise patterns. For the quarter ended May 31, 2006, the average expected life was determined using the historical approach described under SAB 107.

Net loss per share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase. The terms of our redeemable convertible preferred stock include the right to participate in dividends declared to common stockholders. Our redeemable convertible preferred stock does not have a contractual obligation to share in the losses in any given period. As a result, this participating security will not be allocated any losses in the periods of net losses, but will be allocated in the periods of net income using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. Under the two-class method, net income is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amounts of dividends that must be paid for the current period. The remaining earnings are then allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. The total earnings allocated to each security are determined by adding together the amounts allocated for dividends and the amounts allocated for a participation feature. The total earnings allocated to each security are then divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share.

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

The following table sets forth the computation of basic and diluted net loss per share, as well as securities not included in the diluted net loss per share calculation because to do so would be antidilutive (in thousands, except per share amounts):

	For the three months ended
	May 31, 2006	May 31, 2005

Numerator:
Net loss	$(674)	$(519)

Denominator:
Weighted average shares	6,119	6,052

Basic and diluted net loss per share	$(0.11)	$(0.09)

Antidilutive securities not included in weighted average shares:
Redeemable convertible preferred stock	1,028	55
Warrants to purchase common stock	159	159
Employee stock options	1,158	1,095
	2,345	1,309

Web Site Development Costs

Intraware accounts for web site development costs in accordance with the provisions of Emerging Issues Task Force Issue No.00-2 or EITF 00-2, "Accounting for Web Site Development Costs," which requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. Amortization of web site development costs is provided for by the straight-line method over the estimated useful life of two years. The capitalized development costs for the three months ended May 31, 2006 were approximately $8,500.

NOTE 3. CHANGES IN STOCKHOLDERS' EQUITY

During the three months ended May 31, 2006 our stockholders' equity changed as follows (in thousands):

	Common stock		Additional paid-in	Shareholder	Accumulated	Stockholders'	Comprehensive
	Shares	Amount	capital	Receivable	deficit	equity	loss

Balance at February 28, 2006	6,113	$1	$163,756	$-	$(157,983)	$5,774
Exercise of stock options	3	-	5	6	-	11
Issuance of common stock for employee stock purchase program	11	-	41		-	41
Stock Based Compensation			316			316
Net loss	-	-	-		(674)	(674)	$(674)
Other comprehensive loss							-
Comprehensive loss							$(674)

Balance at May 31, 2006	6,127	$1	$164,118	$6	$(158,657)	$5,468

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

  Indemnities to Private Investors. In our private placements of stock, we have made representations and warranties to the investors and placement agents, and have agreed to indemnify them for any damages and costs they incur as a result of our breach of those representations and warranties. We also have signed investor and/or registration rights agreements with private investors under which we indemnify them for damages they incur as a result of any material misstatements or omissions in our registration statements, and pay penalties in the event we fail to maintain the effectiveness of registration statements. The duration of our indemnities to our investors under the respective stock and warrant purchase agreements ranges from one to two years from the respective closing dates, other than the purchase agreements for our June 2000 warrants, our January 2001 Series A Preferred Stock, and our November 2005 Series B Preferred Stock, which provide for indemnities of unlimited duration. In general, our indemnities to our investors under the respective registration rights agreements expire upon termination of our registration obligations, which is typically the date the securities may be sold under Rule 144(k) under the Securities Act of 1933. With respect to our Investor Rights Agreement with Digital River, Inc. for Series B Preferred Stock, however, our indemnification obligations survive any offering of Registrable Securities, as defined in the agreement, or the termination of the agreement. Our potential payments under these indemnities are unlimited.

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

In June 2004, a stipulation of settlement for the claims against the issuer-defendants, including us, was submitted to the Court. The underwriter-defendants in the In re Initial Public Offering Securities Litigation (collectively, the "underwriter- defendants"), including the underwriters of our initial public offering, are not parties to the stipulation of settlement.

The settlement provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants. The amount our insurers would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs' recovery from the underwriter-defendants and from other non-settling parties. If the plaintiffs recover at least $1 billion from the underwriter-defendants, our insurers would have no liability for settlement payments under the terms of the settlement. If the plaintiffs recover less than $1 billion, we believe our insurance will likely cover our share of any payments towards satisfying plaintiffs' $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of May 31, 2006, we have not accrued a liability for this matter.

On August 31, 2005, the court granted preliminary approval of the settlement. A fairness hearing for the settlement took place in April 2006. After the hearing, the court took the matter under submission and has not yet issued a final ruling.

Leon Segen v. ComVest Venture Partners. LP. et al.

In July 2004, a complaint was filed in the United States District Court for the District of Delaware, Civ. No. 04-822, against ComVest Venture Partners, LP and various affiliated parties and individuals (the "ComVest Defendants"); and Intraware. The complaint described Intraware as a nominal defendant. The complaint alleged that between August 2001 and January 2002 various ComVest Defendants owned more than 10% of our common stock, bought and sold our equity securities within a 6-month period, and failed to disgorge to us the profits allegedly realized in those trades, thereby violating Section 16(b) of the 1934 Act. Certain of the ComVest Defendants were members of our Board of Directors between April 2001 and May 2002. The complaint demanded repayment to Intraware of the profits allegedly realized and retained in violation of Section 16(b) of the 1934 Act, together with interest and legal costs. According to the complaint, the amount of those alleged profits was unknown to the plaintiff, however, the information alleged in the complaint suggested that amount may be approximately $1.3 million. The complaint did not seek damages against us.

In April 2006, the parties entered into a settlement agreement under which the ComVest Defendants paid us approximately $155,000, net of estimated attorney fees and costs, in settlement of all claims. The settlement did not require shareholder approval and was formally approved by the court on April 18, 2006.

From time to time, we are also subject to legal proceedings, claims and litigation arising in the ordinary course of business. We do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

NOTE 5.  NOTES PAYABLE

In August 2003, we issued a note payable to Silicon Valley Bank for proceeds of approximately $2.0 million. The note was payable in fixed monthly principal installments plus interest through September 2005. In connection with the note payable, we issued a warrant to purchase 4,173 shares of our common stock at an exercise price of $11.90 per share. The warrant was immediately exercisable and expires in August 2010. We estimated the allocated fair value of such warrant at approximately $46,000, using the Black-Scholes valuation model with the following assumptions: expected volatility of 136%, risk-free interest rate of 4.01%, expected life of seven years and no dividends. The value of the warrant was recorded as a debt discount and was amortized as interest expense using the effective interest method over the life of the note payable. The debt discount related to the warrant was fully amortized as of May 31, 2006. As of May 31, 2006, the warrant had not been exercised.

In August 2003, we also entered into an equipment advance agreement with Silicon Valley Bank. The equipment advance bears an annual interest at the greater of 5.50% or 1.00% above the bank's prime rate.  The agreement provided for borrowings of up to $500,000 through August 2004 and was limited to equipment purchases.  As of May 31, 2006, we had borrowed approximately $363,000 under this agreement and the interest rate at that date was 9.00%.  Monthly payments of interest only were payable through August 1, 2004, after which fixed monthly principal installments plus interest will be made through August 2006.

In September 2004, we entered into a second equipment advance agreement with Silicon Valley Bank.  The equipment advance bears an annual interest at the greater of 5.50% or 1.00% above the bank's prime rate.  This equipment advance allowed us to borrow up to $500,000 through August 1, 2005, solely to finance equipment purchases.  As of May 31, 2006, we had borrowed approximately $493,000 under this agreement and the interest rate at that date was 9.00%.  Monthly payments of interest only were payable through August 2005, after which fixed monthly principal installments plus interest will be made through August 2007.

In November 2005, we entered into a third equipment advance agreement with Silicon Valley Bank.  This new equipment advance bears an annual interest at the greater of 7.0% or 1.00% above the bank's prime rate.  This third equipment advance allows us to borrow up to $500,000 through November 30, 2006, solely to finance equipment purchases.  As of May 31, 2006, we had borrowed approximately $130,000 under this agreement and the interest rate at that date was 9.00%.  Each advance is repayable over 24 monthly installments of principal plus interest, beginning the month after the advance is made.

All of this debt is collateralized by a senior security interest in substantially all of our assets.  We are also required to maintain compliance with certain financial covenants, all of which we were in compliance with at May 31, 2006.

Scheduled maturities of debt at May 31, 2006 are as follows (in thousands):

Years ending:
February 28, 2007	$282
February 29, 2008	192
February 29, 2009	9
$483

NOTE 6. RELATED PARTY TRANSACTIONS

During the three months ended May 31, 2006, we provided e-commerce solutions to our customers by utilizing managed e- commerce services that were provided by Commerce5, Inc. On November 9, 2005, we entered into a Series B Preferred Stock Purchase Agreement with Digital River, which represents an approximate 14% ownership stake. In December of 2005, Digital River announced an agreement to acquire Commerce5, Inc. Upon the closing of the acquisition, Commerce5 became a wholly-owned subsidiary of Digital River.

NOTE 7. COMMON STOCK

Stock Option Plans

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

The 1999 Plan expires in October 2009.

Employee Stock Purchase Plan

In December 1998, the Board adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan"), which became effective February 1999. The Purchase Plan reserves 60,000 shares of common stock for issuance there under. On each March 1 beginning in 2000, the aggregate number of shares reserved for issuance under the Purchase Plan is increased automatically to the lesser of 40,000 shares, 1% of the outstanding shares on such date, or a lesser amount determined by the Board of Directors. Employees generally are eligible to participate in the Purchase Plan if they are customarily employed by us for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase Plan) 5% stockholders. Under the Purchase Plan, eligible employees select a rate of payroll deduction up to 15% of their W-2 cash compensation subject to certain maximum purchase limitations. Each offering period has a maximum duration of two years and consists of four six-month purchase periods. Depending on the effective date, the first purchase period is approximately six months long. Offering Periods and purchase periods thereafter begin on April 15 and October 15. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the last day of that purchase period. The Purchase Plan expires in 2008.

Stock Options

As of May 31, 2006, we had an aggregate of 0.7 million shares available for grant under our equity plans. The equity plans provide for the issuance of common shares pursuant to stock option exercises and other equity-based awards. Under the equity plans, stock options can be issued to employees and to non-employee directors. Stock options are generally granted under the equity plans with exercise prices equal to the fair market value of the common stock on the date of grant, and generally vest over a period of three to four years.

The following table presents a summary of Intraware's stock option activity for the three months ended May 31, 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	($000's)
Outstanding at February 28, 2006	1,119,649	16.36	6.57	$527
Granted	129,300	6.42
Exercised	(3,344)	3.34
Forfeited	(88,081)	31.08

Outstanding at May 31, 2006	1,157,524	$14.16	6.73	$509

Exercisable at May 31, 2006	721,225	$17.88	6.21	$149

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at May 31, 2006, for those options for which the quoted market price was in excess of the exercise price ("in-the-money options").

The aggregate intrinsic value of options exercised during the quarter ended May 31, 2006 was approximately $4,000. The total cash received from employees as a result of stock option exercises was approximately $11,000 for the quarter ended May 31, 2006. The company did not realize any tax benefits in connection with these exercises due to the fact that a full valuation allowance relating to the deferred tax assets has been recorded.

The following table summarizes the information about all stock options outstanding and exercisable as of May 31, 2006 (in thousands, except per share amounts and years):

				Options Vested and Exercisable at
	Options Outstanding at May 31, 2006			May 31, 2006
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life	Exercise Price	Outstanding	Exercise Price
$1.25 - 4.20	181	4.88	$3.35	44	$3.20
4.40 - 7.70	327	7.46	6.65	185	6.81
7.85 - 11.60	275	6.75	10.18	221	10.05
11.70 - 15.94	211	7.42	14.44	119	14.71
16.70 - 662.50	163	6.36	47.02	151	49.16
727.50 - 727.50	1	3.75	727.50	1	727.50
	1,158	6.73	16.36	721	17.88

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

During the three months ended May 31, 2006 there was no activity in our redeemable convertible preferred stock.

NOTE 9. SUBSEQUENT EVENT

On June 23, 2006, we entered into a Strategic Marketing Agreement with Digital River. Under the terms of the agreement we will work collaboratively in joint marketing and co-selling initiatives. Also, as provided in the November 9, 2005 Investor Rights Agreement between the Company and Digital River, the execution of the Strategic Marketing Agreement will result in our nominating a Digital River representative to our Board of Directors. Digital River will be entitled to retain that Board seat so long as it owns ten percent or more of our outstanding voting stock.

On June 22, 2006 the Company's Board of Directors approved an Amended and Restated Preferred Stock Rights Agreement ("Rights Agreement") between the Company and Computershare Investor Services, LLC (the "Rights Agent"), which supersedes and replaces the Company's previous Preferred Stock Rights Agreement dated September 8, 2005. The amended Rights Agreement allows one of the Company's existing investors, Crosslink Capital, Inc. ("Crosslink"), and its affiliated companies, to acquire up to twenty percent of the Company's outstanding common stock without creating a triggering event under the Rights Plan. Crosslink is a venture capital firm located in San Francisco, California.

In the event Crosslink does acquire more than fifteen percent of our outstanding common shares, one element of our Standstill and Stock Restriction Agreement ("Standstill Agreement") with Digital River will be affected. In particular, our Standstill Agreement with Digital River precludes Digital River from acquiring more than fifteen percent of our voting securities. However, the Standstill Agreement also provides that this restriction will be suspended so long as any other person or entity owns more than fifteen percent of our voting shares. Accordingly, if Crosslink acquires more than fifteen percent of our voting shares, our Standstill Agreement with Digital River will be suspended for as long as Crosslink's ownership remains above fifteen percent. Digital River will, however, remain subject to the provisions in the

Rights Agreement, under which the Rights Plan will be triggered if Digital River acquires more than a fifteen percent ownership in the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended February 28, 2006, which was filed with the SEC on April 21, 2006, and the unaudited consolidated financial statements and related notes contained in this quarterly report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements regarding trends in the marketplace, our future cash and liquidity position, the extent and timing of future revenues and expenses and customer demand, the deployment of our products and services or the anticipated performance of products or services, statements regarding the financial statement impact of SFAS 123(R), statements regarding future economic conditions or performance, and statements regarding our anticipated interactions with third parties.  All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement except as required by law.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those discussed in "Risk Factors" below and elsewhere in this quarterly report on Form 10-Q.

Intraware Overview

Our goal is to become the de facto standard among digital delivery solution providers. We are pursuing various strategy objectives to achieve this goal. First, we are working to become a profitable, cash-generating company by growing our SubscribeNet business and practicing stringent fiscal responsibility. Second, we are seeking to strengthen our technological advantage and extend the breadth of our functionality in the electronic software delivery and management area by further improving our electronic software and licensing management solutions through internal research and development, and through alliances with adjacent technology providers. Third, we are increasing our efforts to reach additional markets outside our existing enterprise software developer customer base. We intend to leverage our digital delivery expertise and expanded service offering to penetrate new markets and new market segments. Fourth, we seek to continue extending and strengthening our customer base by executing on our sales and marketing plan, and by providing exceptional customer service.

We currently see a number of trends in the marketplace that are potentially important for our business. First, growth in the technology sector has improved over the past two years. We have benefited from this trend as technology companies experiencing growth have been more willing to invest in technologies that support their own businesses. However, with this growth have come inflationary pressures on our personnel costs, which is the most significant component of our cost structure. Second, the pace of mergers and acquisitions in the enterprise software sector remains brisk. These consolidations pose both opportunities and risks for us, potentially leading either to growth in our contracts with those customers if they grow larger, or to cancellation of customer contracts if our customers merge or are acquired by companies that do not use our electronic software and licensing management service. Third, technology companies continue the trend of outsourcing operational functions to reduce costs. Our services enable enterprise software companies to outsource key operational functions in a manner we believe is financially compelling. Therefore, we may benefit from this outsourcing trend. Fourth, the use of hosted web-based applications, which in the past has been limited by concerns about speed, reliability and security, continues to gain acceptance among mainstream businesses, largely because of a desire for cost savings. This trend may benefit us because our SubscribeNet service is a hosted web-based application.

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

We also face a number of key risks, which are described in more detail in the "Risk Factors" beginning on page 24.

We earn revenues and generate cash principally through recurring service fees charged for our SubscribeNet service, and professional services fees charged for customization of our SubscribeNet service.

We have incurred losses and negative cash flow from operations during each fiscal year since inception. Net loss for the three months ended May 31, 2006, increased from our prior year loss for the corresponding period. For the three months ended May 31, 2006, we incurred negative cash flows from operating activities of $0.3 million, compared to approximately $0.4 million for the corresponding period in the prior year. Our cash balances may decline further, although we believe that the effects of our capital financing, strategic actions implemented to improve revenue, and cost controls will be adequate to generate sufficient cash resources to fund our future operations. Historically, we also have raised substantial amounts of cash through private stock placements.

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

Our online services and technology revenue results primarily from three types of arrangements. First, it results from sales of our SubscribeNet digital delivery service to software vendors and other companies that distribute software as part of their business. Second, it results from professional services that we provide to customize our SubscribeNet service for customers, to convert data for customers, and to integrate our proprietary software. Third, it results from our resale of third-party services or licenses complementary to our SubscribeNet service, one of which is e-commerce. In addition, if appropriate opportunities present themselves in the future, we may generate online services and technology revenue from the sale of our proprietary software licenses, and related maintenance, to companies using those products internally or using those products to provide web-based services to their customers. As a result of the sale of our Asset Management software business in May 2002, we are not currently deriving revenue from licenses, maintenance or integration services for asset management software.

Alliance and reimbursement revenue primarily relates to our recently terminated alliance agreement with Software Spectrum for sales and marketing services. This revenue consisted of a percentage of the gross profit derived from Software Spectrum's sales of the third-party software and maintenance for which we provided sales and marketing services, and, prior to August 1, 2005, reimbursement for the costs of maintaining a sales team dedicated to providing sales and marketing services to Software Spectrum for that third-party software and maintenance. This revenue was recognized as we provided the services to Software Spectrum. On August 1, 2005, we signed an updated agreement with Software Spectrum. Under the updated agreement, Software Spectrum paid us a higher percentage of the gross profit derived from its sales of Sun software licenses and maintenance. However, Software Spectrum stopped reimbursing us for our direct costs in maintaining a team dedicated to sales of Sun software licenses and maintenance. We terminated our alliance agreement with Software Spectrum effective January 3, 2006, and ceased recognizing alliance and reimbursement revenue on that date.

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

We also sell additional professional services related to SubscribeNet agreements. Generally, these services do not provide stand-alone value to a customer, and accordingly, we defer recognition of that revenue until the go-live date for the professional services, similar to the manner in which we treat SubscribeNet service revenues as discussed above. Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the completion of the professional services. Estimated customer life requires that we periodically estimate the projected life of our existing customers, based on historical information, such as customer renewal rates. Our estimated customer life has increased over time due to relatively high customer retention rates. We expect the projected customer life to continue to increase as customers lengthen and renew their service agreements. A 10% increase in our estimated customer life during the three months ended May 31, 2006, would have caused a net increase in our net loss of approximately $6,000.

Online services and technology revenues related to our resale of third-party services or software licenses complementary to our SubscribeNet service are generally recognized as the service is provided. If the service or license resold involves customization essential to the functionality of the underlying SubscribeNet service, the fees charged for the customization are recognized as revenue in the same manner as professional services discussed above. Resold services or licenses are recognized as revenue based on the gross fee charged to the customer, since we bear the credit risk for resold services or licenses, had latitude in establishing pricing, and are primarily responsible for acceptability of the services or licenses delivered. In addition, costs paid to the third-party providers are recorded as cost of revenues and recognized in the same manner as the related revenue.

Deferred Costs

We capitalize direct costs of revenues related to significant SubscribeNet service implementations and established professional services contracts associated with our SubscribeNet services. Direct costs include compensation and payroll-related fringe benefits directly related to the time spent on significant implementation and professional services activities. These costs are recognized over the longer of the remaining estimated customer life or the remaining contract term (see Revenue Recognition above). Costs associated with professional services involving significant new functionality for the SubscribeNet service that are partially or fully funded by customers but do not qualify as funded research and development activities are expensed as costs of revenues as incurred until a working model is delivered to the customer. Once a working model has been delivered, all additional direct costs are capitalized in the same manner discussed above. Any change in our revenue recognition estimates could result in corresponding changes to our recognition of costs of deferred revenues. A 10% increase in our estimated customer life during the three months ended May 31, 2006, would have caused a net increase in our net loss of approximately $6,000. At May 31, 2006, we had approximately $0.7 million in capitalized costs relating to deferred revenues. We expense customer acquisition costs, including sales commissions, as incurred. We also defer legal costs incurred in connection with patent applications. As of May 31, 2006 we had $0.2 million in deferred legal costs. Upon issuance of a patent, the legal costs are recognized ratably over the patent's useful life.

Stock-based Compensation

On March 1, 2006, Intraware adopted SFAS 123(R), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Using the modified prospective method, we estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of "Share-Based Payment, an amendment of FASB Statements Nos.123 and 95" ("SFAS 123(R)"), Staff Accounting Bulletin ("SAB") No. 107, and SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123") for our prior period pro forma disclosures of net earnings. Option-pricing models require the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our results of operations could be materially impacted. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn of additional information that may affect our previous estimates, with the exception of changes in expected forfeitures of share-based awards. Over time, factors may arise that cause us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense. In addition, any future accounting pronouncements, taxation rules, and new interpretations of existing accounting pronouncements or taxation rules, could also have a significant effect on our reported results, including our reporting of transactions completed before the effective date of the change.

The following table presents the stock compensation expense recognized in accordance with SFAS 123(R) during the three months ended May 31, 2006:

	Three Months Ended May 31, 2006
	Stock	Percent of
	Compensation	Total
(In thousands)	Expense	Expense
Cost of revenues:
Online services and technology	$33	11%
Sales and marketing	56	20%
Research and development	26	9%
General and administrative	172	60%

Total stock-based compensation	$287

Web Site Development Costs

We account for Web site development costs in accordance with the provisions of EITF 00-2, which requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. Amortization of Web site development costs is provided for by the straight-line method over the estimated useful life of two years.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses from our inability to collect required payments from our customers. When evaluating the adequacy of this allowance, we analyze specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customers' payment history. We may need to record increases to our allowance balances in the future. At May 31, 2006, we had many accounts receivable balances. Any dispute, early contract termination or other collection issue related to these receivable balances could have a material adverse impact on our financial condition or result of operations.

Income Taxes

In conjunction with preparing our financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Given that we have incurred losses since inception and therefore have not been required to pay income taxes, we have fully reserved our deferred tax assets at May 31, 2006. In the event that we are able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period that this is determined.

Results of Operations

Total Revenue

The following table sets forth the revenue, changes in revenue and percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the three months ended
	May 31, 2006			May 31, 2005
	Total	Change	% of Revenue	Total	% of Revenue
Revenues:
Online services and technology	$2,613	$273	100%	$2,340	82%
Alliance and reimbursement	-	(503)	0%	503	18%
Related party online services and technology	1	(2)	0%	3	0%
Total revenues	$2,614	$(232)		$2,846

Combined online services and technology revenue results primarily from sales of our SubscribeNet services.  The online services and technology revenue increase during the three months ended May 31, 2006, as compared to the three months ended May 31, 2005, is primarily due to two factors: first, approximately $0.2 million in revenue recognized from both new SubscribeNet customers whose go-live date was achieved between June 1, 2005, and May 31, 2006, and existing customers who expanded their agreements; and second, approximately $0.1 million in additional revenue as a result of professional services provided to existing SubscribeNet customers. We expect our online services and technology revenue for our second quarter ending August 31, 2006, to slightly increase from our first quarter, which ended May 31, 2006.

Alliance and reimbursement revenue relates to our alliance agreement with Software Spectrum for sales of Sun software licenses and maintenance, which we terminated January 3, 2006. This revenue consisted of a percentage of the gross profit derived from the sales of Sun software licenses and maintenance services, and reimbursement for the costs of maintaining a sales team dedicated to selling Sun software for Software Spectrum. We ceased recognizing alliance and reimbursement revenue in our fiscal year ended February 28, 2006.

Costs and Expenses

The following table sets forth the costs and expenses, changes in costs and expenses and percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the three months ended
	May 31, 2006			May 31, 2005
	Total	Change	% of Revenue	Total	% of Revenue

Total cost of revenues	$ 1,064	$ (459)	41%	$ 1,523	54%
Gross margin	1,550	227	59%	1,323	46%
Operating expenses:
Sales and marketing	805	123	31%	682	24%
Product development	479	229	18%	250	9%
General and administrative	1,218	274	47%	944	33%
Total operating expenses	$ 2,502	$ 626	96%	$ 1,876	66%

  Cost of Revenues

The decrease in cost of revenues and increase in margin percentage for the three months ended May 31, 2006, is primarily due to the approximately $0.4 million decrease that was attributed to the alliance and reimbursement cost of revenues. The additional approximate $0.1 million dollar decrease is in online services and technology cost of revenues and is attributed to a specific statement of work in which the costs were expensed rather than deferred for the three months ended May 31, 2005.

Cost of revenues primarily consists of certain allocated costs related to our internet connectivity, assets supporting cost of revenues, and customer support, and in the prior year, the costs associated with maintaining our team dedicated to helping Software Spectrum sell Sun software. Cost of revenues also consists of professional services personnel costs and the cost of third-party products and services sold.  We expect total cost of revenues for the current fiscal year to be lower than our fiscal year 2006 amounts. This is primarily due to the termination of our agreement with Software Spectrum, whereby we will no longer be recognizing any associated costs previously recorded as alliance and reimbursement cost of revenues. In addition, we expect our gross profit margin percentage for the current fiscal year to be higher than those for our fiscal year 2006. Our quarterly cost of revenues may fluctuate based on multiple variables including but not limited to revenue mix fluctuations, levels of professional services activities, infrastructure costs, and variable external support utilization rates, and expect our margins to fluctuate accordingly.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, consulting, promotional materials, trade show expenses and certain allocated overhead costs.

The increase in sales and marketing expense for the three months ended May 31, 2006, compared to the three months ended May 31, 2005, is primarily due to increased efforts in marketing and advertising. We plan to increase our overall sales and marketing expenses in the current fiscal year. There was also an increase of approximately $50,000 for stock-based compensation expense recognized in accordance with FAS 123(R).

Product Development Expenses

Product development expenses consist primarily of employee salaries and benefits, consulting, software and related maintenance, equipment depreciation expense and allocated overhead costs. Costs related to research, design and development of products and services have been charged to product development expense as incurred.

The increase in our product development expenses for the three months ended May 31, 2006, compared to those for the three months ended May 31, 2005, is due primarily to a $0.1 million increase related to consulting and recruiting fees for personnel involved in product development activities and to $0.1 million in expenditures that were a result of variable support costs and incremental investments in our infrastructure in relation to product development activities.

We anticipate continuing to invest in additional functionality for our SubscribeNet service and underlying proprietary software. However, we expect those investments to fluctuate over time, and expect our product development expenses to fluctuate accordingly. We expect total product development expenditures to increase in our fiscal year ending February 28, 2007. We cannot give assurance that our product development efforts will result in new or improved products, features or functionality, or that the market will accept the improvements to existing or new products, features or functionality developed.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for administrative and executive personnel, fees for professional services and certain overhead costs.

The increase in our general and administrative expense for the three months ended May 31, 2006, compared to the three months ended May 31, 2005, is primarily due to approximately $0.2 million for stock-based compensation expense recognized in accordance with FAS 123(R), as well as approximately $0.05 million in audit related fees.

We expect total expenditures in fiscal year 2007 to increase from our fiscal year 2006 levels due to both increased personnel costs and external fees.

Interest Expense

For the three months ended May 31, 2006, interest expense was approximately $11,000, a decrease from $19,000 for the three months ended May 31, 2005.

Interest expense primarily relates to obligations under capital leases and notes payable.  The decrease in interest expense for the three months ended May 31, 2006 is primarily due to the reduction of the principal balance on our notes payable, slightly offset by higher interest rates.

Interest and Other Income and Expenses, Net

For the three months ended May 31, 2006, interest and other income and expenses, net was approximately $290,000 of income, an increase from $53,000 of income for the three months ended May 31, 2005.

Interest and other income and expenses, net, primarily relates to interest earned on our investment balances.  The increase in interest and other income and expenses, net for the three months ended May 31, 2006 is primarily the result of several factors: (1) increased investment balances, resulting from the $6 million investment in our Series B Convertible Preferred Stock by Digital River in November 2005; (2) a sustained cash balance from the prior year; (3) an increase in the interest rates in the investment account; and (4) during the three months ended May 31, 2006, we received $152,366 in relation to the settlement of Leon Segen v. ComVest Venture Partners, LP et al. The settlement did not require shareholder approval.

Income Taxes

As of February 28, 2006, we had approximately $90 million of federal and $45 million of state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts between fiscal years 2007 and 2026. The Tax Reform Act of 1986 limits the use of net operating losses and tax credit carryforwards in certain circumstances where changes occur in the stock ownership of a company. Because of cumulative ownership changes in the past, the federal and state loss carryforwards have been reduced by the amount of the net operating loss carryforwards that will expire. Because of these cumulative ownership changes, federal loss carry forwards totaling approximately $42 million and state loss carry forwards totaling approximately $19 million are subject to limitation. At February 28, 2006, $48 million and $26 million of federal and state net operating losses, respectively, are available without limitation to offset future taxable income. Should there be a future change of ownership, the available net operating losses may be further limited.  Based upon our limited operating history and losses incurred to date, management does not believe the realization of the related deferred tax assets meets the recognition criteria required by generally accepted accounting principles, and accordingly, a full valuation allowance has been recorded to reduce the carrying value of the deferred tax assets to zero.

Liquidity and Capital Resources

The following table presents our liquidity position at May 31, 2006 and 2005 (in thousands):

	For the three months ended
	May 31, 2006	May 31, 2005

Cash and cash equivalents	$12,331	$8,804
Working capital	$10,847	$6,865
Net cash used in operating activities	$(259)	$(423)
Net cash used in financing activities	$(2)	$(126)
Net cash used in investing activities	$(58)	$(110)

At May 31, 2006 we had $12.3 million in cash and cash equivalents. At May 31, 2006 our working capital was $10.9 million.

Our net cash used by operations was $0.3 million for the three months ended May 31, 2006, an improvement from $0.4 million net cash used in operations in the three months ended May 31, 2005. This improvement was primarily due to lower net losses, when adjusting for non cash stock based compensation, for the three months ended May 31, 2006, and due to our receipt of $152,366 from our ComVest Venture Partners legal settlement.  Our ability to improve our uses of cash and generate continued positive cash flows in future periods will largely depend on our ability to increase the number of customers of our SubscribeNet service while increasing existing subscriptions through strong contract renewals. We expect our cash balances to fluctuate from time to time due to the timing of customer collections and vendor payments in the ordinary course of business.

Our net cash used by financing activities was approximately $2,000 for the three months ended May 31, 2006.  This primarily resulted from principal payments of approximately $100,000 on notes payable offset by additional borrowings under our equipment advance agreement (see below) of approximately $70,000, and by our issuance of approximately 12,500 shares of common stock in connection with our stock option and employee stock purchase plans for proceeds of approximately $50,000.

As of May 31, 2006, we have three equipment advance agreements with Silicon Valley Bank, under which we have three equipment advances outstanding.  The equipment advances bear annual interest rates of the greater of 1% in excess of the bank's prime rate (8% at May 31, 2006) or 5.50%, 5.50% and 7%, respectively, and are payable in fixed monthly installments through September 2006, 2007 and December 2008, respectively.  At May 31, 2006, the interest rate for the equipment advances was 9%.

Under the agreements, all borrowings are collateralized by a senior security interest in substantially all of our assets. The agreements also require us to comply with financial covenants, with which we were in compliance as of May 31, 2006. The agreements further restrict us from incurring or assuming additional indebtedness outside of the note payable and equipment advances, excluding trade payables and certain other liabilities incurred in the ordinary course of business.

Our net cash used in investing activities during the three months ended May 31, 2006 was $0.06 million. This amount was comprised of our purchases of fixed assets. We paid for these equipment purchases from our cash and cash equivalents, but later drew down approximately $0.07 million under the above-mentioned second equipment advance agreement to finance these purchases. We used these fixed asset purchases primarily to upgrade and expand our SubscribeNet infrastructure and corporate information systems. We expect to continue to use and renew our equipment advances to finance additional fixed asset purchases.

We believe our existing cash and cash equivalents, together with any cash generated from future operations, will be sufficient to fund our operating activities, capital expenditures and financing arrangements for the foreseeable future. However, if our SubscribeNet business fails to grow significantly or declines from its current level, we could be forced to seek additional capital.

At May 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

The following table summarizes our debt and lease obligations at May 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). This table provides information through our year ending February 28, 2010, as we do not have any debt or lease obligations beyond that point.

Payments due by period
	Total		Less than 1 Year	1-3 years (a)
Long-term debt	$ 513	(b)	$ 305	$ 208
Operating leases	1,717		397	1,320
	$ 2,230		$ 702	$ 1,528

(a)   Includes payments from March 1, 2007 through February 28, 2010.

(b)   This amount includes approximately $30,000 in interest.

As of May 31, 2006, our Series A and Series B redeemable convertible preferred stock entitled their holders to liquidation preferences of $0.5 million and $6.0 million, respectively, in the event of certain liquidation events with respect to Intraware.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At May 31, 2006, we had cash and cash equivalents of $12.3 million. We have not used derivative financial instruments in our investment portfolio during fiscal 2006 or the three months ended May 31, 2006. We place our investments with high quality issuers, by policy, in an effort to limit the amount of credit exposure to any one issue or issuer.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures . Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of the controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15.

(b)  Changes in Internal Controls over Financial Reporting . No changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings in the normal course of business. In addition, as described below, we are subject to a lawsuit regarding our initial public offering.

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

The settlement provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants. The amount our insurers would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs' recovery from the underwriter-defendants and from other non-settling parties. If the plaintiffs recover at least $1 billion from the underwriter-defendants, our insurers would have no liability for settlement payments under the terms of the settlement. If the plaintiffs recover less than $1 billion, we believe our insurance will likely cover our share of any payments towards satisfying plaintiffs' $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of May 31, 2006, we have not accrued a liability for this matter.

On August 31, 2005, the court granted preliminary approval of the settlement. A fairness hearing for the settlement took place in April 2006. After the hearing, the court took the matter under submission and has not yet issued a final ruling.

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

We have incurred significant losses since we were formed in 1996, totaling approximately $158.6 million, and have yet to achieve sustained profitability or positive cash flow. Also, with the exception of our quarters ended November 30, 2002, and August 31, 2005, we have not achieved positive cash flow from operations since our formation in 1996. We expect to report an overall cash usage from operations for our 2007 fiscal year. We cannot predict whether or when we will be able to achieve sustained profitability or positive cash flow in the future.

The market for our SubscribeNet electronic software and license delivery and management service is immature and volatile. If the market for our service does not develop, or develops more slowly than we expect, our business will be harmed.

The market for hosted digital delivery services is relatively unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of companies, large and small, to increase their use of hosted digital delivery services. If companies do not increase their use of hosted digital delivery services, our operating results will suffer. In addition, in this unproven market, we have limited insight into trends that may develop and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

We market our SubscribeNet electronic software and license delivery and management service principally to software companies. However, many software companies have invested substantial personnel and financial resources in developing their own electronic software and/or license delivery systems, and therefore may be unwilling to migrate to and pay for an outsourced service. In addition, some software companies have adopted automatic update, or "phone home," technology for delivering software updates, whereby an end-user's computer automatically contacts the software company's server to check whether updates are available and, if so, downloads and installs those updates. While SubscribeNet supports such an approach, this method for delivering software updates could be viewed by our potential and existing customers as an alternative to our digital delivery technology, and therefore any increased adoption of this automatic update technology could hurt our business and results of operations.

Further, some companies may be reluctant to use either our SubscribeNet delivery services because they are concerned about the security capabilities of these services.

Competition from other electronic delivery and licensing providers, and potential customers' development of their own electronic delivery and/or licensing systems, could limit our revenue growth and reduce our gross margins.

The market for selling electronic delivery and licensing services is highly competitive. Some of our competitors have longer operating histories, greater financial, technical, marketing and other resources, broader product and service offerings, better name recognition, and a larger installed base of customers than we do. Some of our competitors also have well-established relationships with our potential customers and with third-party information technology or consulting firms that help market our competitors' services. We expect competition to intensify as current competitors expand and improve their service offerings and new competitors enter the market. In addition, our current and potential customers are primarily information technology companies with strong software development expertise. When considering their alternatives for implementing a system for electronic delivery of software or license keys, these companies sometimes elect to develop such systems in-house. While we believe our competitive position is strong against both external competitors and in-house development, we have at times experienced reduced prices, reduced gross margins and lost sales as a result of such competitive factors. Such competition is likely to intensify, which could limit the growth of our revenues and gross margins.

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

We currently have marketing relationships in place with Digital River, Inc., Hewlett Packard, Corp., On Demand Delivery, Inc. dba Nextra, and Zomax, Inc. Of particular importance to us is our joint marketing relationship with Digital River. We believe this alliance agreement could help further expand our electronic delivery service into the consumer software market, where Digital River has a much larger presence than we do, while at the same time enabling us to offer e-commerce services to our existing installed base and to other prospective customers in the enterprise software market. We believe that gaining a greater presence in the consumer software market, and enhancing our offering to include e-commerce services, both can play an important role in our future growth. Our relationships with Zomax, On Demand Delivery, and Hewlett Packard have yet to produce significant revenue, however, and it is possible our relationship with Digital River will prove less beneficial than we currently expect, in which case our business could suffer.

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

  Unexpected increases in customer cancellations, which could result from service deficiencies, or from external conditions or circumstances beyond our control;

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

We market primarily to software publishers, who generally demand that a service like ours meet high technological and functional standards. To remain competitive in this market and meet the demands of current and prospective customers, we must continually adapt and upgrade our technology and functionality. We are a small company with limited resources available for enhancing and expanding our services. If we do not respond quickly enough to changing industry standards or the increased demands of customers and potential customers, we will likely lose sales and market share to competitors and our growth prospects will be limited. In addition, we could incur substantial costs to modify our services or infrastructure in order to adapt to changing standards and demands. If we incur such costs and our sales fail to increase commensurately, we may not be able to achieve sustained profitability and positive operating cash flow.

Defects in our SubscribeNet service could diminish demand for the service and subject us to substantial liability.

Our service is complex, and may have errors or defects that users identify after they begin using it, which could harm our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. Despite taking precautions to avoid errors, we have found defects in our service from time to time, and we may find new errors in our existing service in the future. Because our customers use our service for important aspects of their business, any errors, defects or other performance problems with our service could hurt our reputation and may damage our customers' businesses. If that occurs, customers could elect not to renew their agreements with us, could be eligible for credits under our service level agreements, and could delay or withhold payment to us. We also could lose future sales, or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable, or the expense and risk of litigation.

Interruptions or delays in service from our third-party Web hosting facilities, or in our relationships with third party hardware and software vendors, could impair the delivery of our service and harm our business.

We provide our service through computer hardware that is currently located in a third-party Web hosting facilities in Santa Clara, California operated by SAVVIS Communications, and in Ireland operated by Data Electronics. We do not control the operation of these facilities, and they are subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. While physical security measures are in place, they are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at the facilities, the occurrence of a natural disaster, a decision to close a facility without adequate notice, or other unanticipated problems at a facility, could result in lengthy interruptions in our service. In addition, the failure by either facility to provide our required data communications capacity could result in interruptions in our service. We have an agreement with SBC E-Services, an affiliate of SBC Communications, Inc., to provide access to a geographically remote disaster recovery facility that would provide us access to hardware, software and Internet connectivity in the event the SAVVIS facility becomes unavailable. Even with this disaster recovery arrangement, however, our service would be interrupted during the transition. Any damage to, or failure of, our systems could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business will be harmed if our customers and potential customers believe our service is unreliable.

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

The Market for Our Proposed Digital Fastball Service is Unproven.

We continue to develop a production release of a new service called Digital Fastball, which we hope will leverage our digital delivery expertise to enable small and medium-sized businesses, as well as consumers, to send, receive and manage many types and sizes of digital files over the Internet quickly, easily and securely. We plan to market our Digital Fastball service principally to small and medium-sized companies that need to send large digital files as part of their businesses. However, many systems are already available for sharing files over the Internet, in some cases at little or no cost. In addition, some such systems have been the targets of widely publicized litigation by copyright holders, which may make some companies reluctant to use Internet-based digital delivery services such as Digital Fastball.

Further, some companies may be reluctant to use either our SubscribeNet or Digital Fastball hosted digital delivery services because they are concerned about the security capabilities of these services. If our development or marketing efforts prove unsuccessful with respect to Digital Fastball, we may not generate any profit even recover our investments in the Digital Fastball service, in which case our business could suffer.

Our operating results could vary due to the methods, estimates and judgments we use in applying our accounting policies, particularly SFAS No. 123(R).

The methods, estimates and judgments we use in applying our accounting policies significantly impact our results of operations Those methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. In particular, the calculation of share-based compensation expense under SFAS No. 123(R)-which we adopted as of the fiscal quarter beginning March 1, 2006-requires that we use valuation methodologies and a number of assumptions, estimates and conclusions regarding matters such as expected terms, expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn of additional information that may affect our previous estimates, with the exception of changes in expected forfeitures of share-based awards. Over time, factors may arise that cause us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense. In addition, any future accounting pronouncements, taxation rules, and new interpretations of existing accounting pronouncements or taxation rules, could also have a significant effect on our reported results, including our reporting of transactions completed before the effective date of the change.

Provisions of our charter documents could make it more difficult for a third party to acquire us, even if the offer may be considered beneficial by our stockholders, which could depress the trading price of our common stock.

Our charter documents, as well as our Amended and Restated Preferred Stock Rights Agreement, contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. Among other things, these provisions:

  trigger certain shareholder rights in the event a person or entity acquires more than fifteen percent of our voting securities (or up to twenty percent in the case of Crosslink Capital, Inc.);
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

The proliferation of software viruses is a key risk that could inhibit acceptance by information technology professionals of Web-based delivery of digital goods. Any well-publicized transmission of a computer virus by us or another company using digital delivery could deter information technology professionals from using-and deter software providers from outsourcing-digital delivery, thereby adversely affecting our business. Our SubscribeNet service enables our customers to upload their software products directly onto our systems for downloading by their end-users. Our systems automatically scan our customers' software products for known computer viruses on an ongoing basis while they are on our systems. However, it is possible that in spite of those periodic virus scans, our system could transmit the virus to one or more end-users. Any such virus transmission could result in disputes, litigation and negative publicity that could adversely affect our business and our stock price.

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

Our business has benefited from the tax laws of states in which purchases of software licenses are not taxable if the software is received only electronically. Some such states are considering whether to change their laws to broaden the taxability of transactions fulfilled over the Internet. Any new imposition of taxes on sales of software licenses, where the software is received electronically, could substantially harm demand for our services and thereby materially adversely affect our business, operating results and financial condition. We also have benefited from implementing our services in Ireland, which offers tax advantages to software companies distributing software from Ireland. Any regulatory change in Ireland or elsewhere that diminishes those advantages could harm our business. Other changes in government regulations, in areas such as privacy and export compliance, could also require us to implement changes in our services or operations that increase our cost of doing business and thereby hurt our financial performance.

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

Industry consolidation is increasing the risk that we will become a target of the types of infringement claims described in the first two bullets above. Consolidation among companies providing digital delivery, licensing, e-commerce and related technologies is resulting in more direct competition among the surviving companies in that segment, heightening the risk of intellectual property infringement claims among those companies, including us. Similarly, consolidation in the enterprise software industry heightens the risk of intellectual property infringement claims among the companies remaining in that industry, including most of our customers.

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

Through our SubscribeNet service, we globally distribute software containing encryption technology and other technologies restricted by U.S. laws and regulations from exportation to certain countries, certain types of recipients, and certain specific end-users. Our SubscribeNet solution incorporates automated procedures to help ensure that the software we deliver electronically is not downloaded in violation of U.S. export laws and regulations. However, these procedures may not prevent unauthorized exports of restricted software in every case. If an unauthorized export of software occurs through the SubscribeNet service and the U.S. government determines that we have violated U.S. export laws or regulations, we could be sanctioned under those laws or regulations. Sanctions include fines, suspension or revocation of export privileges, and imprisonment.

If our key personnel left the company, our product development, sales, and corporate management could suffer.

Our future success depends upon the continued service of our executive officers and other key technology, sales, marketing and support personnel. None of our officers or key employees is bound by an employment agreement for any specific term. If we lost the services of one or more of our key employees, or if one or more of our executive officers or key employees decided to join a competitor or otherwise compete directly or indirectly with us, this could significantly harm our business.

Financial and securities laws, especially the Sarbanes-Oxley Act of 2002, require that we evaluate our internal control structure. While we believe we currently have adequate internal controls in place, this exercise has no precedent available by which to measure the adequacy of our compliance, and in addition it may cause our operating expenses to increase.

The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules and regulations of the SEC and the Nadaq Stock Market impose new duties on us and our executives, directors, attorneys and independent registered public accounting firms. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we are evaluating our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting. We are performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, we are incurring additional expenses and diversion of management's time, and we may be required to hire additional personnel and engage additional outside legal, accounting and advisory services. Any of these developments could materially increase our operating expenses and accordingly reduce our net income or increase our net losses. While we anticipate being able to fully implement the requirements relating to internal control over financial reporting and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation actions or the impact of the same on our operations since there is little precedent available by which to measure compliance adequacy. If we are unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq Stock Market, and our reputation may be harmed. Any such action could adversely affect our financial results and the price of our common stock.

Moreover, our management, including our CEO and CFO, does not expect that our disclosure controls or our internal controls over our financial reporting will eliminate all risk of error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls or procedures could be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Our sales and marketing services arrangement with Software Spectrum, Inc. terminated on January 3, 2006. As a result, we stopped recognizing alliance and reimbursement revenues after January 3, 2006.

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

Effective January 3, 2006, we terminated our Sales Alliances Agreement with Software Spectrum We have signed a two-year SubscribeNet service agreement with FusionStorm to provide electronic software and license management services for their SunOne product sales, which we expect will partially offset the decline in our online services and technology revenues. We do not expect to offer sales and marketing services in the future to other customers as part of the SubscribeNet offering. We ceased recognize any alliance and reimbursement revenues after January 3, 2006.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

On June 22, 2006 the Company's Board of Directors approved an Amended and Restated Preferred Stock Rights Agreement ("Rights Agreement") between the Company and Computershare Investor Services, LLC (the "Rights Agent"), which supersedes and replaces the Company's previous Preferred Stock Rights Agreement dated September 8, 2005. The amended Rights Agreement allows one of the Company's existing investors, Crosslink Capital, Inc. ("Crosslink"), and its affiliated companies, to acquire up to twenty percent of the Company's outstanding common stock without creating a triggering event under the Rights Plan. Crosslink is a venture capital firm located in San Francisco, California, which in the judgment of management and our Board is not acquiring our stock for purposes of obtaining control of the Company.

In the event Crosslink does acquire more than fifteen percent of our outstanding common shares, one element of our Standstill and Stock Restriction Agreement ("Standstill Agreement") with Digital River will be affected. In particular, our Standstill Agreement with Digital River precludes Digital River from acquiring more than fifteen percent of our voting securities. However, the Standstill Agreement also provides that this restriction will be suspended so long as any other person or entity owns more than fifteen percent of our voting shares. Accordingly, if Crosslink acquires more than fifteen percent of our voting shares, our Standstill Agreement with Digital River will be suspended for as long as Crosslink's ownership remains above fifteen percent. Digital River will, however, remain subject to the provisions in the Rights Agreement, under which the Rights Plan will be triggered if Digital River acquires more than a fifteen percent ownership in the Company.

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
4.1(5)

Amended and Restated Preferred Stock Rights Agreement, dated as of June 22, 2006 between Intraware, Inc. and Computershare Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Peter H. Jackson
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Wendy A. Nieto
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

_______________

(1) Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the quarter ended August 31, 2005 (File No. 000-25249), filed with the SEC on October 5, 2005.

(2) Incorporated by reference to Intraware's Current Report on Form 8-K dated April 2, 2001 (File No. 000-25249), filed with the SEC on April 13, 2001.

(3) Incorporated by reference to Intraware's Current Report on Form 8-K dated November 9, 2005 (File No. 000-25249), filed with the SEC on November 15, 2005.

(4) Incorporated by reference to Intraware's Current Report on Form 8-K dated September 12, 2005 (File No. 000-25249), filed with the SEC on September 12, 2005.

(5) Incorporated by reference to Intraware's Current Report on Form 8-K dated June 22, 2006 (File No. 000-25249), filed with the SEC on June 27, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRAWARE, INC.

Date: July 14, 2006	By: /s/ WENDY A. NIETO Wendy A. Nieto Chief Financial Officer and Executive Vice President of Intraware, Inc.