Form 10-Q
period 2006-08-31
INTRAWARE INC
filed 2006-10-13
CIK 1025134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at September 30, 2006
Common Stock, $0.001 par value	6,130,696

Note: PDF provided as a courtesy

Intraware, Inc.

Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INTRAWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	August 31, 2006	February 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$12,542	$12,650
Accounts receivable, net	1,076	1,682
Costs of deferred revenue	447	393
Other current assets	386	329
Total current assets	14,451	15,054
Costs of deferred revenue, less current portion	465	244
Property and equipment, net	604	620
Other assets	184	146
Total assets	$15,704	$16,064

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$350	$372
Accounts payable	581	478
Accrued expenses	947	804
Deferred revenue	2,256	2,192
Total current liabilities	4,134	3,846
Deferred revenue, less current portion	236	136
Notes payable, less current portion	78	158
Total liabilities	4,448	4,140
Commitments and Contingencies (Note 4)
Redeemable convertible preferred stock; $0.0001 par value; 10,000 shares authorized:
Series A; 28 shares issued and outstanding at August 31, 2006 and
February 28, 2006, (aggregate liquidation preference of $500
at August 31, 2006 and February 28, 2006).	449	449
Series B; 1 shares issued and outstanding at August 31, 2006 and February 28, 2006,
(aggregate liquidation preference of $6,000 and $6,300 at
August 31, 2006 and February 28, 2006, respectively).	5,701	5,701
Total redeemable convertible preferred stock	6,150	6,150
Stockholders' equity:
Common stock; $0.0001 par value; 250,000 shares authorized; 6,131 and 6,113 shares
issued and outstanding at August 31, 2006 and February 28, 2006, respectively.	1	1
Additional paid-in-capital	164,427	163,756
Accumulated deficit	(159,322)	(157,983)
Total stockholders' equity	5,106	5,774
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$15,704	$16,064

See notes to unaudited interim consolidated financial statements.

INTRAWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the three months ended		For the six months ended
	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005

Revenues:
Online services and technology	$2,582	$2,465	$5,196	$4,808
Alliance and reimbursement	-	602	-	1,105
Total revenues	2,582	3,067	5,196	5,913
Cost of revenues:
Online services and technology	1,084	1,055	2,148	2,177
Alliance and reimbursement	-	417	-	818
Total cost of revenues	1,084	1,472	2,148	2,995
Gross profit	1,498	1,595	3,048	2,918
Operating expenses:
Sales and marketing	669	595	1,474	1,277
Product development	502	335	981	585
General and administrative	1,125	902	2,344	1,846
Total operating expenses	2,296	1,832	4,799	3,708
Loss from operations	(798)	(237)	(1,751)	(790)
Interest expense	(10)	(16)	(21)	(35)
Interest and other income and expenses, net	144	61	433	114
Net loss	$(664)	$(192)	$(1,339)	$(711)

Basic and diluted net loss per share	$(0.11)	$(0.03)	$(0.22)	$(0.12)
Weighted average shares - basic and diluted	6,129	6,058	6,124	6,055

See notes to unaudited interim consolidated financial statements.

INTRAWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended
	August 31, 2006	August 31, 2005
Cash flows from operating activities:
Net loss	$(1,339)	$(711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215	299
Provision for (recovery of) doubtful accounts	30	(5)
Stock-based compensation	562	-
Amortization of discount on note payable	-	3
Changes in assets and liabilities:
Accounts receivable	576	840
Costs of deferred revenue	(222)	(12)
Other assets	(95)	(22)
Accounts payable	76	108
Accrued liabilities	142	(73)
Deferred revenue	165	(322)
Net cash provided by operating activities	110	105
Cash flows from investing activities:
Purchases of property and equipment	(172)	(190)
Net cash used in investing activities	(172)	(190)
Cash flows from financing activities:
Proceeds from notes payable	137	176
Principal payments on notes payable	(240)	(587)
Proceeds from common stock	57	64
Net cash used in financing activities	(46)	(347)
Net decrease in cash and cash equivalents	(108)	(432)
Cash and cash equivalents at beginning of the period	12,650	9,463
Cash and cash equivalents at end of the period	$12,542	$9,031

Supplemental disclosure of cash flow information:
Cash paid for interest	$21	$32
Supplemental non-cash activity:
Purchases of property and equipment included in accounts payable	$53	$3

See notes to unaudited interim consolidated financial statements.

INTRAWARE, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

INTRAWARE

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under these rules and regulations.  However, management believes the disclosures are adequate to ensure the information presented is not misleading.  The balance sheet at February 28, 2006 has been derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in our annual report on Form 10-K for the fiscal year ended February 28, 2006 filed with the SEC on April 21, 2006.

In the opinion of management, all adjustments, consisting only of normal recurring items considered necessary for a fair statement, have been included in the accompanying unaudited interim consolidated financial statements.  The results of operations for the interim periods presented are not necessarily indicative of operating results to be expected for any subsequent interim period or for the fiscal year ending February 28, 2007.

We have incurred losses and negative cash flow from operations during each fiscal year since inception. Net loss for the three and six months ended August 31, 2006, increased from our prior year loss for the corresponding period. For the six months ended August 31, 2006, we recorded cash provided from operating activities of $0.1 million, which was consistent with the corresponding period in the prior year. Our cash balances may decline further, although we believe that the effects of our capital financing, strategic actions implemented to improve revenue, and cost controls will be adequate to generate sufficient cash resources to fund our future operations.  If we fail to generate sufficient revenues or adequately control spending, we may be unable to achieve key business objectives.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We recognize revenue when all of the following conditions are met:

    There is persuasive evidence of an arrangement;

    We have provided the service to the customer, made the software available for customer download through our website, or shipped the software to the customer;

    We believe collection of these fees is reasonably assured; and

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

Alliance and reimbursement revenue primarily relates to our former alliance agreement with Software Spectrum for sales and marketing services. This revenue consisted of a percentage of the gross profit derived from Software Spectrum's sales of the third-party software and maintenance for which we provided sales and marketing services, and, prior to August 1, 2005, reimbursement for the costs of maintaining a sales team dedicated to providing sales and marketing services to Software Spectrum for that third-party software and maintenance. This revenue was recognized as we provided the services to Software Spectrum. On August 1, 2005, we signed an updated agreement with Software Spectrum. Under the updated agreement, Software Spectrum paid us a higher percentage of the gross profit derived from its sales of Sun software licenses and maintenance. However, Software Spectrum stopped reimbursing us for our direct costs in maintaining a team dedicated to sales of Sun software licenses and maintenance. We terminated our alliance agreement with Software

Spectrum effective January 3, 2006, in connection with the sale of our Sun One customer list to FusionStorm. That sale was completed on January 3, 2006. We ceased recognizing alliance and reimbursement revenue on that date.

We defer online services and technology revenues related to our SubscribeNet digital delivery service and generally recognize them ratably over the term of the service arrangement. The typical subscription term is one year, although some may be shorter or extend up to approximately 3 years. Our customer contracts are generally noncancelable, though customers usually have the right to terminate their contracts for cause if we materially fail to perform. A majority of our SubscribeNet service implementations for new customers involve customization essential to the functionality of the service. In these cases, we defer revenue recognition until the service go-live date is reached, and then recognize the revenue on a ratable basis over the remaining contract term. The go-live date is the later of the date on which the essential functionality is delivered or the point at which no additional customization is required. Our SubscribeNet contracts with customers normally give the customer a period of time (generally five days) to evaluate a SubscribeNet implementation after we have completed it, and provide that the customer is deemed to have accepted the implementation if it has not affirmatively rejected it within that period. We typically rely on such non-rejections by customers to indicate their acceptance of implementations.

We also sell additional professional services related to SubscribeNet agreements. Generally, these services do not provide stand-alone value to a customer and, accordingly, we defer recognition of this revenue until the go-live date for the professional services, similar to the manner in which we treat SubscribeNet service revenues discussed above. Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the completion of the professional services. Estimated customer life requires that we periodically estimate the projected life of our existing customers based on historical information such as customer renewal rates. In some instances the implementation of the SubscribeNet service and professional services are bundled into the initial agreement without specifically stating the fees for each one. In these instances the professional services fees are recognized from acceptance to the end of the remaining contract term on a ratable basis with the SubscribeNet fee.

Online services and technology revenues related to our resale of third-party services or software licenses complementary to our SubscribeNet service are generally recognized as the service is provided. If the service or license resold involves customization essential to the functionality of the underlying SubscribeNet service, the fees charged for the customization are recognized as revenue in the same manner as professional services discussed above. Resold services or licenses are recognized as revenue based on the gross fee charged to the customer, since we bear the credit risk for resold services or licenses, have latitude in establishing pricing, and are primarily responsible for acceptability of the services or licenses delivered. In addition, costs paid to the third-party providers are recorded as cost of revenues and recognized in the same manner as the related revenue.

Deferred Costs

We capitalize direct costs of revenues related to significant SubscribeNet service implementations and established professional services contracts associated with our SubscribeNet services. Direct costs include compensation and payroll-related fringe benefits directly related to the time spent on significant implementation and professional services activities. These costs are recognized the same period as the related revenue is recognized (see Revenue Recognition above). Costs associated with professional services involving significant new functionality for the SubscribeNet service that are partially or fully funded by customers, but which do not qualify as funded research and development activities, are expensed as cost of revenues as incurred until a working model is delivered to the customer. Once a working model has been delivered, all additional direct costs are capitalized in the same manner discussed above. Any change in our revenue recognition estimates could result in corresponding changes to our recognition of costs of deferred revenues. A 10% increase in our estimated customer life during the three and six months ended August 31, 2006 would have caused a net increase in our net loss of approximately $6,000 and $12,000 respectively. At August 31, 2006, we had approximately $0.9 million in capitalized costs relating to deferred revenues. We expense customer acquisition costs, including sales commissions, as incurred. We also defer legal costs incurred in connection with patent applications. As of August 31, 2006 we had $0.2 million in deferred legal costs. Upon issuance of a patent, the deferred legal costs for that patent are expensed ratably over the patent's useful life.

Stock-Based Compensation

In March 2004, the Financial Accounting Standards Board ("FASB") issued a Statement, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95" ("SFAS 123 (R)"), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments, or that may be settled by the issuance of such equity instruments. The statement eliminates the practice of accounting for share-based compensation transactions using the intrinsic value method, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statements of income. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the Staff's interpretation of SFAS 123 (R). This interpretation provides the Staff's views regarding interactions between SFAS 123 (R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123 (R) and investors and users of the financial statements in analyzing the information provided.

Following the guidance prescribed in SAB 107, on March 1, 2006 we adopted SFAS 123 (R) using the modified prospective method and accordingly, have not restated the consolidated results of income from prior interim periods and fiscal years. Under SFAS 123 (R), we are required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest. Stock options issued under our equity plans, as well as stock purchases under our employee stock purchase plan, are subject to SFAS 123 (R). Stock options generally vest over a three to four-year service period. Since our adoption of SFAS 123 (R), there have been no material changes to our equity plans or modifications to outstanding stock-based awards.

Prior to March 1, 2006, Intraware accounted for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted by "Accounting for Stock-Based Compensation" ("SFAS 123"), and "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148). Under the intrinsic value method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period on a straight-line method. For the three and six months ended August 31, 2005, had we accounted for all employee stock-based compensation based on the estimated grant date fair values, as defined by SFAS 123, our net loss and net loss per share would have been adjusted to the following pro forma amounts (in thousands, except per share data):

	For the three months ended	For the six months ended
	August 31, 2005	August 31, 2005
Net loss	$(192)	$(711)
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards	(608)	(1,196)
Pro forma	$(800)	$(1,907)

Net loss per share -- basic and diluted
As reported	$(0.03)	$(0.12)

Pro forma	$(0.13)	$(0.31)

In the pro forma disclosures prior to the adoption of SFAS No. 123(R), we accounted for forfeitures upon occurrence whereas we now estimate a forfeiture rate for those awards not expected to vest, and adjust the actual forfeitures periodically as incurred.

Upon adoption of SFAS 123(R) in the first quarter of fiscal 2007, we recognized the compensation expense associated with awards granted on or after March 1, 2006, and the unvested portion of previously granted awards that remain outstanding as of March 1, 2006, in our unaudited consolidated statement of operations.

The effect of recording stock-based compensation for the three and six months ended August 31, 2006 was as follows:

	Three Months	Six Months
	Ended	Ended
	August 31, 2006	August 31, 2006
Stock-based compensation expense by type of award
Employee stock options	$275	$562
Net effect on net loss	$275	$562

Effect on loss per share: - basic and diluted	$(0.04)	$(0.09)

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

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2006	2005	2006	2005

Dividend yield	0%	0%	0%	0%
Expected stock price volatility	74%	67 - 86%	85%	67 - 86%
Risk-free interest rate	4.84 - 5.07%	3.69 - 4.17%	4.74 - 5.07%	3.69 - 4.17%
Average expected life (in years)	3.57	3 - 4	4.22	3 - 4

The expected stock price volatility rates are based on historical volatilities of our common stock. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding, giving consideration to vesting schedules and our historical exercise patterns. For the quarter ended August 31, 2006, the average expected life was determined using the historical approach, and for option types where we have limited historical data we used the simplified method, described under SAB 107.

Net loss per share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase. The terms of our redeemable convertible preferred stock include the right to participate in dividends declared to common stockholders. Our redeemable convertible preferred stock does not have a contractual obligation to share in the losses in any given period. As a result, this participating security will not be allocated any losses in the periods of net losses, but will be allocated income in the periods of net income using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. Under the two-class method, net income is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amounts of dividends that must be paid for the current period. The remaining earnings are then allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. The total earnings allocated to each security are determined by adding together the amounts allocated for dividends and the amounts allocated for a participation feature. The total earnings allocated to each security are then divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share.

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

The following table sets forth the computation of basic and diluted net loss per share, as well as securities not included in the diluted net loss per share calculation because doing so would be antidilutive (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005

Numerator:
Net loss	$(664)	$(192)	$(1,339)	$(711)

Denominator:
Weighted average shares	6,129	6,058	6,124	6,055

Basic and diluted net loss per share	$(0.11)	$(0.03)	$(0.22)	$(0.12)

Antidilutive securities not included in
weighted average shares:
Redeemable convertible preferred stock	1,028	55	1,028	55
Warrants to purchase common stock	159	159	159	159
Employee stock options	1,366	1,221	1,366	1,221
	2,553	1,435	2,553	1,435

Web Site Development Costs

Intraware accounts for web site development costs in accordance with the provisions of "Accounting for Web Site Development Costs" Emerging Issues Task Force Issue No.00-2 or EITF 00-2, which requires that certain costs to develop web sites be capitalized or expensed, depending on the nature of the costs. We amortize web site development costs using the straight-line method over an estimated useful life of two years. The total capitalized web site development costs for the six months ended August 31, 2006 was approximately $10,500.

NOTE 3. CHANGES IN STOCKHOLDERS' EQUITY

During the six months ended August 31, 2006 our stockholders' equity changed as follows (in thousands):

	Common stock		Additional paid-in	Accumulated	Stockholders'	Comprehensive
	Shares	Amount	capital	deficit	equity	loss

Balance at February 28, 2006	6,113	$1	$163,756	$(157,983)	$5,774
Exercise of stock options	7	-	17	-	17
Issuance of common stock for employee stock purchase program	11	-	41	-	41
Stock Based Compensation			613		613
Net loss	-	-	-	(1,339)	(1,339)	$(1,339)
Other comprehensive loss						-
Comprehensive loss						$(1,339)

Balance at August 31, 2006	6,131	$1	$164,427	$(159,322)	$5,106

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

The settlement provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants. The amount our insurers would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs' recovery from the underwriter-defendants and from other non-settling parties. If the plaintiffs recover at least $1 billion from the underwriter-defendants, our insurers would have no liability for settlement payments under the terms of the settlement. If the plaintiffs recover less than $1 billion, we believe our insurance will likely cover our share of any payments towards satisfying plaintiffs' $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of August 31, 2006, we have not accrued a liability for this matter.

On August 31, 2005, the court granted preliminary approval of the settlement. A fairness hearing for the settlement took place in April 2006. After the hearing, the court took the matter under submission and has not yet issued a final ruling.

NOTE 5.  NOTES PAYABLE

In August 2003, we issued a note payable to Silicon Valley Bank for proceeds of approximately $2.0 million. The note was payable in fixed monthly principal installments plus interest through September 2005. In connection with the note payable, we issued a warrant to purchase 4,173 shares of our common stock at an exercise price of $11.90 per share. The warrant was immediately exercisable and expires in August 2010. We estimated the allocated fair value of such warrant at approximately $46,000 using the Black-Scholes valuation model with the following assumptions: expected volatility of 136%, risk-free interest rate of 4.01%, expected life of seven years and no dividends. The value of the warrant was recorded as a debt discount and was amortized as interest expense using the effective interest method over the life of the note payable. The debt discount related to the warrant was fully amortized as of August 31, 2006. As of August 31, 2006, the warrant had not been exercised.

In August 2003, we entered into an equipment advance agreement with Silicon Valley Bank. The equipment advance bears annual interest at the greater of 5.50% or 1.00% above the bank's prime rate.  The agreement provided for borrowings of up to $500,000 through August 2004 and was limited to equipment purchases.  We borrowed approximately $363,000 under this agreement and paid fixed monthly principal installments plus interest through August 2006. The advance was paid in full as of August 31, 2006.

In September 2004, we entered into a second equipment advance agreement with Silicon Valley Bank.  The equipment advance bears annual interest at the greater of 5.50% or 1.00% above the bank's prime rate.  This equipment advance allowed us to borrow up to $500,000 through August 1, 2005, solely to finance equipment purchases.  As of August 31, 2006, we had borrowed approximately $493,000 under this agreement, and the interest rate at that date was 9.25%.  Monthly payments of interest only were payable through August 2005, after which fixed monthly principal installments plus interest will be made through August 2007.

In November 2005, we entered into a third equipment advance agreement with Silicon Valley Bank.  This new equipment advance bears annual interest at the greater of 7.0% or 1.00% above the bank's prime rate.  This third equipment advance allows us to borrow up to $500,000 through November 30, 2006, solely to finance equipment purchases.  As of August 31, 2006, we had borrowed approximately $207,000 under this agreement and the interest rate at that date was 9.25%.  Each advance is repayable over 24 monthly installments of principal plus interest, beginning the month after the advance is made.

All of this debt is collateralized by a senior security interest in substantially all of our assets.  We are also required to maintain compliance with certain financial covenants, all of which we were in compliance with at August 31, 2006.

Scheduled maturities of debt at August 31, 2006 are as follows (in thousands):

Years ending:
February 28, 2007	$175
February 29, 2008	227
February 29, 2009	26
$428

NOTE 6. RELATED PARTY TRANSACTIONS

During the three and six months ended August 31, 2006, we provided e-commerce solutions to our customers by using managed e-commerce services that were provided by a wholly owned subsidiary of Digital River, Inc. ("Digital River"). Digital River owns approximately 14% of Intraware under a Series B Preferred Stock Purchase Agreement.

NOTE 7. COMMON STOCK

Reverse Stock Split

At the close of business on September 26, 2005, we effected a one-for-ten reverse stock split of our common stock.  All share and per share information included in these unaudited condensed consolidated financial statements has been retroactively adjusted to reflect the reverse stock split.  Shares authorized and par value were not adjusted because they were not affected by the reverse stock split.

Stock Option Plans

1996 Stock Option Plan

In October 1996, we adopted our 1996 Stock Option Plan (the "1996 Plan"), which became effective in November 1996. The 1996 Plan provides for the granting of stock options to our employees and consultants. Options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (that is, options intended to qualify as incentive stock options under the Internal Revenue Code, or "ISOs") may be granted only to our employees (including directors who are also employees). Nonstatutory stock options (that is, options not intended to qualify as incentive stock options under the Internal Revenue Code, or "NSOs") may be granted to our employees and consultants. At February 28, 2006, we had reserved approximately 0.4 million shares of common stock for issuance under the 1996 Plan. The shares reserved are subject to annual increases equal to the lesser of (a) 300,000 shares, (b) 6% of the outstanding shares on such date, or (c) a lesser amount determined by the Board.

The 1996 Plan provides that the options shall be exercisable over a period not to exceed ten years from the date of the grant. However, in the case of an ISO granted to a person owning more than 10% of the combined voting power of all classes of our stock, the term of the option will be five years from the date of the grant. The initial grant by us to an employee under this plan generally vests as to 25% of the shares one year after the date of the grant, and as to the remaining shares in equal monthly installments over the following 36 months. Subsequent grants by us to that employee under this plan generally vest in one of two ways; first, 12.5% of the shares vest 6 months after the date of the grant, and the remaining shares vest in equal monthly installments over the following 42 months; second, 16.7% of the shares vest 6 months after the date of the grant, and the remaining shares vest in equal monthly installments over the following 30 months

Under the 1996 Plan, the exercise price of an option may not be less than 100% of the fair market value of the shares on the date of grant as determined by the Board of Directors. However, the exercise price of an ISO or NSO granted to a 10% shareholder may not be less than 110% of the fair market value of the shares on the date of grant. The 1996 Plan expires on October 28, 2006.

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

The 1998 Director Plan expires in December 2008.

1999 Non-Qualified Acquisition Stock Option Plan

In October 1999, we adopted the Non-Qualified Acquisition Stock Option Plan (the "1999 Plan"). The 1999 Plan provides for the granting of NSOs to our employees and consultants. Officers may only receive grants under the 1999 Plan in connection with their initial service to us, and Board members may not receive any grants under the 1999 Plan. We reserved 350,000 shares of common stock for issuance under the 1999 Plan at the time of its adoption. The standard form of Stock Option Agreement used under the 1999 Plan provides that the options are exercisable over a period not to exceed ten years from the date of the grant. Options granted under the 1999 Plan generally vest as to 25% of the shares one year after the date of grant and as to the remaining options in equal monthly installments over the next 36 months. The exercise price of all options granted under the 1999 Plan has been the fair market value of our common stock on the grant date, as determined by the closing price of the common stock on Nasdaq on that date. During the year ended February 29, 2004, we ceased issuing options from this plan. All remaining options available for grant were removed from the plan at that time, and we do not intend to grant options from this plan in the future.

The 1999 Plan expires in October 2009.

Employee Stock Purchase Plan

In December 1998, the Board adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan"), which became effective February 1999. The Purchase Plan reserves 60,000 shares of common stock for issuance there under. On each March 1 beginning in 2000, the aggregate number of shares reserved for issuance under the Purchase Plan is increased automatically by the lesser of 40,000 shares, 1% of the outstanding shares on such date, or a lesser amount determined by the Board of Directors. Employees generally are eligible to participate in the Purchase Plan if they are customarily employed by us for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase Plan) 5% stockholders. Under the Purchase Plan, eligible employees select a rate of payroll deduction up to 15% of their W-2 cash compensation, subject to certain maximum purchase limitations. Each offering period has a maximum duration of two years and consists of four six-month purchase periods. Depending on the effective date, the first purchase period is approximately six months long. Offering Periods and purchase periods thereafter begin on May 1 and November 1. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the last day of that purchase period. The Purchase Plan expires in 2008.

Stock Options

As of August 31, 2006, we had an aggregate of 0.5 million shares available for grant under our equity plans. The equity plans provide for the issuance of common shares pursuant to stock option exercises and other equity-based awards. Under the equity plans, stock options can be issued to employees and to non-employee directors. Stock options are generally granted under the equity plans with exercise prices equal to the fair market value of the common stock on the date of grant.

The following table presents a summary of Intraware's stock option activity for the six months ended August 31, 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	($000's)
Outstanding at February 28, 2006	1,119,649	$16.36	6.57	$527
Granted	129,300	6.42
Exercised	(3,344)	3.34
Forfeited	(88,081)	31.08
Outstanding at May 31, 2006	1,157,524	14.16	6.73	509
Granted	242,800	3.74
Exercised	(3,250)	1.76
Forfeited	(31,314)	29.26
Outstanding at August 31, 2006	1,365,760	$11.99	6.62	$34

Exercisable at August 31, 2006	737,377	$16.91	6.05	$12

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at August 31, 2006, for those options for which the quoted market price was in excess of the exercise price ("in-the-money options"). The aggregate intrinsic value of options exercised during the quarter ended August 31, 2006 was approximately $9,000. The total cash received from employees as a result of stock option exercises for the three and six months ended August 31, 2006 was approximately $6,000 and $17,000, respectively. The company did not realize any tax benefits in connection with these exercises due to the fact that a full valuation allowance relating to the deferred tax assets has been recorded.

The following table summarizes the information about all stock options outstanding and exercisable as of August 31, 2006 (in thousands, except per share amounts and years):

		Options Outstanding at August 31, 2006			Options Vested and Exercisable at August 31, 2006
			Weighted
			Average
			Remaining	Weighted		Weighted
		Number	Contractual	Average	Number	Average
Range of Exercise Prices		Outstanding	Life	Exercise Price	Outstanding	Exercise Price
$1.25 -	3.20	5	7.06	$2.55	3	$2.19
3.30 -	3.30	145	3.91	3.30	42	3.30
3.50 -	3.60	4	8.91	3.55	1	0.36
3.67 -	3.67	235	4.94	3.67	-	-
3.70 -	6.35	186	8.04	5.79	67	5.45
6.47 -	7.70	163	6.58	7.26	127	7.43
7.85 -	9.50	138	6.43	8.91	124	8.95
10.00-	13.49	134	6.67	11.51	102	11.47
14.10 -	14.10	160	7.93	14.10	83	14.10
15.00 -	727.50	196	5.77	39.41	188	40.21
		1,366	6.26	16.36	737	16.92

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

During the six months ended August 31, 2006 there was no activity in our redeemable convertible preferred stock.

NOTE 9. SUBSEQUENT EVENT

On September 11, 2006 the Company's Board of Directors appointed Robert F. Kleiber to serve as a Company Board member, effective immediately. Mr. Kleiber currently serves as Vice President of Investor Relations at Digital River, Inc. ("Digital River"). The Board appointed Mr. Kleiber in accordance with the Company's November 9, 2005 Series B Preferred Stock Purchase Agreement with Digital River. Under that agreement, and upon the Company's entering into a strategic alliance agreement with Digital River on June 22, 2006, Digital River became entitled to have the Company's Board of Directors appoint or nominate, as applicable, a representative to a seat on the Company's Board. Digital River will continue to have these rights so long as it owns ten percent or more of the Company's outstanding common stock (on an as-converted to common stock basis).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended February 28, 2006, which was filed with the SEC on April 21, 2006, and the unaudited consolidated financial statements and related notes contained in this quarterly report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements regarding trends in the marketplace, our future cash and liquidity position, the extent and timing of future revenues and expenses and customer demand, the deployment of our products and services or the anticipated performance of products or services, statements regarding the financial statement impact of SFAS 123(R), statements regarding future economic conditions or performance, and statements regarding our anticipated interactions with third parties.  All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement except as required by law.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including without limitation those discussed in "Risk Factors" below and elsewhere in this quarterly report on Form 10-Q.

Intraware Overview

Our goal is to become the de facto standard among digital delivery solution providers. We continue to pursue various strategy objectives to achieve this goal. First, we are working to become a profitable, cash-generating company by growing our SubscribeNet business and practicing stringent fiscal responsibility. Second, we are seeking to strengthen our technological advantage by further improving our electronic software and licensing management solutions internally and with partners. Third, we are increasing our efforts to reach additional markets outside our existing enterprise software developer customer base. Fourth, we seek to continue extending and strengthening our customer base by executing on our sales and marketing plan, and by providing exceptional customer service.

We currently see a number of trends in the marketplace that are potentially important for our business. First, growth in the technology sector has improved over the past two years. We have benefited from this trend as technology companies experiencing growth have been more willing to invest in technologies that support their own businesses. However, with this growth have come inflationary pressures on our personnel costs, which is the most significant component of our cost structure. Second, the pace of mergers and acquisitions in the enterprise software sector remains brisk. These consolidations pose both opportunities and risks for us, potentially leading either to growth in our contracts with those customers if they grow larger, or to cancellation of customer contracts if our customers merge or are acquired by companies that do not use our electronic software and licensing management service. Third, technology companies continue the trend of outsourcing operational functions to reduce costs. Our services enable enterprise software companies to outsource key operational functions in a manner we believe is financially compelling. Therefore, we may benefit from this outsourcing trend. Fourth, the use of hosted web-based applications, which in the past has been limited by concerns about speed, reliability and security, continues to gain acceptance among mainstream businesses, largely because of a desire for cost savings. This trend may benefit us because our SubscribeNet service is a hosted web-based application. We also believe our customers and potential customers are becoming increasingly focused upon legal and regulatory compliance obligations, which presents opportunities for us. For example, our SubscribeNet service includes a number of features designed to help customers comply with various legal and accounting requirements such as export control and proper revenue recognition. We believe these compliance features are of growing importance in our market and offer an additional basis for marketing our service. With this opportunity comes risk, however, if our service fails to meet compliance standards in any significant manner.

We also face a number of other key risks that are described in more detail in the "Risk Factors" beginning on page 22.

We earn revenues and generate cash principally through recurring service fees charged for our SubscribeNet service, and professional services fees charged for customization of our SubscribeNet service.

We have incurred losses and negative cash flow from operations during each fiscal year since inception. Net loss for the three and six months ended August 31, 2006 increased from our prior year loss for the corresponding period. For the six months ended August 31, 2006, we recorded cash provided from operating activities of $0.1 million, which was consistent with the corresponding period in the prior year. Our cash balances may decline further, although we believe that the effects of our capital financing, strategic actions implemented to improve revenue, and cost controls will be adequate to generate sufficient cash resources to fund our future operations.  If we fail to generate sufficient revenues or adequately control spending, we may be unable to achieve key business objectives.

We believe that the effects of our capital financings to date, our past and current strategic actions to improve revenue, and our ongoing cost controls, will generate sufficient cash resources to fund our future operations. However, if we fail to adequately increase our revenues or control spending, our business could suffer material adverse effects.

Critical Accounting Policies and Estimates

This Management's Discussion and Analysis ("MD&A") discusses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

    We believe collection of these fees is reasonably assured; and

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

We defer online services and technology revenues related to our SubscribeNet digital delivery service and generally recognize them ratably over the term of the service arrangement. The typical subscription term is one year, although some may be shorter or extend up to approximately 3 years. Our customer contracts are generally noncancelable, though customers typically have the right to terminate their contracts for cause if we materially fail to perform. A majority of our SubscribeNet service implementations for new customers involve customization essential to the functionality of the service. In these cases, we defer revenue recognition until the service go-live date is reached, and then recognize the revenue on a ratable basis over the remaining contract term. The go-live date is the later of the date on which the essential functionality is delivered or the point at which no additional customization is required. Our SubscribeNet contracts with customers typically give the customer a period of time (generally five days) to evaluate a SubscribeNet implementation after we have completed it, and provide that the customer is deemed to have accepted the implementation if it has not affirmatively rejected it within that period. We typically rely on such non-rejections by customers to indicate their acceptance of implementations. Any subsequent indications by our customers that their implementations have not been properly completed could have a material adverse impact on our financial condition or results of operations.

We also sell additional professional services related to SubscribeNet agreements. Generally, these services do not provide stand-alone value to a customer and, accordingly, we defer recognition of this revenue until the go-live date for the professional services, similar to the manner in which we treat SubscribeNet service revenues discussed above. Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the completion of the professional services. Estimated customer life requires that we periodically estimate the projected life of our existing customers based on historical information such as customer renewal rates. Our estimated customer life has increased over time due to relatively high customer retention rates. We expect the projected customer life to continue to increase as customers lengthen and renew their service agreements. A 10% increase in our estimated customer life during the three and six months ended August 31, 2006, would have caused a net increase in our net loss of approximately $6,000 and $12,000 respectively. In some instances the implementation of the SubscribeNet service and professional services are bundled into the initial agreement without specifically stating the fees for each one. In these instances the professional services fees are recognized from acceptance to the end of the remaining contract term on a ratable basis with the SubscribeNet fee.

Online services and technology revenues related to our resale of third-party services or software licenses complementary to our SubscribeNet service are generally recognized as the service is provided. If the service or license resold involves customization essential to the functionality of the underlying SubscribeNet service, the fees charged for the customization are recognized as revenue in the same manner as professional services discussed above. Resold services or licenses are recognized as revenue based on the gross fee charged to the customer, since we bear the credit risk for resold services or licenses, have latitude in establishing pricing, and are primarily responsible for acceptability of the services or licenses delivered. In addition, costs paid to the third-party providers are recorded as cost of revenues and recognized in the same manner as the related revenue.

Deferred Costs

We capitalize direct costs of revenues related to significant SubscribeNet service implementations and established professional services contracts associated with our SubscribeNet services. Direct costs include compensation and payroll-related fringe benefits directly related to the time spent on significant implementation and professional services activities. These costs are recognized over the same period as the related revenue is recognized (see Revenue Recognition above). Costs associated with professional services involving significant new functionality for the SubscribeNet service that are partially or fully funded by customers but do not qualify as funded research and development activities are expensed as costs of revenues as incurred until a working model is delivered to the customer. Once a working model has been delivered, all additional direct costs are capitalized in the same manner discussed above. Any change in our revenue recognition estimates could result in corresponding changes to our recognition of costs of deferred revenues. A 10% increase in our estimated customer life during the three and six months ended August 31, 2006, would have caused a net increase in our net loss of approximately $6,000 and $12,000, respectively. At August 31, 2006, we had approximately $0.9 million in capitalized costs relating to deferred revenues. We expense customer acquisition costs, including sales commissions, as incurred. We also defer legal costs incurred in connection with patent applications. As of August 31, 2006 we had $0.2 million in deferred legal costs. Upon issuance of a patent, the deferred legal costs for that patent are expensed ratably over the patent's useful life.

Stock-based Compensation

On March 1, 2006, Intraware adopted SFAS 123(R), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Using the modified prospective method, we estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of "Share-Based Payment, an amendment of FASB Statements Nos.123 and 95" ("SFAS 123(R)"), Staff Accounting Bulletin No. 107 ("SAB 107"), and "Accounting for Stock-Based Compensation" ("SFAS 123") for our prior period pro forma disclosures of net earnings. Option-pricing models require the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our results of operations could be materially impacted. Furthermore, there are no means under applicable accounting principles to compare and adjust our expense if and when we learn of additional information that may affect our previous estimates, with the exception of changes in expected forfeitures of share-based awards. Over time, factors may arise that cause us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense. In addition, any future accounting pronouncements, taxation rules, and new interpretations of existing accounting pronouncements or taxation rules, could have a significant effect on our reported results, including our reporting of transactions completed before the effective date of the change.

The following table presents the stock compensation expense recognized in accordance with SFAS 123(R) during the three and six months ended August 31, 2006:

	Three Months Ended August 31, 2006		Six Months Ended August 31, 2006
	Stock	Percent of	Stock	Percent of
	Compensation	Total	Compensation	Total
(In thousands)	Expense	Expense	Expense	Expense
Cost of revenues:
Online services and technology	$35	13%	$68	12%
Sales and marketing	52	20%	108	20%
Research and development	27	9%	53	9%
General and administrative	161	58%	333	59%

Total stock-based compensation	$275		$562

Web Site Development Costs

We account for Web site development costs in accordance with the provisions of EITF 00-2, which requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. We amortize web site development costs using the straight-line method over an estimated useful life of two years.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses from our inability to collect required payments from our customers. When evaluating the adequacy of this allowance, we analyze specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customers' payment history. We may need to record increases to our allowance balances in the future. At August 31, 2006, we had many accounts receivable balances. Any dispute, early contract termination or other collection issue related to these receivable balances could have a material adverse impact on our financial condition or result of operations.

Income Taxes

In conjunction with preparing our financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Given that we have incurred losses since inception and therefore have not been required to pay income taxes, we have fully reserved our deferred tax assets at August 31, 2006. In the event we are able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period that in which they are realized.

Results of Operations

Total Revenue

The following table sets forth the revenue, changes in revenue and percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the three months ended					For the six months ended
	August 31, 2006			August 31, 2005		August 31, 2006			August 31, 2005
	Total	Change	% of Revenue	Total	% of Revenue	Total	Change	% of Revenue	Total	% of Revenue
Revenues:
Online services and technology	$2,582	$117	100%	$2,465	80%	$5,196	$388	100%	$4,808	81%
Alliance and reimbursement	-	(602)	0%	602	20%	-	(1,105)	0%	1,105	19%
Total revenues	$2,582	$(485)		$3,067		$5,196	$(717)		$5,913

Combined online services and technology revenue results primarily from sales of our SubscribeNet services.  The online services and technology revenue increase during the three months ended August 31, 2006, as compared to the three months ended August 31, 2005, is primarily due to two factors: first, approximately $0.5 million in revenue was recognized from both new SubscribeNet customers whose go-live date was achieved between September 1, 2005, and August 31, 2006, and existing customers who expanded their agreements; and second, approximately $0.1 million in additional revenue was recognized as a result of additional professional services provided to existing

SubscribeNet customers. These increases were partially offset by a $0.3 million decrease in revenue related to the Software Spectrum reseller agreement and a decrease of $0.2 million in relation to customers who terminated their contracts. The online services and technology revenue increase during the six months ended August 31, 2006, as compared to the six months ended August 31, 2005, is primarily due to two factors: first, approximately $0.8 million in revenue was recognized from both new SubscribeNet customers whose go-live date was achieved between September 1, 2005, and August 31, 2006, and existing customers who expanded their agreements; and second, approximately $0.3 million in additional revenue was recognized as a result of professional services provided to existing SubscribeNet customers. These increases were partially offset by a $0.4 million decrease in revenue related to the Software Spectrum reseller agreement and a decrease of $0.3 million in relation to customers who terminated their contracts. We expect our online services and technology revenue for our third quarter ending November 30, 2006, to slightly increase from our second quarter, which ended August 31, 2006.

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

Costs and Expenses

The following table sets forth the costs and expenses, changes in costs and expenses and percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the three months ended					For the six months ended
	August 31, 2006			August 31, 2005		August 31, 2006			August 31, 2005
	Total	Change	% of Revenue	Total	% of Revenue	Total	Change	% of Revenue	Total	% of Revenue

Total cost of revenues	$1,084	$(388)	42%	$1,472	48%	$2,148	$(847)	41%	$2,995	51%
Gross margin	1,498	(97)	58%	1,595	52%	3,048	130	59%	2,918	49%
Operating expenses:
Sales and marketing	669	74	26%	595	19%	1,474	197	28%	1,277	22%
Product development	502	167	19%	335	11%	981	396	19%	585	10%
General and administrative	1,125	223	44%	902	29%	2,344	498	45%	1,846	31%
Total operating expenses	$2,296	$464	89%	$1,832	60%	$4,799	$1,091	92%	$3,708	63%

Cost of Revenues

The decrease in cost of revenues and increase in margin percentage for the three months ended August 31, 2006, is primarily due to a decrease of approximately $0.4 million that was attributed to the alliance and reimbursement cost of revenues. The decrease in cost of revenues and increase in margin percentage for the six months ended August 31, 2006, is primarily due to a decrease of approximately $0.8 million that was attributed to the alliance and reimbursement cost of revenues. The additional decrease of approximately $0.1 million dollar is in online services and technology cost of revenues and is attributed to a specific statement of work under which the costs were expensed rather than deferred for the six months ended August 31, 2005.

Cost of revenues primarily consists of certain allocated costs related to our internet connectivity, assets supporting cost of revenues, and customer support, and in the prior year, the costs associated with maintaining our team dedicated to helping Software Spectrum sell Sun software. Cost of revenues also consists of professional services personnel costs and the cost of third-party products and services sold.  We expect total cost of revenues for the current fiscal year to be lower than fiscal 2006. This is primarily due to the termination of our agreement with Software Spectrum, whereby we will no longer be recognizing any associated costs previously recorded as alliance and reimbursement cost of revenues. In addition, we expect our gross profit margin percentage for the current fiscal year to be higher than those in fiscal 2006. Our quarterly cost of revenues may fluctuate based on multiple variables, including without limitations, revenue mix fluctuations, levels of professional services activities, infrastructure costs, and variable external support utilization rates. We expect our margins to fluctuate accordingly.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, consulting, promotional materials, trade show expenses and certain allocated overhead costs.

The increase in sales and marketing expense for the three and six months ended August 31, 2006, compared to the three and six months ended August 31, 2005, is primarily due to our increased efforts in marketing and advertising. We plan to increase our overall sales and marketing expenses in the current fiscal year. There was also an increase of approximately $0.05 million and $0.1 million for the three and six months ended August 31, 2006, respectively, related to stock-based compensation expense recognized in accordance with FAS 123(R).

Product Development Expenses

Product development expenses consist primarily of employee salaries and benefits, consulting, software and related maintenance, equipment depreciation expense and allocated overhead costs. Costs related to research, design and development of products and services have been charged to product development expense as incurred.

The increase in our product development expenses for the three and six months ended August 31, 2006, compared to those for the three and six months ended August 31, 2005, is primarily due to two factors; first, stock-based compensation expense recognized in accordance with FAS 123(R) of $0.1million and $0.2 million, respectively; and second, $0.1 million and $0.2 million, respectively, in expenditures that were a result of variable support costs and incremental investments in our infrastructure in relation to product development activities. We also incurred increased expenses related to consulting and recruiting fees for personnel involved in product development activities. These expenses were partially offset by decreases in expenses related to depreciation and maintenance.

We anticipate continued investment in additional functionality for our SubscribeNet service and underlying proprietary software. However, we expect those investments to fluctuate over time, and expect our product development expenses to vary accordingly. We expect total product development expenditures to increase in our fiscal year ending February 28, 2007. We cannot guarantee that our product development efforts will result in new or improved products, features or functionality, or that the market will accept the improvements to existing or new products, features or functionality developed.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for administrative and executive personnel, fees for professional services and certain overhead costs.

The increase in our general and administrative expense for the three and six months ended August 31, 2006, compared to the three and six months ended August 31, 2005, is primarily due to approximately $0.2 million and $0.3 million, respectively, for stock-based compensation expense recognized in accordance with FAS 123(R). We also had an increase in personnel expenses related to compensation and recruiting fees of $0.1 million and $0.2 million, respectively, which was partially offset by a decrease in legal expenses of approximately $0.1 million for each of the three and six month periods ending August 31, 2006.

We expect total expenditures in fiscal year 2007 to increase from our fiscal year 2006 levels due to increased personnel costs and external fees.

Interest Expense

For the three months ended August 31, 2006, interest expense was approximately $10,000, a decrease from $16,000 for the three months ended August 31, 2005.  For the six months ended August 31, 2006, interest expense was approximately $21,000, a decrease from $35,000 for the six months ended August 31, 2005.

Interest expense primarily relates to obligations under capital leases and notes payable.  The decrease in interest expense for the three and six months ended August 31, 2006 is primarily due to the reduction of the principal balance on our notes payable, slightly offset by higher interest rates.

Interest and Other Income and Expenses, Net

For the three months ended August 31, 2006, interest and other income and expenses, net was approximately $145,000 of income, an increase from $61,000 of income for the three months ended August 31, 2005. For the six months ended August 31, 2006, interest and other income and expenses, net was approximately $434,000 of income, an increase from $114,000 of income for the six months ended August 31, 2005.

Interest and other income and expenses, net, primarily relates to interest earned on our investment balances.  The increase in interest and other income and expenses, net for the three months ended August 31, 2006 is primarily the result of several factors: (1) increased investment balances, resulting from the $6 million investment in our Series B Convertible Preferred Stock by Digital River in November 2005; (2) a sustained cash balance from the prior year; and (3) an increase in the interest rates in the investment account. The increase in interest and other income and expenses, net for the six months ended August 31, 2006 is primarily the result of the previously mentioned factors, and the settlement of a litigation matter entitled Leon Segen v. ComVest Venture Partners, LP et al, from which we received $152,366. The settlement did not require shareholder approval.

Income Taxes

As of February 28, 2006, we had approximately $90 million of federal and $45 million of state net operating loss carryforwards available to offset future taxable income, which expire in varying amounts between fiscal years 2007 and 2026. The Tax Reform Act of 1986 limits the use of net operating losses and tax credit carryforwards in certain circumstances where changes occur in the stock ownership of a company. Because of cumulative ownership changes in the past, the federal and state loss carryforwards have been reduced by the amount of the net operating loss carryforwards that will expire. Because of these cumulative ownership changes, federal loss carry forwards totaling approximately $42 million and state loss carry forwards totaling approximately $19 million are subject to limitation. At February 28, 2006, $48 million and $26 million of federal and state net operating losses, respectively, are available without limitation to offset future taxable income. Should there be a future change of ownership, the available net operating losses may be further limited.  Based upon our limited operating history and losses incurred to date, management does not believe the realization of the related deferred tax assets meets the recognition criteria required by generally accepted accounting principles and accordingly, a full valuation allowance has been recorded to reduce the carrying value of the deferred tax assets to zero.

Liquidity and Capital Resources

The following table presents our liquidity position at August 31, 2006 and 2005 (in thousands):

	For the six months ended
	August 31, 2006	August 31, 2005

Cash and cash equivalents	$12,542	$9,031
Working capital	$10,317	$6,539
Net cash provided by operating activities	$110	$105
Net cash used in financing activities	$(46)	$(347)
Net cash used in investing activities	$(172)	$(190)

At August 31, 2006 we had $12.5 million in cash and cash equivalents. At August 31, 2006 our working capital was $10.3 million.

Our net cash provided by operations was $0.1 million for the six months ended August 31, 2006, which was consistent with the cash provided by operations for the six months ended August 31, 2005. In the first six months of fiscal 2007 our positive operating cash flow was primarily due to increased collection efforts. Our ability to improve our uses of cash and generate continued positive cash flows in future periods will largely depend on our ability to increase the number of customers of our SubscribeNet service while increasing existing subscriptions through strong contract renewals. We expect our cash balances to fluctuate from time to time due to the timing of customer collections and vendor payments in the ordinary course of business.

Our net cash used by financing activities was approximately $46,000 for the six months ended August 31, 2006.  This primarily resulted from principal payments of approximately $240,000 on notes payable offset by additional borrowings under our equipment advance agreement (see below) of approximately $137,000, and by our issuance of approximately 17,400 shares of common stock in connection with our stock option and employee stock purchase plans for proceeds of approximately $57,000.

As of August 31, 2006, we have three equipment advance agreements with Silicon Valley Bank, under which we have three equipment advances outstanding.  The equipment advances bear annual interest rates of the greater of 1% in excess of the bank's prime rate (8.25% at August 31, 2006) or rates of 5.50%, 5.50% and 7% respectively, and are payable in fixed monthly installments through September 2006, 2007 and December 2008, respectively.  At August 31, 2006, the interest rate for each of the equipment advances was 9.25%.

Under the agreements, all borrowings are collateralized by a senior security interest in substantially all of our assets. The agreements also require us to comply with financial covenants, with which we were in compliance as of August 31, 2006. The agreements further restrict us from incurring or assuming additional indebtedness outside of the note payable and equipment advances, excluding trade payables and certain other liabilities incurred in the ordinary course of business.

Our net cash used in investing activities during the six months ended August 31, 2006 was $0.2 million. This amount was comprised of our purchases of fixed assets. We paid for these equipment purchases from our cash and cash equivalents, but later drew down approximately $0.1 million under the above-mentioned equipment advance agreement to finance these purchases. We used these fixed asset purchases primarily to upgrade and expand our SubscribeNet infrastructure and corporate information systems. We expect to continue using and renewing our equipment advances to finance additional fixed asset purchases.

We believe our existing cash and cash equivalents, together with any cash generated from future operations, will be sufficient to fund our operating activities, capital expenditures and financing arrangements for the foreseeable future. However, if our SubscribeNet business fails to grow significantly or declines from its current level, we could be forced to seek additional capital.

At August 31, 2006, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

The following table summarizes our debt and lease obligations at August 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). This table provides information through our year ending February 28, 2010, as we do not have any debt or lease obligations beyond that point.

	Payments due by period
	Total		Less than 1 Year	1-3 years (a)
Long-term debt	$455	(b)	$374	$81
Operating leases	1,585		529	1,056
	$2,040		$903	$1,137

(a)   Includes payments from September 1, 2007 through February 28, 2010.

(b)   This amount includes approximately $27,000 in interest.

As of August 31, 2006, our Series A and Series B redeemable convertible preferred stock entitled holders to liquidation preferences of $0.5 million and $6.0 million, respectively, in the event of certain liquidation events with respect to Intraware.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At August 31, 2006, we had cash and cash equivalents of $12.5 million. We have not used derivative financial instruments in our investment portfolio during fiscal 2006 or the six months ended August 31, 2006. We place our investments with high quality issuers, by policy, in an effort to limit the amount of credit exposure to any one issue or issuer.

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents portfolio, note payable and lines of credit. We have not used derivative financial instruments. The effect of changes in interest rates of +/-10% over a six-month horizon would not materially affect the fair value of the portfolio or our debt. Declines in interest rates will, over time, decrease the interest income from our portfolio.  Increases in interest rates will increase the interest we pay on our credit facilities.

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

(b)  Changes in Internal Controls over Financial Reporting. No changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

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

The settlement provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants. The amount our insurers would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs' recovery from the underwriter-defendants and from other non-settling parties. If the plaintiffs recover at least $1 billion from the underwriter-defendants, our insurers would have no liability for settlement payments under the terms of the settlement. If the plaintiffs recover less than $1 billion, we believe our insurance will likely cover our share of any payments towards satisfying plaintiffs' $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of August 31, 2006, we have not accrued a liability for this matter.

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

We have incurred significant losses since we were formed in 1996, totaling approximately $159.3 million, and have yet to achieve sustained profitability or positive cash flow. Also, with the exception of our quarters ended November 30, 2002, August 31, 2005 and August 31, 2006, we have not achieved positive cash flow from operations since our formation in 1996. We expect to report an overall cash usage from operations for our 2007 fiscal year. We cannot predict whether or when we will be able to achieve sustained profitability or positive cash flow in the future.

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

Competition from other electronic delivery and licensing providers, and potential customer development of in-house electronic delivery and/or licensing systems, could limit our revenue growth and reduce our gross margins.

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

We currently have marketing relationships in place with Digital River, Inc., Hewlett Packard, Corp., On Demand Delivery, Inc. dba Nextra, and Zomax, Inc. We also have a reseller relationship with Akamai Technologies, Inc., under which we resell the Akamai service to our SubscribeNet customers. Of particular importance to us is our joint marketing relationship with Digital River. We believe this alliance agreement could help further expand our electronic delivery service into the consumer software market, where Digital River has a much larger presence than we do, while at the same time enabling us to offer e-commerce services to our existing installed base and to other prospective customers in the enterprise software market. We believe that gaining a greater presence in the consumer software market, and enhancing our offering to include e-commerce services, both can play an important role in our future growth. Our relationships with Zomax, On Demand Delivery, and Hewlett Packard have yet to produce significant revenue, however, and it is possible our more recent relationships with Digital River and Akamai Technologies will prove less beneficial than we currently expect, in which case our business could suffer.

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

We provide our service through computer hardware that is currently located in third-party Web hosting facilities in Santa Clara, California operated by SAVVIS Communications, and in Ireland operated by Data Electronics. We do not control the operation of these facilities, and they are subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. While physical security measures are in place, they are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at the facilities, the occurrence of a natural disaster, a decision to close a facility without adequate notice, or other unanticipated problems at a facility, could result in lengthy interruptions in our service. In addition, the failure by either facility to provide our required data communications capacity could result in interruptions in our service. We have an agreement with SBC E-Services, an affiliate of SBC Communications, Inc., to provide access to a geographically remote disaster recovery facility that would provide us access to hardware, software and Internet connectivity in the event the SAVVIS facility becomes unavailable. Even with this disaster recovery arrangement, however, our service would be interrupted during the transition. Any damage to, or failure of, our systems could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business will be harmed if our customers and potential customers believe our service is unreliable.

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

Further, some companies may be reluctant to use either our SubscribeNet or Digital Fastball hosted digital delivery services because they are concerned about the security capabilities of these services. If our development or marketing efforts prove unsuccessful with respect to Digital Fastball, we may not generate any profit or even recover our investments in the Digital Fastball service, in which case our business could suffer.

Our operating results could vary due to the methods, estimates and judgments we use in applying our accounting policies, particularly SFAS No. 123(R).

The methods, estimates and judgments we use in applying our accounting policies significantly impact our results of operations Those methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. In particular, the calculation of share- based compensation expense under SFAS No. 123(R)-which we adopted as of the fiscal quarter beginning March 1, 2006-requires that we use valuation methodologies and a number of assumptions, estimates and conclusions regarding matters such as expected terms, expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn of additional information that may affect our previous estimates, with the exception of changes in expected forfeitures of share-based awards. Over time, factors may arise that cause us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense. In addition, any future accounting pronouncements, taxation rules, and new interpretations of existing accounting pronouncements or taxation rules, could also have a significant effect on our reported results, including our reporting of transactions completed before the effective date of the change.

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

The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules and regulations of the SEC and the Nasdaq Stock Market impose new duties on us and our executives, directors, attorneys and independent registered public accounting firms. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we are evaluating our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting. We are performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, we are incurring additional expenses and diversion of management's time, and we may be required to hire additional personnel and engage additional outside legal, accounting and advisory services. Any of these developments could materially increase our operating expenses and accordingly reduce our net income or increase our net losses. While we anticipate being able to fully implement the requirements relating to internal control over financial reporting and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation actions or the impact of the same on our operations since there is little precedent available by which to measure compliance adequacy. If we are unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq Stock Market, and our reputation may be harmed. Any such action could adversely affect our financial results and the price of our common stock.

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

We could face claims in relation to our Employee Stock Purchase Plan ("ESPP").

We have maintained an ESPP program for the benefit of our employees since 1999. We recently determined that beginning in late 2001, we issued shares that were authorized under our ESPP plan but which exceeded the number of shares we had registered with the Securities and Exchange Commission ("SEC") on Form S-8. We currently are in the process of registering additional ESPP shares with the SEC, but it is possible we could face claims for rescission of past purchases or other damages by former employees who lost money selling their ESPP shares. It is difficult to predict the overall size of these potential claims because we do not have data showing the extent to which employees or former employees continue to hold their shares or have sold them, or data showing any resulting losses. While we believe the aggregate amount of potential claims is small, we cannot assure you of this. We also believe we have valid defenses against any such claims, including without limitation applicable statutes of limitation, but the cost of litigating these issues could be expensive and we cannot assure you we would prevail on all of our defenses or avoid rescinding certain purchases under the ESPP and/or paying damages.

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

Effective January 3, 2006, we terminated our Sales Alliances Agreement with Software Spectrum. We have signed a two-year SubscribeNet service agreement with FusionStorm to provide electronic software and license management services for their SunOne product sales, which we expect will partially offset the decline in our online services and technology revenues. We do not expect to offer sales and marketing services in the future to other customers as part of the SubscribeNet offering. We ceased recognize any alliance and reimbursement revenues after January 3, 2006.

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

In the event Crosslink does acquire more than fifteen percent of our outstanding common shares, one element of our Standstill and Stock Restriction Agreement ("Standstill Agreement") with Digital River, Inc. ("Digital River") will be affected. In particular, our Standstill Agreement with Digital River precludes Digital River from acquiring more than fifteen percent of our voting securities. However, the Standstill Agreement also provides that this restriction will be suspended so long as any other person or entity owns more than fifteen percent of our voting shares. Accordingly, if Crosslink acquires more than fifteen percent of our voting shares, our Standstill Agreement with Digital River will be suspended for as long as Crosslink's ownership remains above fifteen percent. Digital River will, however, remain subject to the provisions in the Rights Agreement, under which the Rights Plan will be triggered if Digital River acquires more than a fifteen percent ownership in the Company.

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

INTRAWARE, INC.

Date: October 13, 2006	By: /s/ WENDY A. NIETO Wendy A. Nieto Chief Financial Officer and Executive Vice President of Intraware, Inc.