Form 10-Q
period 2006-11-30
INTRAWARE INC
filed 2007-01-16
CIK 1025134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at December 31, 2006
Common Stock, $0.001 par value	6,131,598

Note: PDF provided as a courtesy

Intraware, Inc.

Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INTRAWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	November 30, 2006	February 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$12,337	$12,650
Accounts receivable, net	1,800	1,682
Costs of deferred revenue	502	393
Other current assets	353	329
Total current assets	14,992	15,054
Costs of deferred revenue, less current portion	469	244
Property and equipment, net	605	620
Other assets	202	146
Total assets	$16,268	$16,064

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$288	$372
Accounts payable	918	478
Accrued expenses	836	804
Deferred revenue	2,548	2,192
Total current liabilities	4,590	3,846
Deferred revenue, less current portion	755	136
Notes payable, less current portion	52	158
Total liabilities	5,397	4,140
Commitments and Contingencies (Note 4)
Redeemable convertible preferred stock; $0.0001 par value; 10,000 shares authorized:
Series A; 28 shares issued and outstanding at November 30, 2006 and
February 28, 2006, (aggregate liquidation preference of $500
at November 30, 2006 and February 28, 2006).	449	449
Series B; 1 shares issued and outstanding at November 30, 2006 and February 28, 2006,
(aggregate liquidation preference of $6,000 and $6,300 at
November 30, 2006 and February 28, 2006, respectively).	5,701	5,701
Total redeemable convertible preferred stock	6,150	6,150
Stockholders' equity:
Common stock; $0.0001 par value; 250,000 shares authorized; 6,132 and 6,113 shares
issued and outstanding at November 30, 2006 and February 28, 2006, respectively.	1	1
Additional paid-in-capital	164,735	163,756
Accumulated deficit	(160,015)	(157,983)
Total stockholders' equity	4,721	5,774
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$16,268	$16,064

See notes to unaudited interim consolidated financial statements.

INTRAWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the three months ended		For the nine months ended
	November 30, 2006	November 30, 2005	November 30, 2006	November 30, 2005

Revenues:
Online services and technology	$2,803	$2,320	$7,998	$7,128
Alliance and reimbursement	-	203	-	1,308
Total revenues	2,803	2,523	7,998	8,436
Cost of revenues:
Online services and technology	1,372	1,038	3,520	3,215
Alliance and reimbursement	-	259	-	1,077
Total cost of revenues	1,372	1,297	3,520	4,292
Gross profit	1,431	1,226	4,478	4,144
Operating expenses:
Sales and marketing	853	712	2,327	1,989
Product development	328	303	1,309	888
General and administrative	1,082	1,040	3,425	2,886
Restructuring	-	41	-	41
Total operating expenses	2,263	2,096	7,061	5,804
Loss from operations	(832)	(870)	(2,583)	(1,660)
Interest expense	(9)	(12)	(30)	(47)
Interest and other income and expenses, net	147	78	581	192
Net loss	$(694)	$(804)	$(2,032)	$(1,515)

Basic and diluted net loss per share	$(0.11)	$(0.13)	$(0.33)	$(0.25)
Weighted average shares - basic and diluted	6,131	6,076	6,130	6,062

See notes to unaudited interim consolidated financial statements.

INTRAWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the nine months ended
	November 30, 2006	November 30, 2005
Cash flows from operating activities:
Net loss	$(2,032)	$(1,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	321	455
Provision for (recovery of) doubtful accounts	(22)	4
Stock-based compensation	866	-
Amortization of discount on note payable	-	3
Changes in assets and liabilities:
Accounts receivable	(96)	350
Costs of deferred revenue	(280)	(17)
Other assets	(80)	(78)
Accounts payable	385	94
Accrued liabilities	31	53
Deferred revenue	976	(328)
Net cash provided by (used in) operating activities	69	(979)
Cash flows from investing activities:
Purchases of property and equipment	(252)	(323)
Net cash used in investing activities	(252)	(323)
Cash flows from financing activities:
Proceeds from notes payable	137	176
Principal payments on notes payable	(327)	(776)
Proceeds from issuance of common stock	60	5,865
Net cash provided by (used in) financing activities	(130)	5,265
Net decrease in cash and cash equivalents	(313)	3,963
Cash and cash equivalents at beginning of the period	12,650	9,463
Cash and cash equivalents at end of the period	$12,337	$13,426

Supplemental disclosure of cash flow information:
Cash paid for interest	$31	$50
Supplemental non-cash activity:
Purchases of property and equipment included in accounts payable	$79	$85

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

We have incurred losses and negative cash flow from operations during each fiscal year since inception. Net loss for the three months ended November 30, 2006 decreased from our prior year loss for the corresponding period. Net loss for the nine months ended November 30, 2006, increased from our prior year loss for the corresponding period. For the nine months ended November 30, 2006 we recorded cash provided from operating activities of $0.1 million, which was an increase from the corresponding period in the prior year. Our cash balances may decline further, although we believe that the effects of our capital financing, strategic actions implemented to improve revenue, and cost controls will be adequate to generate sufficient cash resources to fund our future operations.  If we fail to generate sufficient revenues or adequately control spending, we may be unable to achieve key business objectives.

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

We defer online services and technology revenues related to our SubscribeNet digital delivery service and generally recognize them ratably over the term of the service arrangement. The typical subscription term is one year, although some may be shorter or extend up to approximately 3 years. Our customer contracts are generally noncancelable, though customers usually have the right to terminate their contracts for cause if we materially fail to perform. A majority of our SubscribeNet service implementations for new customers involve customization essential to the functionality of the service. In these cases, we defer revenue recognition until the service go-live date is reached, and then recognize the SubscribeNet revenue on a ratable basis over the remaining contract term if the implementation is bundled. If the implementation fees are charged separately, then the associated revenue is recognized in accordance with our professional services revenue recognition policy, as stated below. The go-live date is the later of the date on which the essential functionality is delivered or the point at which no additional customization is required. Our SubscribeNet contracts with customers normally give the customer a period of time (generally five days) to evaluate a SubscribeNet implementation after we have completed it, and provide that the customer is deemed to have accepted the implementation if it has not affirmatively rejected it within that period. We typically rely on such non-rejections by customers to indicate their acceptance of implementations.

We also sell additional professional services related to SubscribeNet agreements. Generally, these services do not provide stand-alone value to a customer and, accordingly, we defer recognition of this revenue until the go-live date for the professional services, similar to the manner in which we treat SubscribeNet service revenues discussed above. Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the acceptance of the professional services. Estimated customer life requires that we periodically estimate the projected life of our existing customers based on historical information such as customer renewal rates. In some instances the implementation of the SubscribeNet service and professional services are bundled into the initial agreement without specifically stating the fees for each one. In these instances the professional services fees are recognized from acceptance to the end of the remaining contract term on a ratable basis with the SubscribeNet fee.

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

Deferred Costs

We capitalize direct costs of revenues related to significant SubscribeNet service implementations and established professional services contracts associated with our SubscribeNet services. Direct costs include compensation and payroll-related fringe benefits directly related to the time spent on significant implementation and professional services activities. These costs are recognized over the same period as the related revenue is recognized (see Revenue Recognition above). Costs associated with professional services involving significant new functionality for the SubscribeNet service that are partially or fully funded by customers, but which do not qualify as funded research and development activities, are expensed as cost of revenues as incurred until a working model is delivered to the customer. Once a working model has been delivered, all additional direct costs are capitalized in the same manner discussed above. Any change in our revenue recognition estimates could result in corresponding changes to our recognition of costs of deferred revenues. A 10% increase in our estimated customer life during the three and nine months ended November 30, 2006 would have caused a net increase in our net loss of approximately $6,000 and $18,000 respectively. At November 30, 2006, we had approximately $1.0 million in capitalized costs relating to deferred revenues. We expense customer acquisition costs, including sales commissions, as incurred. We also defer legal costs incurred in connection with patent applications. As of November 30, 2006 we had $0.2 million in deferred legal costs. Upon issuance of a patent, the deferred legal costs for that patent are expensed ratably over the patent's useful life.

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

Prior to March 1, 2006, Intraware accounted for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted by "Accounting for Stock-Based Compensation" ("SFAS 123"), and "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). Under the intrinsic value method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period on a straight-line method. For the three and nine months ended November 30, 2005, had we accounted for all employee stock-based compensation based on the estimated grant date fair values, as defined by SFAS 123, our net loss and net loss per share would have been adjusted to the following pro forma amounts (in thousands, except per share data):

	For the three months ended	For the nine months ended
	November 30, 2005	November 30, 2005
Net loss	$ (804)	$ (1,515)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(629)	(1,825)

Pro forma	$ (1,433)	$ (3,340)

Net loss per share -- basic and diluted
As reported	$ (0.13)	$ (0.25)

Pro forma	$ (0.24)	$ (0.55)

In the pro forma disclosures prior to the adoption of SFAS No. 123(R), we accounted for forfeitures upon occurrence whereas we now estimate a forfeiture rate for those awards not expected to vest, and adjust for the actual forfeitures as incurred.

Upon adoption of SFAS 123(R) in the first quarter of fiscal 2007, we began to recognize the compensation expense associated with awards granted on or after March 1, 2006, and the unvested portion of previously granted awards that remained outstanding as of March 1, 2006, in our unaudited consolidated statement of operations.

The effect of recording stock-based compensation for the three and nine months ended November 30, 2006 was as follows:

	Three Months	Nine Months
	Ended	Ended
	November 30, 2006	November 30, 2006
Stock-based compensation expense by type of award
Employee stock options	$283	$856
Employee stock purchase plan	10	10
Net effect on net loss	$293	$866

Effect on loss per share: - basic and diluted	$(0.05)	$(0.14)

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

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Three Months Ended		Nine Months Ended
	Nov 30		Nov 30
	2006	2005	2006	2005
Stock option plans:
Five Year Grants:
Dividend yield	N/A	N/A	0%	0%
Expected stock price volatility	N/A	N/A	73%	67%
Risk-free interest rate	N/A	N/A	4.84%	3.91%
Average expected life (in years)	N/A	N/A	3.52	3

Ten Year Grants:
Dividend yield	0%	0%	0%	0%
Expected stock price volatility	99%	74%	102%	85%
Risk-free interest rate	5.2%	4.17%	4.74%	3.91%
Average expected life (in years)	6.21	2.89	5.45	3.81

Stock purchase plans:
Dividend yield	0%	0%	0%	0%
Expected stock price volatility	62%	61%	62%	61%
Risk-free interest rate	4.98%	4.08%	4.98%	4.08%
Average expected life (in years)	1.25	0.5	1.25	0.5

The expected stock price volatility rates are based on historical volatilities of our common stock. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding, giving consideration to vesting schedules and our historical exercise patterns. For the quarter ended November 30, 2006, the average expected life was determined using the historical approach, and for option types where we have limited historical data we used the simplified method, described under SAB 107.

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

The following table sets forth the computation of basic and diluted net loss per share, as well as securities not included in the diluted net loss per share calculation because doing so would be antidilutive (in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	November 30, 2006	November 30, 2005	November 30, 2006	November 30, 2005

Numerator:
Net loss	$(694)	$(804)	$(2,032)	$(1,515)

Denominator:
Weighted average shares	6,131	6,076	6,130	6,062

Basic and diluted net loss per share	$(0.11)	$(0.13)	$(0.33)	$(0.25)

Antidilutive securities not included in
weighted average shares:
Redeemable convertible preferred stock	1,028	1,055	1,028	1,055
Warrants to purchase common stock	84	159	84	159
Employee stock options	1,374	1,200	1,374	1,200

	2,486	2,414	2,486	2,414

Web Site Development Costs

Intraware accounts for web site development costs in accordance with the provisions of "Accounting for Web Site Development Costs" Emerging Issues Task Force Issue No.00-2 or EITF 00-2, which requires that certain costs to develop web sites be capitalized or expensed, depending on the nature of the costs. We amortize web site development costs using the straight-line method over an estimated useful life of two years. The total capitalized web site development costs for the nine months ended November 30, 2006 was approximately $10,500.

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We do not expect the application of the guidance of SAB 108 in our fiscal year 2007 to have a material impact on our financial condition, results of operations or cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for Intraware in our first quarter of fiscal 2008. We are currently evaluating the impact of FIN 48 on our consolidated financial position, results of operations, and cash flows.

NOTE 3. CHANGES IN STOCKHOLDERS' EQUITY

During the nine months ended November 30, 2006 our stockholders' equity changed as follows (in thousands):

	Common stock		Additional paid-in	Accumulated	Stockholders'	Comprehensive
	Shares	Amount	capital	deficit	equity	loss

Balance at February 28, 2006	6,113	$1	$163,756	$(157,983)	$5,774
Exercise of stock options	8	-	19	-	19
Issuance of common stock for employee stock purchase program	11	-	41	-	41
Stock based compensation			919		919
Net loss	-	-	-	(2,032)	(2,032)	$(2,032)
Other comprehensive loss						-
Comprehensive loss						$(2,032)

Balance at November 30, 2006	6,132	$1	$164,735	$(160,015)	$4,721

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
  Indemnities to Private Investors. In our private placements of stock, we have made representations and warranties to the investors and placement agents, and have agreed to indemnify them for any damages and costs they incur as a result of our breach of those representations and warranties. We also have signed investor and/or registration rights agreements with private investors under which we indemnify them for damages they incur as a result of any material misstatements or omissions in our registration statements.
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

The settlement provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants. The amount our insurers would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs' recovery from the underwriter-defendants and from other non-settling parties. If the plaintiffs recover at least $1 billion from the underwriter-defendants, our insurers would have no liability for settlement payments under the terms of the settlement. If the plaintiffs recover less than $1 billion, we believe our insurance will likely cover our share of any payments towards satisfying plaintiffs' $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of November 30, 2006, we have not accrued a liability for this matter.

On August 31, 2005, the court granted preliminary approval of the settlement. A fairness hearing for the settlement took place in April 2006. After the hearing, the court took the matter under submission and has not yet issued a final ruling. In addition, on December 5, 2006, the Court of Appeals for the Second Circuit reversed the class certification order of the district court judge, and concluded that none of the six focus cases presented to the appellate court for consideration can be certified as a class action. It remains unclear as of this date whether this new ruling will be reconsidered or appealed, or whether it will impact the settlement currently under consideration by the district court.

NOTE 5.  NOTES PAYABLE

In August 2003, we issued a note payable to Silicon Valley Bank for proceeds of approximately $2.0 million. The note was payable in fixed monthly principal installments plus interest through September 2005. In connection with the note payable, we issued a warrant to purchase 4,173 shares of our common stock at an exercise price of $11.90 per share. The warrant was immediately exercisable and expires in August 2010. We estimated the allocated fair value of such warrant at approximately $46,000 using the Black-Scholes valuation model with the following assumptions: expected volatility of 136%, risk-free interest rate of 4.01%, expected life of seven years and no dividends. The value of the warrant was recorded as a debt discount and was amortized as interest expense using the effective interest method over the life of the note payable. The debt discount related to the warrant was fully amortized as of November 30, 2006. As of November 30, 2006, the warrant had not been exercised.

In September 2004, we entered into an equipment advance agreement with Silicon Valley Bank.  The equipment advance bears annual interest at the greater of 5.50% or 1.00% above the bank's prime rate.  This equipment advance allowed us to borrow up to $500,000 through August 1, 2005, solely to finance equipment purchases.  As of November 30, 2006, we had borrowed approximately $493,000 under this agreement, and the interest rate at that date was 9.25%.  Monthly payments of interest only were payable through August 2005, after which fixed monthly principal installments plus interest will be made through August 2007.

In November 2005, we entered into another equipment advance agreement with Silicon Valley Bank.  This new equipment advance bears annual interest at the greater of 7.0% or 1.00% above the bank's prime rate.  This equipment advance allows us to borrow up to $500,000 through November 30, 2006, solely to finance equipment purchases.  As of November 30, 2006, we had borrowed approximately $207,000 under this agreement, and the interest rate at that date was 9.25%.  Each advance is repayable over 24 monthly installments of principal plus interest, beginning the month after the advance is made.

All of this debt is collateralized by a senior security interest in substantially all of our assets.  We are also required to maintain compliance with certain financial covenants, all of which we were in compliance with at November 30, 2006.

Scheduled maturities of debt at November 30, 2006 are as follows (in thousands):

Years ending:
February 28, 2007	$87
February 29, 2008	227
February 29, 2009	26
$340

NOTE 6. RELATED PARTY TRANSACTIONS

During the three and nine months ended November 30, 2006, we provided e-commerce solutions to our customers by using managed e-commerce services that were provided by a wholly owned subsidiary of Digital River, Inc. ("Digital River"). As a result of these transactions we recognized approximately $174,000 and $347,000 of online services and technology revenue and $129,000 and $255,000 of related costs of revenue for the three and nine months ended November 30, 2006, respectively. Digital River owns approximately 14% of our outstanding capital stock (on an as-converted to common stock basis).

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

Stock Option Plans

2006 Equity Incentive Plan

General

On August 9, 2006, we adopted our 2006 Equity Incentive Plan (the "2006 Plan"), which was approved by our shareholders on October 10, 2006. The 2006 Plan replaces our 1996 stock option plan (1996 Plan), which expired in November 2006. The 2006 Plan will expire on August 9, 2016.

The 2006 Plan is an "omnibus" equity plan consisting of a variety of equity vehicles to provide flexibility in using equity awards, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and dividend equivalents. Stock options granted under the 2006 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (that is, options intended to qualify as incentive stock options under the Internal Revenue Code, or "ISOs") may be granted only to our employees (including directors who are also employees). Nonstatutory stock options (that is, options not intended to qualify as incentive stock options under the Internal Revenue Code, or "NSOs") may be granted to our employees and consultants. At February 28, 2006, we had reserved approximately 0.4 million shares of common stock for issuance under the 1996 Plan. The initial share reserve under the 2006 Plan equals 450,000 shares, plus any shares that were subject to stock options outstanding under the 1996 Plan as of the annual meeting date (October 10, 2006) that subsequently expire unexercised. If awards that were granted under the 1996 Plan expire, are cancelled or otherwise terminate without being exercised, the shares subject to those awards will become available for grant under the new 2006 Plan up to a cap of one million shares. In addition, to the extent (a) shares are surrendered in exercise of awards or payment of tax, or (b) awards are settled in cash, such shares will not be deemed issued under the 2006 Plan. The 2006 Plan does not include any provision that would increase the share reserves on an annual or other regular basis.

The 2006 Plan provides for earlier termination of an award due to the participant's cessation of service. Awards other than incentive stock options generally may be granted to employees (including officers), directors and consultants of the Company, or certain related entities or designated affiliates. An incentive stock option can be granted only to a person who, on the effective date of grant, is an employee of the Company, a parent corporation or a subsidiary corporation. No incentive stock options may be granted under the 2006 Plan to any person who, at the time of the grant, owns (or is deemed to own) stock possessing more than 10% of the total combined voting power of the Company, or any of its parent or subsidiary corporations, unless the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and the term of the option does not exceed five years from the date of grant. The aggregate fair market value of the shares of our common stock with respect to which incentive stock options granted under the 2006 Plan are exercisable for the first time by an optionee during any calendar year (under all such plans of the Company) may not exceed $100,000. For purposes of this limitation, fair market value is determined as of the time of grant.

Options and Stock Appreciation Rights

The maximum term of options and stock appreciation rights under the 2006 Plan is ten years, except that in certain cases described below, the maximum term is five years. The exercise price of incentive stock options under the 2006 Plan may not be less than the fair market value of the shares subject to the option on the date of the option grant, and in some cases (see "Eligibility" above), may not be less than 110% of such fair market value. The exercise price of nonstatutory stock options and stock appreciation rights may not be less than the fair market value of the stock subject to the award on the date of the option grant. The means of payment for shares issued upon exercise of an option is specified in each option agreement and generally may consist of (i) cash; (ii) check; (iii) promissory note; (iv) other shares of our common stock held by the participant (including by means of net exercise) having a fair market value not less than the exercise price; (v) any other form of legal consideration acceptable to the Board; or (vi) any combination of the above.

The 2006 Plan does not allow the Company to lower the exercise price of options or stock appreciation rights or to exchange options or stock appreciation rights for awards with a lower exercise price without further stockholder approval.

Options and stock appreciation rights granted under the 2006 Plan may vest and become exercisable in cumulative increments as determined by the Administrator provided that the participant's employment or service as a director or consultant to the Company or certain related entities or designated affiliates continues from the date of grant until the applicable vesting date. Shares covered by awards granted under the 2006 Plan may be subject to different vesting terms. The Administrator has the power to accelerate the time during which an award may be exercised. Upon exercise of a stock appreciation right, the holder of the stock appreciation right shall be entitled to receive payment in an amount equal to the product of (i) the difference between the fair market value of a share on the date of exercise and the exercise price and

(ii) the number of shares for which the stock appreciation right is exercised. Payment to the holder of a stock appreciation right will only be made in shares of our common stock. In order to permit awards to qualify as "performance based compensation" under Section 162(m) of the Code, no employee may be granted more than 250,000 shares in any fiscal year of the Company, except that up to 500,000 shares may be granted in the participant's first fiscal year of service.

Restricted Stock

Subject to the terms and conditions of the 2006 Plan, restricted stock may be granted to participants at any time, and from time to time, at the discretion of the Administrator. The Administrator shall have complete discretion to determine (i) the number of shares subject to a restricted stock award granted to any participant and (ii) the conditions for grant or for vesting that must be satisfied, which typically will be based principally or solely on continued provision of services but may include a performance-based component. However, no participant shall be granted a restricted stock award covering more than 250,000 shares in any of our fiscal years, except that up to 500,000 shares may be granted on the participant's first fiscal year of service. Until the shares are issued, no right to vote or receive dividends or any other rights as a stockholder shall exist with respect to the underlying shares.

Restricted Stock Units

Subject to the terms and conditions of the 2006 Plan, the Administrator may grant restricted stock units that represent a right to receive shares of our common stock at a future date determined in accordance with the participant's award agreement. No monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award, the consideration for which is furnished in the form of the participant's services to the Company. The Administrator may grant restricted stock unit awards subject to the attainment of one or more performance goals similar to those described below in connection with performance awards, or may make the awards subject to vesting conditions similar to those applicable to restricted stock awards. However, no participant shall be granted a restricted stock unit award covering more than 250,000 shares in any of our fiscal years, except that up to 500,000 shares may be granted in the participant's first fiscal year of service. Unless otherwise provided by the Administrator, a participant will forfeit any restricted stock units that have not vested prior to the participant's termination of service. Participants have no voting rights or rights to receive cash dividends with respect to restricted stock unit awards until shares of common stock are issued in settlement of such awards. However, the Administrator may grant restricted stock units that entitle their holders to receive dividend equivalents, which are rights to receive additional restricted stock units for a number of shares whose value is equal to any cash dividends we pay. Each restricted stock unit award shall be evidenced by an agreement that shall specify any other terms and conditions the Administrator determines.

Performance Shares

Subject to the terms and conditions of the 2006 Plan, performance shares may be granted to participants at any time, and from time to time, as determined at the discretion of the Administrator. The Administrator shall have complete discretion to determine (i) the number of shares of our common stock subject to a performance share award granted to any service provider and (ii) the conditions that must be satisfied for grant or for vesting, which typically will be based principally or solely on achievement of performance milestones but may include a service-based component. Each performance share grant shall be evidenced by an agreement that shall specify such other terms and conditions as the Administrator, in its sole discretion, shall determine. However, no participant shall be granted a performance share award covering more than 250,000 shares in any of our fiscal years, except that up to 500,000 shares may be granted in the participant's first fiscal year of service.

Performance Units

Performance units are similar to performance shares, except that they shall be settled in cash equivalent to the fair market value of the underlying shares of our common stock, determined as of the vesting date. The shares available for issuance under the 2006 Plan shall not be diminished as a result of the settlement of a performance unit. Each performance unit award shall be evidenced by an agreement that shall specify such terms and conditions as shall be determined at the discretion of the Administrator. However, no participant shall be granted a performance unit award covering more than $250,000 in any of our fiscal years, except that a newly hired participant may receive a performance unit award covering up to $500,000.

Dividend Equivalents

Dividend equivalents may be credited in respect of shares of common stock covered by an award granted under the 2006 Plan, as determined by the Administrator. At the sole discretion of the Administrator, such dividend equivalents may be converted into additional shares of common stock in such manner as determined by the Administrator. Any additional shares covered by an award credited by reason of such dividend equivalents will be subject to all the terms and conditions of the underlying award agreement to which they relate.

Effect of Certain Corporate Events

Adjustment Upon Changes in Capitalization. In the event our capital stock is changed by reason of any stock split, reverse stock split, stock dividend, combination or reclassification of our common stock or other increase or decrease in the number of issued shares of common stock effected without receipt of consideration by us, appropriate proportional adjustments shall be made in the number and class of shares of stock subject to the 2006 Plan, the individual fiscal year limits applicable to restricted stock, performance share awards, stock appreciation rights and options, the number and class of shares of stock subject to any award outstanding under the 2006 Plan, and the exercise price of any such outstanding option or stock appreciation right or other award. Any such adjustment shall be made by the Administrator, whose determination shall be conclusive.

Dissolution or Liquidation. In the event of the proposed dissolution or liquidation of the Company, the Administrator in its discretion may provide for a participant to have the right to exercise his or her option or stock appreciation right until ten (10) days prior to such transaction, including shares as to which the award would not otherwise be exercisable. In addition, the Administrator may provide that any Company repurchase option or forfeiture rights applicable to any award shall lapse in full, and that any award vesting shall accelerate in full, provided the proposed dissolution or liquidation takes place at the time and in the manner contemplated. To the extent it has not been previously exercised or vested, an award will terminate immediately prior to the consummation of such proposed action.

Merger or Asset Sale. In the event of a merger or asset sale of all or substantially all of our assets, the successor corporation (or its parent or subsidiary) will assume or substitute each outstanding award. If the successor corporation refuses to assume the awards or to substitute equivalent awards, such awards shall become 100% vested. In that event, the Administrator shall notify the participant that each award subject to exercise is fully exercisable for 30 days from the date of such notice, or such other longer period as is determined by the Administrator, and that the award terminates upon expiration of such period. With respect to options or stock appreciation rights granted to outside directors, each outstanding award held by such outside director shall become fully vested and exercisable in the event that the outside director is required to terminate his or her position at the request of the acquiring entity within 12 months following such merger or asset sale.

1998 Director Option Plan

In December 1998, we adopted the 1998 Director Option Plan (the "Director Plan"), which became effective in February 1999. The Director Plan provides for the granting of stock options to Board members who are not employees of Intraware. We have reserved approximately 17,000 shares of common stock for issuance under the Director Plan at February 28, 2006. The option grants under the Director Plan are automatic and nondiscretionary, and the exercise price of the options must be 100% of the fair market value of the common stock on the date immediately preceding the date of grant. We determine fair market value by the closing price of the common stock on Nasdaq on the date immediately preceding the grant date. Each eligible Board member is granted an option to purchase 1,500 shares ("First Option") on the date such person first becomes a director. Immediately following each annual meeting of stockholders, each eligible Board member is automatically granted an additional option to purchase 750 shares ("Subsequent Option") if such director has served continuously as a member of the Board for at least the preceding six months. The Director Plan provides that the options shall be exercisable over a period not to exceed ten years from the date of the grant; however, the options terminate 3 months following the date the director ceases to be a member of the Board (12 months if the director ceased to be a Board member because of death or disability). First Options vest as to 12.5% of the shares 6 months after the grant date and as to remaining shares in equal installments over the next 42 months provided the optionee continues as a member of the Board. Subsequent Options vest as to 25% of the shares 6 months after the grant date and as to the remaining shares in equal installments over the next 18 months.

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

The 1999 Plan expires in October 2009.

Employee Stock Purchase Plan

In December 1998, the Board adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan"), which became effective February 1999, and was amended on November 6, 2006. The Purchase Plan reserves 60,000 shares of common stock for issuance there under. On each March 1 beginning in 2000, the aggregate number of shares reserved for issuance under the Purchase Plan is increased automatically by the lesser of 40,000 shares, 1% of the outstanding shares on such date, or a lesser amount determined by the Board of Directors. Employees generally are eligible to participate in the Purchase Plan if they are customarily employed by us for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase Plan) 5% stockholders. Under the Purchase Plan, eligible employees select a rate of payroll deduction up to 15% of their W-2 cash compensation, subject to certain maximum purchase limitations. Each offering period has a maximum duration of two years and consists of four six-month purchase periods. Depending on the effective date, the first purchase period is approximately six months long. Offering Periods and purchase periods thereafter begin on the first trading day on or after May 1 and November 1. The price at which the common stock is purchased under the

Purchase Plan is 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the last day of that purchase period. If the market price of the stock at the end of any six month purchase period is lower than the price at the original grant date; then a new two year offering period is established using the then-current stock price. The Purchase Plan expires in 2008.

Stock Options

As of November 30, 2006, we had an aggregate of 0.5 million shares available for grant under our equity plans. The equity plans provide for the issuance of common shares pursuant to stock option exercises and other equity-based awards. Under the equity plans, stock options can be issued to employees and to non-employee directors. Stock options are generally granted under the equity plans with exercise prices equal to the fair market value of the common stock on the date of grant.

The following table presents a summary of Intraware's stock option activity for the nine months ended November 30, 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	($000's)
Outstanding at February 28, 2006	1,119,649	$16.36	6.57	$527
Granted	129,300	6.42
Exercised	(3,344)	3.34
Forfeited	(88,081)	31.08
Outstanding at May 31, 2006	1,157,524	14.16	6.73	509
Granted	242,800	3.74
Exercised	(3,250)	1.76
Forfeited	(31,314)	29.26
Outstanding at August 31, 2006	1,365,760	11.99	6.62	34
Granted	30,000	4.29
Exercised	(902)	3.30
Forfeited	(20,624)	17.93
Outstanding at November 30, 2006	1,374,234	$11.74	6.08	$287

Exercisable at November 30, 2006	767,240	$16.33	5.87	$55

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at November 30, 2006, for those options for which the quoted market price was in excess of the exercise price ("in-the- money options"). The aggregate intrinsic value of options exercised during the quarter ended November 30, 2006 was approximately $1,000. The total cash received from employees as a result of stock option exercises for the three and nine months ended November 30, 2006 was approximately $3,000 and $20,000, respectively. The Company did not realize any tax benefits in connection with these exercises due to the fact that a full valuation allowance relating to the deferred tax assets has been recorded.

The following table summarizes the information about all stock options outstanding and exercisable as of November 30, 2006 (in thousands, except per share amounts and years):

					Options Vested
					and Exercisable at
		Options Outstanding at November 30, 2006			November 30, 2006
			Weighted
			Average
			Remaining	Weighted		Weighted
		Number	Contractual	Average	Number	Average
Range of Exercise Prices		Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$1.25 -	3.20	5	6.81	$ 2.55	3	$ 2.29
3.30 -	3.30	142	3.66	3.30	50	3.30
3.50 -	3.60	7	9.2	3.56	1	3.55
3.67 -	3.67	231	4.69	3.67	-	-
3.70 -	6.35	211	8.04	5.62	79	5.55
6.47 -	7.70	162	6.33	7.26	127	7.43
7.85 -	10.00	146	5.91	8.98	134	9.03
10.80 -	13.49	123	6.76	11.62	99	11.61
14.10 -	14.10	156	7.68	14.10	89	14.10
15.00 -	662.50	191	5.5	39.16	185	39.77

		1,374	6.09	$ 11.74	767	$ 16.33

The total compensation cost related to unvested awards is $2.2 million and will be recognized over a weighted average period of 1.2 years.

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

During the nine months ended November 30, 2006 there was no activity in our redeemable convertible preferred stock.

NOTE 9. SUBSEQUENT EVENT

On December 13, 2006 we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation. We amended the total number of shares of all classes of stock that we have the authority to issue to 60 million, consisting of 50 million shares of common stock and 10 million shares of preferred stock. Prior to the amendment, we had the authority to issue 260 million shares, consisting of 250 million shares of common stock and 10 million shares of preferred stock. The amendment was approved by our stockholders.

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

We also face a number of other key risks that are described in more detail below in the section entitled "Risk Factors."

We earn revenues and generate cash principally through recurring service fees charged for our SubscribeNet service, and professional services fees charged for customization of our SubscribeNet service.

We have incurred losses and negative cash flow from operations during each fiscal year since inception. Net loss for the three months ended November 30, 2006 decreased from our prior year loss for the corresponding period. Net loss for the nine months ended November 30, 2006 increased from our prior year loss for the corresponding period. For the nine months ended November 30, 2006, we recorded cash provided from operating activities of $0.1 million, which was an increase from the corresponding period in the prior year.

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

We consider accounting policies related to revenue recognition, costs of deferred revenue, stock-based compensation, website development costs, allowance for doubtful accounts, and income taxes to be critical accounting policies due to the estimation process involved in each.

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

We defer online services and technology revenues related to our SubscribeNet digital delivery service and generally recognize them ratably over the term of the service arrangement. The typical subscription term is one year, although some may be shorter or extend up to approximately 3 years. Our customer contracts are generally noncancelable, though customers typically have the right to terminate their contracts for cause if we materially fail to perform. A majority of our SubscribeNet service implementations for new customers involve customization essential to the functionality of the service. In these cases, we defer revenue recognition until the service go-live date is reached, and then recognize the SubscribeNet revenue on a ratable basis over the remaining contract term if the implementation is bundled. If the implementation fees are charged separately, then the associated revenue is recognized in accordance with our professional services revenue recognition policy, as stated below. The go-live date is the later of the date on which the essential functionality is delivered or the point at which no additional customization is required. Our SubscribeNet contracts with customers typically give the customer a period of time (generally five days) to evaluate a SubscribeNet implementation after we have completed it, and provide that the customer is deemed to have accepted the implementation if it has not affirmatively rejected it within that period. We typically rely on such non-rejections by customers to indicate their acceptance of implementations. Any subsequent indications by our customers that their implementations have not been properly completed could have a material adverse impact on our financial condition or results of operations.

We also sell additional professional services related to SubscribeNet agreements. Generally, these services do not provide stand-alone value to a customer and, accordingly, we defer recognition of this revenue until the go-live date for the professional services, similar to the manner in which we treat SubscribeNet service revenues discussed above. Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the acceptance of the professional services. Estimated customer life requires that we periodically estimate the projected life of our existing customers based on historical information such as customer renewal rates. Our estimated customer life has increased over time due to relatively high customer retention rates. We expect the projected customer life to continue to increase as customers lengthen and renew their service agreements. A 10% increase in our estimated customer life during the three and nine months ended November 30, 2006, would have caused a net increase in our net loss of approximately $6,000 and $18,000 respectively. In some instances the implementation of the SubscribeNet service and professional services are bundled into the initial agreement without specifically stating the fees for each one. In these instances the professional services fees are recognized from acceptance to the end of the remaining contract term on a ratable basis with the SubscribeNet fee.

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

Deferred Costs

We capitalize direct costs of revenues related to significant SubscribeNet service implementations and established professional services contracts associated with our SubscribeNet services. Direct costs include compensation and payroll-related fringe benefits directly related to the time spent on significant implementation and professional services activities. These costs are recognized over the same period as the related revenue is recognized (see Revenue Recognition above). Costs associated with professional services involving significant new functionality for the SubscribeNet service that are partially or fully funded by customers but do not qualify as funded research and development activities are expensed as costs of revenues as incurred until a working model is delivered to the customer. Once a working model has been delivered, all additional direct costs are capitalized in the same manner discussed above. Any change in our revenue recognition estimates could result in corresponding changes to our recognition of costs of deferred revenues. A 10% increase in our estimated customer life during the three and nine months ended November 30, 2006, would have caused a net increase in our net loss of approximately $6,000 and $18,000, respectively. At November 30, 2006, we had approximately $1.0 million in capitalized costs relating to deferred revenues. We expense customer acquisition costs, including sales commissions, as incurred. We also defer legal costs incurred in connection with patent applications.

As of November 30, 2006 we had $0.2 million in deferred legal costs. Upon issuance of a patent, the deferred legal costs for that patent are expensed ratably over the patent's useful life.

Stock-based Compensation

On March 1, 2006, Intraware adopted SFAS 123(R), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Using the modified prospective method, we estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of "Share-Based Payment, an amendment of FASB Statements Nos.123 and 95" ("SFAS 123(R)"), Staff Accounting Bulletin No. 107 ("SAB 107"), and "Accounting for Stock-Based Compensation" ("SFAS 123") for our prior period pro forma disclosures of net earnings. Option-pricing models require the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our results of operations could be materially impacted. An increase in our stock volatility or a decrease in the average expected life of our outstanding options could lead to an increase in our stock based compensation expense recognized under SFAS 123(R). Furthermore, there are no means under applicable accounting principles to compare and adjust our expense if and when we learn of additional information that may affect our previous estimates, with the exception of changes in expected forfeitures of share-based awards. Over time, factors may arise that cause us to change our estimates and assumptions with respect to future share- based compensation arrangements, resulting in variability in our share-based compensation expense. In addition, any future accounting pronouncements, taxation rules, and new interpretations of existing accounting pronouncements or taxation rules, could have a significant effect on our reported results, including our reporting of transactions completed before the effective date of the change.

Web Site Development Costs

We account for Web site development costs in accordance with the provisions of EITF 00-2, which requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. We amortize web site development costs using the straight-line method over an estimated useful life of two years.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses from our inability to collect required payments from our customers. When evaluating the adequacy of this allowance, we analyze specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customers' payment history. We may need to record increases to our allowance balances in the future. At November 30, 2006, we had many accounts receivable balances. Any dispute, early contract termination or other collection issue related to these receivable balances could have a material adverse impact on our financial condition or result of operations.

Income Taxes

In conjunction with preparing our financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Given that we have incurred losses since inception and therefore have not been required to pay income taxes, we have fully reserved our deferred tax assets at November 30, 2006. In the event we are able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period in which they are realized.

Results of Operations

Total Revenue

The following table sets forth the revenue, changes in revenue and percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the three months ended					For the nine months ended
	November 30, 2006			November 30, 2005		November 30, 2006			November 30, 2005
	Total	Change	% of Revenue	Total	% of Revenue	Total	Change	% of Revenue	Total	% of Revenue
Revenues:
Online services and Technology	$2,803	$483	100%	$2,320	92%	$7,998	$870	100%	$7,128	84%
Alliance and Reimbursement	-	(203)	0%	203	8%	-	(1,308)	0%	1,308	16%
	$2,803	$280		$2,523		$7,998	$(438)		$8,436

Combined online services and technology revenue results primarily from sales of our SubscribeNet services.  The online services and technology revenue increase during the three months ended November 30, 2006, as compared to the three months ended November 30, 2005, is primarily due to three factors: first, approximately $0.6 million in revenue was recognized from both new SubscribeNet customers whose go-live date was achieved between December 1, 2005, and November 30, 2006, and existing customers who expanded their agreements; second, approximately $0.1 million in additional revenue was recognized as a result of additional professional services provided to existing SubscribeNet customers; and third, receipt of a one-time payment of approximately $0.1 million in relation to the termination of an e-commerce agreement with an existing SubscribeNet customer. These increases were partially offset by a $0.2 million decrease in relation to customers who terminated their contracts and a $0.1 million decrease in revenue related to the terminated Software Spectrum reseller agreement.

The online services and technology revenue increase during the nine months ended November 30, 2006, as compared to the nine months ended November 30, 2005, is primarily due to two factors: first, approximately $1.7 million in revenue was recognized from both new SubscribeNet customers whose go-live date was achieved between December 1, 2005, and November 30, 2006, and existing customers who expanded their agreements; and second, approximately $0.4 million in additional revenue was recognized as a result of professional services provided to existing SubscribeNet customers. These increases were partially offset by a $0.5 million decrease in revenue related to the terminated Software Spectrum reseller agreement and a decrease of $0.7 million in relation to customers who terminated their contracts. We expect our online services and technology revenue for our fourth quarter ending February 28, 2007, to decrease from our third quarter, which ended November 30, 2006 due to the one-time fee received during our third quarter from the termination of part of an e-commerce agreement with an existing SubscribeNet customer.

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

Costs and Expenses

The following table sets forth the costs and expenses, changes in costs and expenses and percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the three months ended					For the nine months ended
	November 30, 2006			November 30, 2005		November 30, 2006			November 30, 2005
	Total	Change	% of Revenue	Total	% of Revenue	Total	Change	% of Revenue	Total	% of Revenue

Total cost of revenues	$ 1,372	$ 75	49%	$ 1,297	51%	$ 3,520	$ (772)	44%	$ 4,292	51%
Gross margin	1,431	205	51%	1,226	49%	4,478	334	56%	4,144	49%
Operating expenses:
Sales and marketing	853	141	30%	712	28%	2,327	338	29%	1,989	24%
Product development	328	25	12%	303	12%	1,309	421	16%	888	11%
General and administrative	1,082	42	39%	1,040	41%	3,425	539	43%	2,886	34%
Restructuring	-	-	-	41	2%	-	-	-	41	1%
Total operating expenses	$ 2,263	$ 208	81%	$ 2,096	83%	$ 7,061	$ 1,298	88%	$ 5,804	69%

Cost of Revenues

The increase in cost of revenues for the three months ended November 30, 2006 is primarily due to three factors: first, approximately $0.1 million in additional expense related to increased time spent on cost of revenue activities by personnel; second, $0.1 million related to stock based compensation expense; and third, a one time payment of approximately $0.1 million in relation to the termination of an e-commerce agreement with an existing SubscribeNet customer. These increases were partially offset by a decrease of approximately $0.2 million attributed to the alliance and reimbursement cost of revenues. The increase in the margin percentage for the three months ended November 30, 2006 is primarily due to the termination of our agreement with Software Spectrum which historically resulted in transactions with lower margins. The decrease in cost of revenues and increase in margin percentage for the nine months ended November 30, 2006, is primarily due to a decrease of approximately $1.1 million that was attributed to the alliance and reimbursement cost of revenues. This decrease was slightly offset by $0.2 million in additional expense related to increased allocation of time spent on cost of revenue activities by personnel and their related stock based compensation expense, and an increase of $0.1 million related to variable support costs and incremental investments in our existing infrastructure related to cost of revenue activities.

Cost of revenues primarily consists of certain allocated costs related to our internet connectivity, assets supporting cost of revenues, and customer support, and in the prior year, the costs associated with maintaining our team dedicated to helping Software Spectrum sell Sun software. Cost of revenues also consists of professional services personnel costs and the cost of third-party products and services sold.  We expect total cost of revenues for the current fiscal year to be lower than fiscal 2006. This is primarily due to the termination of our agreement with Software Spectrum, whereby we are no longer recognizing any associated costs previously recorded as alliance and reimbursement cost of revenues. In addition, we expect our gross profit margin percentage to improve from third quarter fiscal 2007 levels. Our quarterly cost of revenues may fluctuate based on multiple variables, including without limitations, revenue mix fluctuations, levels of professional services activities, infrastructure costs, and variable external support utilization rates. We expect our margins to fluctuate accordingly.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, consulting, promotional materials, trade show expenses and certain allocated overhead costs.

The increase in sales and marketing expense for the three and nine months ended November 30, 2006, compared to the three and nine months ended November 30, 2005, is primarily due to our increased efforts in marketing and advertising. We plan to increase our overall sales and marketing expenses in the current fiscal year. There was also an increase of approximately $0.1 million and $0.2 million for the three and nine months ended November 30, 2006, respectively, related to stock-based compensation expense recognized in accordance with SFAS 123(R).

Product Development Expenses

Product development expenses consist primarily of employee salaries and benefits, consulting, software and related maintenance, equipment depreciation expense and allocated overhead costs. Costs related to research, design and development of products and services have been charged to product development expense as incurred.

The increase in our product development expenses for the three months ended November 30, 2006, compared to those for the three months ended November 30, 2005, is primarily due to increased personnel costs of approximately $0.2 million, including the newly adopted bonus plan and stock-based compensation expense recognized in accordance with SFAS 123(R) of approximately $0.05 million. These expenses were partially offset by decreases in expenses related to depreciation and maintenance totaling approximately $0.1 million.

The increase in our product development expenses for the nine months ended November 30, 2006, compared to those for the nine months ended November 30, 2005, is primarily due to increased personnel costs of approximately $0.4 million, including the newly adopted bonus plan and stock-based compensation expense recognized in accordance with SFAS 123(R) of approximately $0.1million. We also incurred increased expenditures that were a result of variable support costs and incremental investments in our infrastructure in relation to product development activities of approximately $0.2 million. These expenses were partially offset by decreases in expenses related to depreciation and maintenance totaling approximately $0.2 million.

We anticipate continued investment in additional functionality for our SubscribeNet service, the underlying proprietary software, and new services related to this software. However, we expect those investments to fluctuate over time, and expect our product development expenses to vary accordingly. We expect total product development expenditures to increase in our fiscal year ending February 28, 2007. We cannot guarantee that our product development efforts will result in new or improved products, features or functionality, or that the market will accept the improvements to existing or new products, features or functionality developed.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for administrative and executive personnel, fees for professional services and certain overhead costs.

The increase in our general and administrative expense for the three and nine months ended November 30, 2006, compared to the three and nine months ended November 30, 2005, is primarily due to approximately $0.2 million and $0.5 million, respectively, for stock-based compensation expense recognized in accordance with SFAS 123(R). We also had an increase in personnel expenses related to compensation and recruiting fees of approximately $0.1 million and $0.2 million, respectively. These increases were partially offset by a decrease in consulting, accounting and legal expenses of approximately $0.2 million for each of the three and nine month periods ending November 30, 2006.

We expect total general and administrative expenditures in fiscal year 2007 to increase from our fiscal year 2006 levels due primarily to increased personnel costs and external fees.

Interest Expense

For the three months ended November 30, 2006, interest expense was approximately $9,000, a decrease from $12,000 for the three months ended November 30, 2005.  For the nine months ended November 30, 2006, interest expense was approximately $30,000, a decrease from $47,000 for the nine months ended November 30, 2005.

Interest expense primarily relates to obligations under capital leases and notes payable.  The decrease in interest expense for the three and nine months ended November 30, 2006 is primarily due to the reduction of the principal balance on our notes payable, slightly offset by higher interest rates.

Interest and Other Income and Expenses, Net

For the three months ended November 30, 2006, interest and other income and expenses, net was approximately $147,000 of income, an increase from $78,000 of income for the three months ended November 30, 2005. For the nine months ended November 30, 2006, interest and other income and expenses, net was approximately $581,000 of income, an increase from $192,000 of income for the nine months ended November 30, 2005.

Interest and other income and expenses, net, primarily relates to interest earned on our investment balances.  The increase in interest and other income and expenses, net for the three months ended November 30, 2006 is primarily the result of: (1) increased investment balances, resulting from the $6 million investment in our Series B Convertible Preferred Stock by Digital River in November 2005; and (2) an increase in the interest rates in the investment account.

The increase in interest and other income and expenses, net for the nine months ended November 30, 2006 is also the result of the settlement of a litigation matter entitled Leon Segen v. ComVest Venture Partners, LP et al, from which we received $152,366. The complaint alleged that between August 2001 and January 2002 various ComVest Defendants owned more than 10% of our common stock, bought and sold our equity securities within a 6-month period, and failed to disgorge to us the profits allegedly realized in those trades, thereby violating Section 16(b) of the 1934 Act. Certain of the ComVest Defendants were members of our Board of Directors between April 2001 and May 2002. The complaint demanded repayment to Intraware of the profits allegedly realized and retained in violation of Section 16(b) of the 1934 Act, together with interest and legal costs. In April 2006, the parties entered into a settlement agreement under which the ComVest Defendants paid us approximately $152,366, net of estimated attorney fees and costs, in settlement of all claims.

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

Liquidity and Capital Resources

The following table presents our liquidity position at November 30, 2006 and 2005 (in thousands):

	For the nine months ended
	November 30, 2006	November 30, 2005

Cash and cash equivalents	$12,337	$13,426
Working capital	$10,402	$11,531
Net cash provided by (used in) operating activities	$69	$(979)
Net cash provided by (used in) financing activities	$(130)	$5,265
Net cash used in investing activities	$(252)	$(323)

At November 30, 2006 we had $12.3 million in cash and cash equivalents. At November 30, 2006 our working capital was $10.4 million.

Our net cash provided by operations was $0.1 million for the nine months ended November 30, 2006, which was an increase from the cash used in operations for the nine months ended November 30, 2005. In the first nine months of fiscal 2007 our positive operating cash flow was primarily due to increased collection efforts that were the result of increased billings from items for which a portion of revenue was deferred, and due to our receipt of $152,366 from our ComVest Venture Partners legal settlement in the first quarter of fiscal 2007. Our ability to improve our uses of cash and generate continued positive cash flows in future periods will largely depend on our ability to increase the number of customers of our SubscribeNet service while increasing existing subscriptions through strong contract renewals. We expect our cash balances to fluctuate from time to time due to the timing of customer collections and vendor payments in the ordinary course of business.

Our net cash used in financing activities was approximately $130,000 for the nine months ended November 30, 2006.  This primarily resulted from principal payments of approximately $327,000 on notes payable offset by additional borrowings under our equipment advance agreement (see below) of approximately $137,000, and by our issuance of approximately 19,000 shares of common stock in connection with our stock option and employee stock purchase plans for proceeds of approximately $60,000.

As of November 30, 2006, we have two equipment advance agreements with Silicon Valley Bank, under which we have four equipment advances outstanding.  The equipment advances bear annual interest rates of the greater of 1% in excess of the bank's prime rate (8.25% at November 30, 2006) or rates of 5.50% for the first agreement and 7% for the three advances outstanding under the second agreement. The first agreement is payable in fixed monthly installments through September 2007. The advances under the second agreement are payable in fixed monthly installments through March 2008, June 2008 and September 2008.   At November 30, 2006, the interest rate for each of the equipment advances was 9.25%.

Under the agreements, all borrowings are collateralized by a senior security interest in substantially all of our assets. The agreements also require us to comply with financial covenants, with which we were in compliance as of November 30, 2006. The agreements further restrict us from incurring or assuming additional indebtedness outside of the note payable and equipment advances, excluding trade payables and certain other liabilities incurred in the ordinary course of business.

Our net cash used in investing activities during the nine months ended November 30, 2006 was approximately $0.3 million. This amount was comprised of our purchases of fixed assets. We paid for these equipment purchases from our cash and cash equivalents, but later drew down approximately $0.1 million under the above-mentioned equipment advance agreement to finance these purchases. We used these fixed asset purchases primarily to upgrade and expand our SubscribeNet infrastructure and corporate information systems.

We believe our existing cash and cash equivalents, together with any cash generated from future operations, will be sufficient to fund our operating activities, capital expenditures and financing arrangements for the foreseeable future. However, if our SubscribeNet business fails to grow significantly or declines from its current level, we could be forced to seek additional capital.

At November 30, 2006, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off- balance sheet arrangements or other contractually narrow or limited purposes.

The following table summarizes our debt and lease obligations at November 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). This table provides information through our year ending February 28, 2010, as we do not have any debt or lease obligations beyond that point.

	Payments due by period
	Total		Less than 1 Year(a)	1-3 years (b)
Long-term debt	$359	(c)	$306	$53
Operating leases	1,453		527	926
	$1,812		$833	$979

(a)   Includes payments from December 1, 2006 through November 30, 2007.

(b)   Includes payments from December 1, 2007 through February 28, 2010.

(c)   This amount includes approximately $19,000 in interest.

As of November 30, 2006, our Series A and Series B redeemable convertible preferred stock entitled holders to liquidation preferences of $0.5 million and $6.0 million, respectively, in the event of certain liquidation events with respect to Intraware.

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We do not expect the application of the guidance of SAB 108 in our fiscal year 2007 to have a material impact on our financial condition, results of operations or cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for Intraware in our first quarter of fiscal 2008. We are currently evaluating the impact of FIN 48 on our consolidated financial position, results of operations, and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At November 30, 2006, we had cash and cash equivalents of $12.3 million. We place our investments with high quality issuers, by policy, in an effort to limit the amount of credit exposure to any one issue or issuer.

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents portfolio, note payable and lines of credit. We have not used derivative financial instruments during fiscal 2006 or the nine months ended November 30, 2006. The effect of changes in interest rates of +/-10% over a six-month horizon would not materially affect the fair value of the portfolio or our debt. Declines in interest rates will, over time, decrease the interest income from our portfolio.  Increases in interest rates will increase the interest we pay on our credit facilities.

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

The settlement provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants. The amount our insurers would be required to pay to the plaintiffs could range from zero to approximately $3.5 million, depending on plaintiffs' recovery from the underwriter-defendants and from other non-settling parties. If the plaintiffs recover at least $1 billion from the underwriter-defendants, our insurers would have no liability for settlement payments under the terms of the settlement. If the plaintiffs recover less than $1 billion, we believe our insurance will likely cover our share of any payments towards satisfying plaintiffs' $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of November 30, 2006, we have not accrued a liability for this matter.

On August 31, 2005, the court granted preliminary approval of the settlement. A fairness hearing for the settlement took place in April 2006. After the hearing, the court took the matter under submission and has not yet issued a final ruling. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the class certification order of the district court judge, and concluded that none of the six focus cases presented to the appellate court for consideration can be certified as a class action. It remains unclear as of this date whether this new ruling will be reconsidered or appealed, or whether it will impact the settlement currently under consideration by the district court.

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

We have incurred significant losses since we were formed in 1996, totaling approximately $160 million, and have yet to achieve sustained profitability or positive cash flow. Also, with the exception of our quarters ended November 30, 2002, August 31, 2005, August 31, 2006 and November 30, 2006, we have not achieved positive cash flow from operations since our formation in 1996. We may not have positive cash flows from operations for our 2007 fiscal year. We cannot predict whether or when we will be able to achieve sustained profitability or positive cash flow in the future.

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

Further, some companies may be reluctant to use our SubscribeNet delivery services because they are concerned about the security capabilities of these services.

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

We currently have marketing relationships in place with Digital River, Inc., Hewlett Packard, Corp., On Demand Delivery, Inc. dba Nextra, and Zomax, Inc. We also have a reseller relationship with Akamai Technologies, Inc., under which we resell the Akamai service to our SubscribeNet customers. Of particular importance to us is our joint marketing relationship with Digital River. We believe this relationship could help further expand our electronic delivery service into the consumer software market, where Digital River has a much larger presence than we do, while at the same time enabling us to offer e-commerce services to our existing installed base and to other prospective customers in the enterprise software market. We believe that gaining a greater presence in the consumer software market, and enhancing our offering to include e-commerce services can play an important role in our future growth. Our relationships with Zomax, On Demand Delivery, and Hewlett Packard have yet to produce significant revenue, however, and it is possible our more recent relationships with Digital River and Akamai Technologies will prove less beneficial than we currently expect, in which case our business could suffer.

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

The market for our Digital Fastball service is unproven.

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

We may raise additional capital in the future through private or public offerings of stock, or through other means. The purposes of any such financing would be to increase our cash reserves for potential use in acquiring other businesses, product development activities, funding our operations and generally strengthening our balance sheet. Any such additional financing would likely dilute the investments of our current shareholders and may not be available on favorable terms, if at all.

Our operating results could vary due to the methods, estimates and judgments we use in applying our accounting policies, particularly SFAS No. 123(R).

The methods, estimates and judgments we use in applying our accounting policies significantly impact our results of operations. Those methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. In particular, the calculation of share-based compensation expense under SFAS No. 123(R)-which we adopted as of the fiscal quarter beginning March 1, 2006-requires that we use valuation methodologies and a number of assumptions, estimates and conclusions regarding matters such as expected terms, expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn of additional information that may affect our previous estimates, with the exception of changes in expected forfeitures of share-based awards. Over time, factors may arise that cause us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense. In addition, any future accounting pronouncements, taxation rules, and new interpretations of existing accounting pronouncements or taxation rules, could also have a significant effect on our reported results, including our reporting of transactions completed before the effective date of the change.

Our new independent auditing firm may interpret accounting rules differently than our old independent auditing firm, which could require changes in the presentation of our financial data and/or cause us to restate prior financial reports.

In September of 2006, we dismissed our prior independent accounting firm and engaged a new one to serve in that role. Consequently, our new independent auditor will be reviewing our financial reporting in the future, and also will be reviewing our financial reports from earlier periods that previously were reviewed by our old auditing firm. Given the complexities of public-company accounting rules and the differences in how those rules are interpreted by various accounting firms, it is possible that our new independent auditor will require us to characterize certain transactions and/or present financial data differently than was approved by our former auditor. Similarly, it is possible that our new auditor will disagree with the way we have presented financial results in prior periods, in which case we may be required to restate those financial results. In either case, these changes could negatively impact our future financial results and/or previously reported financial results, could subject us to the expense and other consequences of restating our prior financial statements, and could lead to government investigation and/or shareholder litigation.

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

The proliferation of software viruses is a key risk that could inhibit acceptance by information technology professionals of Web- based delivery of digital goods. Any well-publicized transmission of a computer virus by us or another company using digital delivery could deter information technology professionals from using, and deter software providers from outsourcing, digital delivery, thereby adversely affecting our business. Our SubscribeNet service enables our customers to upload their software products directly onto our systems for downloading by their end-users. Our systems automatically scan our customers' software products for known computer viruses on an ongoing basis while they are on our systems. However, it is possible that in spite of these periodic virus scans, our system could transmit the virus to one or more end-users. Any such virus transmission could result in disputes, litigation and negative publicity that could adversely affect our business and our stock price.

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

Our future success depends upon the continued service of our executive officers and other key technology, sales, marketing and support personnel. None of our officers or key employees is bound by an employment agreement for any specific term. We do not maintain life insurance on any of our officers or key employees. If we lost the services of one or more of our key employees, or if one or more of our executive officers or key employees decided to join a competitor or otherwise compete directly or indirectly with us, this could significantly harm our business.

Financial and securities laws, especially the Sarbanes-Oxley Act of 2002, require that we evaluate our internal control structure. While we believe we currently have adequate internal controls in place, this exercise has no precedent available by which to measure the adequacy of our compliance, and in addition it may cause our operating expenses to increase.

The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules and regulations of the SEC and the Nasdaq Stock Market impose new duties on us and our executives, directors, attorneys and independent registered public accounting firms. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we are evaluating our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting. We are performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, we are incurring additional expenses and diversion of management's time, and we may be required to hire additional personnel and engage additional outside legal, accounting and advisory services. Any of these developments could materially increase our operating expenses and accordingly reduce our net income or increase our net loss. While we anticipate being able to fully implement the requirements relating to internal control over financial reporting and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation actions or the impact of the same on our operations since there is little precedent available by which to measure compliance adequacy. If we are unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq Stock Market, and our reputation may be harmed. Any such action could adversely affect our financial results and the price of our common stock.

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

Effective January 3, 2006, we terminated our Sales Alliances Agreement with Software Spectrum. We have signed a two-year SubscribeNet service agreement with FusionStorm to provide electronic software and license management services for their SunOne product sales, which we expect will partially offset the decline in our online services and technology revenues. We do not expect to offer sales and marketing services in the future to other customers as part of the SubscribeNet offering. We ceased recognizing any alliance and reimbursement revenues after January 3, 2006.

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

We have maintained an ESPP program for the benefit of our employees since 1999. We recently determined that beginning in late 2001, we issued shares that were authorized under our ESPP plan but which exceeded the number of shares we had registered with the SEC on Form S-8. In October 2006, we registered additional ESPP shares with the SEC, but it is possible we could face claims for rescission of past purchases or other damages by former employees who lost money selling their ESPP shares. It is difficult to predict the overall size of these potential claims because we do not have data showing the extent to which employees or former employees continue to hold their shares or have sold them, or data showing any resulting losses. While we believe the aggregate amount of potential claims is small, we cannot assure you of this. We also believe we have valid defenses against any such claims, including without limitation applicable statutes of limitation, but the cost of litigating these issues could be expensive and we cannot assure you we would prevail on all of our defenses or avoid rescinding certain purchases under the ESPP and/or paying damages.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On October 10, 2006, we held our Annual Meeting of Stockholders. Below are the results of matters submitted to a vote at that meeting.

Proposal No. 1:     The stockholders elected the following persons as Class II Directors to hold office until the 2009 Annual Meeting of Stockholders, or until earlier resignation or removal.

Director's Name	Votes For	Votes Withheld

Brendan A. McLoughlin	6,647,231	194,857

Raymond L. Ocampo, Jr.	6,647,331	194,757

The following directors were not subject to re-election at the Annual Meeting, and each such director's term continued after the Annual Meeting:  Peter H. Jackson, Peter F. Pervere, Bradley M. Shuster. In addition, as previously reported on our Form 8-K dated September 12, 2006, our Board of Directors appointed Robert F. Kleiber to serve as a Class III Director, effective September 11, 2006. The Board appointed Mr. Kleiber in accordance with our November 9, 2005 Series B Preferred Stock Purchase Agreement with Digital River. Under that agreement, and upon our entering into a strategic alliance agreement with Digital River on June 22, 2006, Digital River became entitled to have our Board of Directors appoint or nominate, as applicable, a representative to a seat on our Board. Digital River will continue to have these rights so long as it owns ten percent or more of our outstanding common stock (on an as-converted to common stock basis).

Proposal No. 2:  The stockholders voted to approve a new 2006 Equity Incentive Plan to replace our 1996 Equity Incentive Plan that expired in November of this year. There were 3,748,997 votes for the proposal, 185,132 votes against the proposal, 8,061 votes abstaining, and 2,899,898 broker non-votes.

Proposal No. 3:  The stockholders approved the amendment of our Certificate of Incorporation to decrease the number of shares of capital stock we have authorized to issue from 260,000,000 (250,000,000 shares of common stock and 10,000,000 shares of preferred stock), par value $0.0001, to 60,000,000 (50,000,000 shares of common stock and 10,000,000 shares of preferred stock), par value $0.001. There were 6,729,661 votes for the proposal, 108,994 votes against the proposal, 3,433 votes abstaining, and no broker non-votes.

ITEM 5. OTHER INFORMATION

[None.]

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Intraware, Inc.
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intraware, Inc. PDF provided as a courtesy
3.3(2)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
3.4(3)	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock
3.5(1)	Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock
3.6(4)	Amended and Restated Bylaws of Intraware, Inc.
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

INTRAWARE, INC.

Date: January 16, 2007	By: /s/ WENDY A. NIETO Wendy A. Nieto Chief Financial Officer and Executive Vice President of Intraware, Inc.