Form 10-K
period 2007-02-28
INTRAWARE INC
filed 2007-04-26
CIK 1025134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

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

(925) 253-4500
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share, and associated preferred stock purchase rights.	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer    ☐          Accelerated filer    ☐          Non-accelerated filer    ☒

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒

      The aggregate market value of the registrant's common stock, $0.0001 par value per share, held by non-affiliates of the registrant on August 31, 2006, the last business day of the registrant's most recently completed second fiscal quarter, was $17.9 million (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of April 18, 2007, 6,138,187 shares of the registrant's common stock, $0.0001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended February 28, 2007, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

     PDF provided as courtesy

EXPLANATORY NOTE

This annual report on Form 10-K contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. These forward-looking statements include, without limitation, forward-looking statements regarding our expected future financial condition, forecasts regarding our future net losses, spending patterns and expenses, development and marketing efforts to reach new markets, product development plans and anticipated development investments, actual and potential demand for our services both within and outside of the software industry, market trends, trends regarding profit margins and fluctuations in the composition of our revenues, and other statements regarding future plans, conditions, or events as they relate to our business. We also use words such as "anticipate," "believe," "think," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements. Actual results and the timing of events could differ materially from those projected in the forward-looking statements as a result of known and unknown factors, including the risk factors in item 1A below and other factors discussed elsewhere in this annual report. We have identified many of these forward-looking statements for your convenient reference, although we do not claim to have identified all of them.

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

PART I

ITEM 1.           BUSINESS.

Overview

We launched our first outsourced web-based electronic software delivery and management solution in 1996. Today, we are a leading provider of on-demand solutions for digital asset delivery and management, primarily for enterprise technology companies. Our services help customers streamline manufacturing, distribution and support costs; develop business intelligence about their customers; strengthen customer retention and maintenance renewals; accelerate and document software and license key delivery for revenue recognition purposes; and comply with U.S. export controls. Over 90% of Fortune 500 companies have received access to enterprise software or licenses through our SubscribeNet service.

We also offer complementary services, including license management, e-commerce, optimized file delivery, and on-demand physical fulfillment through our alliances with companies including Digital River, Inc. (Digital River), Akamai, Inc. (Akamai), Aspera, Inc. (Aspera), and Nexstra.

Our Services.

SubscribeNet Service

Our central offering is the SubscribeNet service. SubscribeNet is a hosted web-based service that enables technology companies to deliver digital files and interact with customers in an efficient and controlled manner. Our traditional market for the SubscribeNet service has been enterprise technology companies. SubscribeNet allows software providers and their channel partners to distribute software online, manage licensing and entitlement across their global customer bases, track and report deliveries and download activity, and manage export compliance. By using the SubscribeNet service, customers can reduce their costs associated with manufacturing, packaging and distributing physical CDs, and automate and simplify their software licensing processes. SubscibeNet also enhances export and revenue recognition compliance.

Revenues associated with our SubscribeNet service comprised approximately 100%, 87%, and 77% of our revenues in our 2007, 2006 and 2005 fiscal years, respectively. Our fiscal year ends on the last day of February.

As discussed in more detail below in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operation), the SubscribeNet service also has broad application beyond the software industry, including the delivery and entitlement management of digital goods such as video, music, and content. Accordingly, we are expanding our efforts to reach these new markets.

The primary features of the SubscribeNet service are:

* Software Manager
* License Manager
* Channel Manager
* Evaluation Manager
* Commerce Manager

Each of these features is described briefly below.

Software Manager

SubscribeNet Software Manager is the service through which software companies can deliver software files in digital form, instead of manufacturing and shipping CDs. The Software Manager service enables software companies to easily deliver, track and manage the software they distribute to global customers, helps them manage complex entitlements, and strengthens their compliance controls. For example, Software Manager allows software companies to ensure that software updates and upgrades are distributed only to end users who are entitled to receive them. In addition, Software Manager automatically screens digital software deliveries for export compliance and provides independent third-party evidence that software has been delivered for purposes of revenue recognition.

License Manager

The SubscribeNet License Manager service allows customers to automatically generate and manage license keys for their products, which eliminates the need for manual license key generation. Because license keys are generated and tracked automatically, new purchasers of digital goods-such as software applications-can immediately obtain license keys for those products and begin using them without manual intervention by customer support operations. Similarly, existing customers can have continuous access to the digital goods they have purchased through a secure online platform. License Manager also enables customers to establish automatic expiration dates for license keys and ensures that license entitlements do not extend beyond those dates, again without the need for manual intervention. Additionally, the License Manager feature allows customers to capture usage data to help them determine which products, platforms, and languages need future upgrades.

Channel Manager

The Channel Manager feature of SubscribeNet helps customers manage delivery and licensing strategies for their sales channels, and helps reduce the cost of delivering software and licenses through channel sales. Using Channel Manager, our customers can specify product availability, and can set rules for order management, branding, and degree of end-user activity visibility, for sales channels. Channel partners, in turn, are provided immediate access to products, licenses, and other self-management tools that let them manage licensing, order processing, and delivery as appropriate. The Channel Manager service also gives channel partners greater insight into end-user activities, preferences, and renewal schedules.

Evaluation Manager

SubscribeNet Evaluation Manager allows our customers to give their sales prospects immediate online access to trial versions of their software applications. It also helps customers capture important information about their sales prospects and integrates that data into their customer relationship management (CRM) software, such as Salesforce.com and Oracle. Among its other features, the Evaluation Manager service can track and report all registrations and downloads during marketing campaigns and establish pre-qualification rules to determine when downloads of trial software should be permitted.

Commerce Manager

We have entered into a strategic relationship with Digital River to deliver an integrated solution for managing the online sale, distribution, licensing, and renewal of software products and licenses. Digital River builds and manages online commerce systems for software publishers, manufacturers, distributors and online retailers. Our strategic relationship with Digital River is intended to provide our customers a comprehensive method of selling, distributing and managing their digital content online, whether they are selling software applications or other digital files, such as video files.

Demand for Our Service

We believe demand for our services is driven by a number of factors, including:

  Cost Savings through Digital Delivery. Through electronic delivery, distributors of digital content can significantly reduce manufacturing and distribution costs associated with creating, packaging, duplicating and shipping CDs, DVD's, and diskettes.
  Entitlement Management. Using our SubscribeNet technology, owners of digital content can set and manage the entitlements of those to whom they download files or content, thereby protecting their valuable digital assets.
  Entitlement Controls and Licensing for Software Providers.   Our service enables software providers and end-users to manage software entitlements and electronically generate and deliver licenses, helping software providers maximize revenues and helping customers quickly and easily ensure license compliance in dynamic environments.
  Customer Satisfaction. Our service enables end-users to receive software and licenses within minutes after purchase or release. We also provide an online library of an end-user's software entitlements, as well as tools for IT departments to monitor and control licensing and downloads of that software throughout their organizations.
  Business Intelligence. Our solution can generate reports to help software providers understand end-users' use of and experience with the software providers' products, including reports that help identify key individual end-users, track the download frequency of different releases, and track the speed and quality of downloads.
  Accelerated Delivery. Accelerated delivery of bug-fixes and patches can shorten resolution times for software errors, viruses and security flaws affecting end-users. Real-time online fulfillment of software sales may also accelerate revenue recognition for software providers.
  Regulatory Compliance. By automatically providing third-party confirmation of software availability, our service can help software finance departments document compliance with delivery requirements under software revenue recognition rules. We also screen software downloads for compliance with U.S. export controls.
  Tax Savings by End-Users. A number of states exempt software license purchases from sales tax if the software is delivered electronically, providing a competitive advantage to software providers that are able to effect such delivery.

Strategic Advantages

Among competitive offerings, or compared to solutions developed in-house by software providers, the SubscribeNet service offers strategic advantages, including:

  Integrated Software and License Delivery and Management.  The SubscribeNet service offers a single integrated solution for delivery and management of full catalogs of enterprise software and electronic licenses.  Software providers can electronically fulfill orders, manage update processes, and generate, assign and deliver licenses through a single Web interface.
  Entitlement Management. Technology companies and other distributors of digital content can manage relationships among the products in their catalogs, the various releases of those products, and the files that comprise each such release. They also can assign entitlements for any combination of those items to their customers and individual end-users. Entitlements can be assigned in the SubscribeNet service through our extended license generation solution, or directly from the customer's order processing, CRM, e-commerce or licensing system, and can be time-limited to match the duration of customer maintenance contracts.
  Technology Infrastructure. The technology infrastructure underlying the SubscribeNet service is engineered to provide scalability, redundancy, platform independence and 24x7 service.
  Integration with Back-office Systems. The SubscribeNet service integrates with major enterprise resource planning (ERP), processing, and CRM systems used by customers.
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
  Rapid Implementation. Once a customer's particular requirements are defined and its resources are allocated, our implementation methodology enables standard SubscribeNet implementations to be completed quickly.
  Channel Management.  Our Channel Manager module enables technology companies to extend some or all of the benefits of the SubscribeNet service to their resellers and their resellers' end-users, while keeping confidential data segregated among the software provider and its various resellers.
  Focus and Expertise. For the past 11 years, Intraware has focused on creating solutions for the enterprise software marketplace. This focus has enabled us to develop domain expertise and technology for electronic delivery and management of digital goods and license keys, which we believe differentiates us from our competitors.

Customers

As of April 18, 2007, various software providers subscribed to the SubscribeNet service. These include companies whose main business is providing software, companies that distribute software as a secondary business, and companies that resell software. Eight of those customers each accounted for 5% or more of our online services and technology revenue during our 2007 fiscal year. None of our customers accounted for more than 10% of our total revenue during our 2007 fiscal year (see "Risk Factors" in Item 1A, and Note 2 of our "Notes to Consolidated Financial Statements" in Item 8 below).

Digital Fastball Service

Our Digital Fastball service is an electronic content delivery and management service designed for small and medium-sized business professionals including:

* Creative professionals, such as artists, photographers, musicians, video producers, and publishers

* Services firms, such as consultants, architects, engineers, attorneys, and graphics designers

Digital Fastball uses our network to provide users a fast and secure means of controlling ongoing access of their valuable digital content to a specified list of recipients across the globe. The underlying technology and infrastructure is based upon our SubscribeNet technology, which our customers use for electronic software delivery and management. Digital Fastball was launched in our fiscal year ended February 28, 2006. We currently are offering Digital Fastball as a free service to establish a user community and generate word-of-mouth marketing. Our longer-term plans for Digital Fastball are addressed in more detail in Item 7 below ("Management's Discussion and Analysis of Financial Condition and Results of Operation").

Sales

Direct Sales of SubscribeNet

We typically sell the SubscribeNet service on a subscription basis, charging a service fee for a fixed period of time. The service fee may be fixed up to a specified usage level, variable based, or a combination of both. We also sell professional services for our customization or implementation of the SubscribeNet service.

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

Sales through Strategic Alliances

We maintain a number of strategic alliances intended to complement our direct sales efforts and broaden sales of our SubscribeNet service.

•       Agreement with Digital River.   On June 21, 2006, we entered into a strategic marketing agreement with Digital River. Under the terms of the agreement, we are able to work collaboratively with Digital River in jointly developing and marketing an integrated service offering that integrates Digital River's eCommerce solution with our SubscribeNet service. The agreement also allocates revenue between the two companies where our respective services are sold as part of an integrated offering. In addition, the strategic marketing agreement appoints us as a reseller of various Digital River offerings. The agreement expires on December 31, 2007 unless extended by the parties.

•       Agreement with Akamai.   On June 30, 2006, we entered into a reseller agreement with Akamai to become a reseller of Akamai services in North America. We also may resell the Akamai services outside North America by mutual agreement with Akamai. As part of the agreement, Intraware was able to integrate with Akamai's global EdgePlatform, thereby enabling customers to achieve better cost savings, increased scalability, and performance improvements via higher software download completion rates. The agreement provides for certain discounts and payments where we act as a reseller of Akamai services. We also receive referral fees from Akamai on occasion where we refer customers to Akamai but do not act as a reseller. However, those referral fees are paid under Akamai's own referral program and are not a part of our reseller agreement. Our reseller agreement with Akamai expires June 30, 2007 unless extended by agreement of the parties. We currently intend to extend this agreement assuming we can do so on acceptable terms.

•       Agreement with Aspera.   We signed a reseller agreement with Aspera on December 22, 2006. That agreement allows us to combine Aspera's high speed file transfer technology with our core SubscribeNet service, and also with our Digital Fastball service. The reseller agreement provides for certain allocations of fees between us and Aspera whenever we sell the Aspera service as part of a SubscribeNet sale. Our reseller agreement with Aspera remains in effect indefinitely, although we may terminate the agreement for convenience upon a specified notice period.

•       Preferred Rights Management Partner Program.   On October 17, 2006, we introduced our Preferred Rights Management Partner Program, a vehicle by which digital rights management companies can offer their customers hosted licensing and software delivery services using our SubscribeNet service. As members of our program, digital rights management providers receive technical and business development support from us related to the development and sales of products or services that operate in conjunction with our SubscribeNet service. Our member agreements also provide lead generation fees for customer referrals we provide to them, and for referrals they provide to us. The current members of our Preferred Rights Management Partner Program are Reprise Software, Inc., Uniloc Corporation, and Agilis Software, LLC.

•       Referral Arrangements for SubscribeNet Sales. We also maintain various other referral arrangements under which we pay fees to companies that refer new SubscribeNet customers to us.

Sales Outside the United States

Approximately $1.6 million of our total revenue for the year ended February 28, 2007, $1.4 million of our total revenue for the year ended February 28, 2006, and $1.2 million of our total revenue for the year ended February 28, 2005, was from sales to companies based outside the United States of America, mostly in Ireland and other European locations.  All of this revenue was categorized as Online services and technology revenue.  These foreign sales accounted for approximately 15% of our total revenue, all of which consisted of Online services and technology revenue, for the year ended February 28, 2007, 13% of our total revenue and 14% of our Online services and technology revenue for the year ended February 28, 2006, and 11% of our total revenue and 15% of our Online services and technology revenue for the year ended February 28, 2005.

Total Annual Contract Value

We track a metric for our SubscribeNet service business that we call "total annual contract value."  We use this metric to approximate what the total ongoing annual SubscribeNet service fees would be under our existing contracts with our customers, assuming all those contracts renewed on their current terms and, in the case of variable-fee contracts, the customers maintained the same level of fee-generating activity as they had in the prior twelve months.  However, we cannot guarantee those assumptions will be true, as we describe further below.  We define "total annual contract value" as, on any given date, the aggregate annual service fees paid or expected to be paid by our customers for services we have contracted to provide during the then-current annual periods of the customers' respective contracts with us. To be included in total annual contract value, service fees must be either contractually required to be paid, or expected to be paid based on a minimum 12-month history of prior charges and payments that were not required by contractual minimums.  Total annual contract value includes amounts that have been recognized as revenue as well as amounts that may be recognized as revenue in the future.

As of April 18, 2007, the total annual contract value of our SubscribeNet service customer base was $10.0 million. The total annual contract value of our SubscribeNet service customer base as of April 18, 2006, was $9.8 million.

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

Professional Services

We provide implementation and customization consulting related to our SubscribeNet service. Our professional services team assists the customers in both the design and implementation of our service offering. Our professional services are integral in implementing the service and results in sharing best business practices with our customers. In addition to implementing our service, our professional services team often works on internal research and development projects to enhance the existing solution.

Marketing

Our central marketing goals are to attract and retain customers for our services. We target our marketing efforts to senior personnel across multiple departments in software companies and other mid-sized and large corporations. We use an integrated approach of targeted advertising; direct mail, email and online promotions; interactive web-based seminars, or "webinars;" semi-annual "Road-show" events which involve a physical presence by customers, prospects and Intraware members, event sponsorships; trade shows; brand-awareness campaigns; and an annual User Group conference to stimulate demand for our services, generate sales leads and maintain customer relationships.

We employ a variety of tools to achieve our marketing goals. Our print and online advertising campaigns are designed to target senior personnel across multiple departments in software companies, and educate them on our products and services. Our direct mail, email and online promotions are designed to highlight specific benefits of our services and offer limited-time incentives to enter into purchase or evaluation agreements.  In our webinars, our senior executives and other panelists who may include independent IT analysts, senior executives of our customers and partners, and other industry experts, educate prospective customers on digital delivery and entitlement management, and other topics relevant to our business. At our Road-show events, we rely on a mixture of Intraware executives and key customer representatives to reinforce or enhance earlier key messaging. We also use trade shows, event sponsorships, and regional marketing to target key audiences, expand our customer base and heighten awareness of the "Intraware" brand.

We also hold an annual user conference that provides a forum for industry peers to discuss common challenges, share mutual successes, and learn how others have implemented our solutions. For Intraware, it allows us to educate them on our service offerings, gather feedback from them about our services, and learn about their evolving requirements.

Competition

The market for electronic delivery and entitlement management is rapidly evolving and intensely competitive, and we expect competition to increase in the future. Our primary competition comes from two sources: 1) our potential customers, including software companies and other companies that distribute software or digital goods, who choose to develop an in-house alternative to the SubscribeNet service; and 2) other providers of outsourced electronic software delivery services. A number of these competitors historically have provided related services, such as e-commerce services, replication and distribution of physical media such as CDs, or product lifecycle management solutions, but have begun providing electronic software delivery services. We expect this trend to continue as the demand for digital software delivery increases.

The principal competitive factors in our industry include:

•       the performance, features and functionality of electronic delivery and entitlement management solutions;

•       the comprehensiveness of the services offered by providers, such as integration with licensing and physical fulfillment solutions;

•       the cost of a provider's solution versus the cost of competing solutions, or the cost to a potential customer of building, deploying and maintaining an alternative service in-house;

•       the provider's experience in and focus on providing services;

•       the provider's track record of successful project implementations;

•       positive references by the provider's existing customers; and

•       the openness of a solution's architecture and the ease with which it integrates with major customer relations management, order processing and enterprise resource planning systems.

We believe we compete effectively as to all of these factors, and that our principal advantages include:

•       our relatively senior position as one of the first providers of electronic delivery and entitlement management services;

•       the depth and breadth of features and functionality of our solution;

•       our high-capacity, high-availability network that enables us to deliver enterprise-class software applications rapidly and securely;

•       the broad suite of services that we offer;

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

Nevertheless, we face a number of competitive challenges. A key challenge is resistance from software companies that determine, for perceived strategic reasons or based on their cost assessments, that they do not wish to outsource electronic software delivery or license key generation. Another significant challenge is our focus on electronic delivery and entitlement management services , and our reliance on third-party alliances for key ancillary services. While we believe our focus has enabled us to offer a superior solution, and our integration with strong ancillary solutions addresses a broad set of customer needs, some prospective customers prefer this set of solutions to be supported by a single provider.  A third fundamental challenge is our size relative to that of some of our prospective customers. Some large software providers prefer to outsource services to larger suppliers with greater perceived resources.

In addition, some of our competitors have longer and more profitable operating histories than ours. They may also have significantly greater financial and other resources, wider name recognition, and a larger installed base of customers than we have. They also may be able to devote greater resources to the development, promotion and sale of their products, which would allow them to respond more quickly to new or emerging technologies and changes in customer requirements. Further, many of our competitors have existing relationships with divisions of our current or potential customers, and may be able to leverage their existing relationships to discourage these customers from purchasing additional services or products from us, or persuade these customers to replace our services or products with their own. Conversely, other competitors are smaller, privately held entities with less day-to-day financial or operational transparency.

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

To date, we own three U.S. patents on electronic commerce technologies, expiring in July 2016, September 2017, and February 2018, respectively. In addition, we have 9 patent applications pending in the United States on our SubscribeNet technology and one pending for our Digital Fastball service. We may file additional patent applications on our SubscribeNet technology and/or Digital Fastball service during the current fiscal year.

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

Employees

As of April 18, 2007, we had 48 employees, including one part-time employee. None of our employees are represented by a labor union. We have experienced no work stoppages and consider our relations with our employees to be good.

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

We have incurred significant losses since we were formed in 1996, totaling approximately $161 million, and have yet to achieve sustained profitability or positive cash flow. Also, with the exception of a few quarters, we have not achieved positive cash flow from operations since our formation in 1996. While we had positive cash flows from operations for our 2007 fiscal year, we also had a net decrease in cash and cash equivalents for fiscal 2007. It is difficult for us to predict when we will be able to achieve sustained profitability or positive cash flow in the future.

The market for our SubscribeNet electronic software and license delivery and management service is not fully developed and remains volatile. If the market for our service does not fully develop, or develops more slowly than we expect, our business will be harmed.

The market for on-demand digital asset delivery and management services is relatively unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of companies, large and small, to increase their use of on-demand digital delivery services. If companies do not increase their use of on-demand digital asset delivery and management services, our operating results will suffer. In addition, in this unproven market, we have limited insight into trends that may develop and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

We market our SubscribeNet electronic software and license delivery and management service principally to technology companies. However, many software companies have invested substantial personnel and financial resources in developing their own electronic software and/or license delivery systems, and therefore may be unwilling to migrate to and pay for an outsourced service. In addition, some software companies have adopted automatic update, or "phone home," technology for delivering software updates, whereby an end-user's computer automatically contacts the software company's server to check whether updates are available and, if so, downloads and installs those updates. While SubscribeNet supports such an approach, this method for delivering software updates could be viewed by our potential and existing customers as an alternative to our digital delivery technology, and therefore any increased adoption of this automatic update technology could hurt our business and results of operations.

Further, some companies may be reluctant to use our SubscribeNet delivery services because they are concerned about the security capabilities of these services.

Our efforts to enter new markets could prove unsuccessful. Conversely, we may ill-equipped to handle growth rates that could result from entering new markets.

We believe our SubscribeNet service also has broad application beyond the enterprise technology industry, including the delivery and entitlement management of digital goods such as video, music, and content. Accordingly, we are expanding our efforts to reach these new markets. One market of particular interest to us is video delivery, including feature-length films. Leveraging our core SubscribeNet technology, we intend to develop a media entertainment offering to help owners of valuable media content deliver their products in digital form, either through distribution channels or directly to consumers. We also see similar opportunities for the delivery and management of music, game files and various forms of digital media. However, we have no significant experience selling into or serving these markets, and it is possible our efforts to enter these markets will prove unsuccessful. Similarly, it is possible our efforts to develop our service to meet the needs of these new markets will not succeed. In either case, we may fail to generate revenue from these efforts, or even recover our marketing and development investments, in which case our business would likely suffer.

By contrast, if we succeed in penetrating new markets, we could face another set of problems. We are staffed to support the growth rates we foresee in our traditional enterprise software market. It is possible that if we are effective in reaching new markets, we will be inadequately staffed to service both new and existing customers at the levels we have committed to provide. It also is possible we will be unable to increase our staffing quickly enough, or manage growth effectively enough, to maintain necessary service levels and/or to pursue new opportunities as they arise, in which case our business could suffer.

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

A substantial portion of the revenues from our SubscribeNet service comes from a relatively small number of customers. Our contracts with most of these customers are subject to renewal or cancellation annually. If any of these customers elected to cancel their agreements with us, or are acquired by companies that do not wish to use our services, our revenue growth would likely slow and our revenues could decline.

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

We currently have marketing relationships in place with Digital River, Inc., Hewlett Packard, Corp., and On Demand Delivery, Inc. dba Nexstra. We also have a reseller relationship with Akamai Technologies, Inc., under which we resell the Akamai service to our SubscribeNet customers. However, our relationships with Digital River, On Demand Delivery, and Hewlett Packard have yet to produce significant revenue, and if they fail to do so in the future, our business could suffer. Similarly, a deterioration or termination of our reseller relationship with Akamai could harm our business since a portion or our customer base relies on the Akamai service today.

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

  An increasing percentage of our revenues are based upon variable fee provisions in our agreements. Those variable revenues fluctuate based on the degree to which customers are using our service, which is difficult to predict in advance;
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

We market primarily to enterprise technology companies, who generally demand that a service like ours meet high technological and functional standards. To remain competitive in this market and meet the demands of current and prospective customers, we must continually adapt and upgrade our technology and functionality, including through investments in additional functionality for our SubscribeNet service and underlying proprietary software. In addition, we are developing new functionality to reach new markets outside of the enterprise software industry, which are similarly competitive and demanding. We are a small company with limited resources available for enhancing and expanding our services. If we do not respond quickly enough to changing industry standards or the increased demands of customers and potential customers, we will likely lose sales and market share to competitors and our growth prospects will be limited. In addition, we could incur substantial costs to modify our services or infrastructure in order to adapt to changing standards and demands. If we incur such costs and our sales fail to increase commensurately, we may not be able to achieve sustained profitability and positive operating cash flow.

Defects in our SubscribeNet service could diminish demand for the service and subject us to substantial liability.

Our service is complex, and may have errors or defects that users identify after they begin using it, which could harm our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. Despite taking precautions to avoid errors, we have found defects in our service from time to time, and we may find new errors in our existing service in the future. Because our customers use our service for important aspects of their business, any errors, defects or other performance problems with our service could hurt our reputation and may damage our customers' businesses. If that occurs, customers could elect not to renew their agreements with us, could be eligible for credits under our service level agreements, and could delay or withhold payment to us. We also could lose future sales, or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts and revenue reserve, an increase in collection cycles for accounts receivable, or the expense and risk of litigation.

Interruptions or delays in service from our third-party Web hosting facilities, or in our relationships with third party hardware and software vendors, could impair the delivery of our service and harm our business.

We provide our service through computer hardware that is currently located in third-party Web hosting facilities in Santa Clara, California operated by SAVVIS Communications, and in various locations that are used to support the Akamai, Inc. network. We do not control the operation of these facilities, and they are subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. While physical security measures are in place, they are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at the facilities, the occurrence of a natural disaster, a decision to close a facility without adequate notice, or other unanticipated problems at a facility, could result in lengthy interruptions in our service. In addition, the failure by either facility to provide our required data communications capacity could result in interruptions in our service. Any damage to, or failure of, our systems could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business will be harmed if our customers and potential customers believe our service is unreliable.

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

We continue to develop our Digital Fastball service to enable small and medium-sized businesses, as well as consumers, to send, receive and manage many types and sizes of digital files over the Internet quickly, easily and securely. We currently offer the Digital Fastball service at no charge, but are working on strategic initiatives to generate Digital Fastball revenue. However, many systems are already available for sharing files over the Internet, in some cases at little or no cost. In addition, some such systems have been the targets of widely publicized litigation by copyright holders, which may make some companies reluctant to use Internet-based digital delivery services such as Digital Fastball.

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

A large percentage of our stock is owned by a small number of shareholders, which can lead to fluctuations and volatility in our stock price and insurmountable voting power.

As of February 28, 2007, over 40% of our common stock, on an as-converted basis, was held by three investors. Those three investors are Digital River, Inc., Crosslink Capital, Inc,; and two affiliated funds, Special Situations Technology Fund, L.P. (Tech) and Special Situations Technology II, L.P. (Tech II). Because the ownership of our stock is so concentrated, there is a high risk that a large sale of shares by any of those shareholders could cause a rapid decline in our stock price, in which case our other shareholders and the Company itself could be harmed. In addition, the voting power of those shareholders could prove insurmountable in the case of a shareholder vote, which could harm the Company and/or its other shareholders.

Our operating results could vary due to the methods, estimates and judgments we use in applying our accounting policies, particularly SFAS No. 123(R).

The methods, estimates and judgments we use in applying our accounting policies significantly impact our results of operations. Those methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. In particular, the calculation of share-based compensation expense under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share Based Payment-which we adopted as of the fiscal quarter beginning March 1, 2006-requires that we use valuation methodologies and a number of assumptions, estimates and conclusions regarding matters such as expected terms, expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn of additional information that may affect our previous estimates, with the exception of changes in expected forfeitures of share-based awards. Over time, factors may arise that cause us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense. In addition, any future accounting pronouncements, taxation rules, and new interpretations of existing accounting pronouncements or taxation rules, could also have a significant effect on our reported results, including our reporting of transactions completed before the effective date of the change.

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

  trigger certain shareholder rights in the event a person or entity acquires more than 15% of our voting securities (or up to 20% in the cases of Crosslink Capital, Inc. and Special Situations Technology Funds.);
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

Moreover, our management, including our Chief Executive Officer, (CEO) and Chief Financial Officer, (CFO), does not expect that our disclosure controls or our internal controls over our financial reporting will eliminate all risk of error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls or procedures could be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We will be required by the Sarbanes-Oxley Act to include an assessment of our internal controls over financial reporting in our Annual Report on form 10-K beginning with our filing for our fiscal year ending February 28, 2008.

Our new independent auditing firm may interpret accounting rules differently than our old independent auditing firm, which could require changes in the presentation of our financial data and/or cause us to restate prior financial reports.

In September of 2006, we dismissed our prior independent accounting firm and engaged a new one to serve in that role.  Consequently, our new independent auditor will be reviewing and auditing our financial reporting in the future, and also will be reviewing our financial reports from earlier periods that previously were reviewed and audited by our old auditing firm.  Given the complexities of public-company accounting rules and the differences in how those rules are interpreted by various accounting firms, it is possible that our new independent auditor will require us to characterize certain transactions and/or present financial data differently than was approved by our former auditor.  Similarly, it is possible that our new auditor will disagree with the way we have presented financial results in prior periods, in which case we may be required to restate those financial results.  In either case, these changes could negatively impact our future financial results and/or previously reported financial results, could subject us to the expense and other consequences of restating our prior financial statements, and could lead to government investigation and/or shareholder litigation.

If we acquire any companies or technologies in the future, or enter into joint ventures, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

We may acquire or make investments in complementary companies, services and technologies in the future. Similarly, we may enter into joint ventures as we try to penetrate new markets. We are considerably smaller now than we were when we made our past acquisitions, and therefore any new acquisitions or investments could be more disruptive to our organization than in the past. Acquisitions and investments involve numerous risks, including:

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

We could face claims in relation to our Employee Stock Purchase Plan (ESPP).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.           PROPERTIES.

We rent approximately 16,000 square feet of office space located in Orinda, California under a lease expiring in August 2009.  We have an additional field sales office in Boston, Massachusetts which is leased on an annual basis. We believe this office space is sufficient to meet our current and anticipated needs.

ITEM 3.           LEGAL PROCEEDINGS.

In re Intraware, Inc. Initial Public Offering Securities Litigation

In October 2001, we were served with a summons and complaint in a purported securities class action lawsuit. On or about April 19, 2002, we were served with an amended complaint in this action, which is now titled In re Intraware, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-9349 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The amended complaint is brought purportedly on behalf of all persons who purchased our common stock from February 25, 1999 (the date of our initial public offering) through December 6, 2000. It names as defendants Intraware, three of our present and former officers and directors, and several investment banking firms that served as underwriters of our initial public offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that the underwriters misused their securities analysts to manipulate the price of our stock. No specific damages are claimed.

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

The settlement provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants. If the plaintiffs recover at least $1 billion from the underwriter-defendants, our insurers would have no liability for settlement payments under the terms of the settlement. If the plaintiffs recover less than $1 billion, we believe our insurance will likely cover our share of any payments towards satisfying plaintiffs' $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of February 28, 2007, we have not accrued a liability for this matter.

On August 31, 2005, the court granted preliminary approval of the settlement. A fairness hearing for the settlement took place in April 2006. After the hearing, the court took the matter under submission and has not yet issued a final ruling. In addition, on December 5, 2006, the Court of Appeals for the Second Circuit reversed the class certification order of the district court judge, and concluded that none of the six focus cases presented to the appellate court for consideration can be certified as a class action. The Court then denied a rehearing of the issue on April 6, 2007. It remains unclear as of this date whether or how this new ruling will impact the settlement currently under consideration by the district court.

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

Our common stock was traded on the Nasdaq Global Market (formerly known as the National Market) under the symbol "ITRA" from February 26, 1999 until May 29, 2002. Since May 30, 2002, our common stock has traded on the Nasdaq Capital Market (formerly the Nasdaq SmallCap market) under the symbol "ITRA." Effective upon the close of business September 26, 2005, and following the approval of shareholders on September 8, 2005, we effected a one-for-ten reverse stock split. All share prices in this Form 10-K give effect to this split. The following table shows, for the periods indicated, the high and low intraday sales price per share of our common stock as reported by the Nasdaq Capital Market.

	High	Low
For the quarter ended
February 28, 2007	$6.83	$4.01
November 30, 2006	5.62	3.52
August 31, 2006	6.25	3.14
May 31, 2006	7.83	5.66
For the quarter ended
February 28, 2006	$8.46	$6.01
November 30, 2005	7.02	2.60
August 31, 2005	5.90	2.80
May 31, 2005	8.40	3.80

On April 18, 2007, the last reported sale price for our common stock on the Nasdaq Capital Market was $4.76 per share. As of April 18, 2007, there were approximately 305 holders of record of Intraware common stock. A substantially greater number of holders of Intraware common stock are "street name" or beneficial owners, whose shares are held of record by banks, brokers and other financial institutions.

Stock Performance Graph

 The following graph shows a comparison of cumulative total stockholder return from February 29, 2001, through February 28, 2007, the end of our 2007 fiscal year, for our common stock, the Nasdaq Composite Index and the TSC Internet Sector Index.  The graph assumes that $100 was invested in our common stock and in the above indices at their respective closing prices on February 29, 2001.

	2001	2002	2003	2004	2005	2006	2007
Intraware, Inc.	100	82.89	49.44	81.43	41.69	30.54	25.64
TSC Internet	100	50.74	31.71	57.57	67.22	77.20	90.10
Nasdaq Composite	100	80.47	62.16	94.33	95.35	106.02	112.28

ITEM 6.           SELECTED FINANCIAL DATA.

The following tables present our selected historical financial information (in thousands, except for per share data). This information has been derived from our respective consolidated financial statements and notes, some of which are included elsewhere in this annual report. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and are qualified by reference to the consolidated financial statements and notes thereto and appearing elsewhere in this annual report. The consolidated statement of operations data set forth below for the years ended February 28, 2007, February 28, 2006, and February 28, 2005, and the consolidated balance sheet data at February 28, 2007 and February 28, 2006, are derived from, and are qualified by reference to, the audited consolidated financial statements of Intraware included elsewhere in this annual report. The consolidated statement of operations data for the years ended February 29, 2004 and February 28, 2003, and the balance sheet data at February 28, 2005, February 29, 2004, and February 28, 2003, are derived from audited consolidated financial statements of Intraware which are not included or incorporated by reference in this annual report. The historical results have been restated to reflect the reverse stock split and are not necessarily indicative of results to be expected for any future period.

	For the Years Ended
	February 28, 2007	February 28, 2006	February 28, 2005	February 29, 2004	February 28, 2003
	(in thousands, except per share data)

Statement of Operations Data:
Revenues:
Online services and technology	$10,873	$9,639	$7,816	$6,768	$6,872
Alliance and reimbursement	-	1,402	2,431	3,311	4,271
Related party online services and technology	-	5	546	466	277
Software product sales	-	-	42	362	2,622

Total revenues	10,873	11,046	10,835	10,907	14,042

Cost of revenues:
Online services and technology	4,881	4,329	3,009	2,339	2,385
Alliance and reimbursement	-	1,200	1,523	1,814	2,023
Software product sales	-	-	37	307	1,972

Total cost of revenues	4,881	5,529	4,569	4,460	6,380

Gross profit	5,992	5,517	6,266	6,447	7,662

Operating expenses:
Sales and marketing	3,176	2,604	2,892	2,616	5,430
Product development	1,787	1,211	1,531	2,733	6,184
General and administrative	4,877	3,837	3,767	3,368	3,017
Amortization of intangibles	-	-	-	-	1,085
Restructuring	-	41	(75)	-	1,239
(Gain) loss on disposal of assets	1	(246)	47	(14)	-
Impairment of assets	-	-	-	-	792
Loss on abandonment of assets	-	-	-	-	128

Total operating expenses	9,841	7,447	8,162	8,703	17,875

Loss from operations	(3,849)	(1,930)	(1,896)	(2,256)	(10,213)

Interest expense	(36)	(58)	(101)	(206)	(2,650)
Interest and other income	726	322	139	82	544
Gain on sale of Asset Management software business	-	-	-	-	2,656

Net loss attributable to common
stockholders	$(3,159)	$(1,666)	$(1,858)	$(2,380)	$(9,663)

Basic and diluted net loss per share
attributable to common stockholders	$(0.52)	$(0.27)	$(0.31)	$(0.43)	$(2.02)

Weighted average shares - basic
and diluted	6,128	6,071	6,013	5,591	4,772

	February 28, 2007	February 28, 2006	February 28, 2005	February 29, 2004	February 28, 2003
Balance Sheet Data:
Cash and cash equivalents and investments	$12,260	$12,650	$9,463	$11,804	$6,841
Working capital	9,747	11,208	7,247	8,575	2,642
Total assets	15,359	16,064	12,966	14,770	10,936
Long term obligations, less current portion	-	158	342	766	906
Redeemable convertible preferred stock	6,150	6,150	897	897	2,473
Total stockholders' equity	4,152	5,774	6,857	7,590	764

Note: Historical results of operations are not necessarily indicative of future results. Refer to the "Risk Factors" under Item 1A for discussion of factors that may impact future results.

In our year ended February 28, 2003, we adopted SFAS No. 142, which requires that assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) no longer be amortized.

In our year ended February 28, 2007, we adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors.

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

We begin Management's Discussion and Analysis of Financial Condition and Results of Operation (MD&A) with the overall objective of giving the reader an overview of the goals of our business and the direction in which our business is moving. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for our 2007 fiscal year, compared to our 2006 and 2005 fiscal years. We then analyze our Liquidity and Capital Resources and discuss relevant Recent Accounting Pronouncements.

This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including "Item 1: Business," "Item 6: Selected Financial Data," and "Item 8: Financial Statements and Supplementary Data." The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing, and particularly in Item 1A, entitled "Risk Factors." Our actual results may differ materially from our current expectations.

Overview

Intraware was founded in 1996 and went public in February 1999. Our goal is to become the de facto standard among digital delivery solution providers. We are pursuing various strategic objectives to achieve this goal. First, we are working to become a profitable, cash-generating company by growing our SubscribeNet business and practicing stringent fiscal responsibility. Second, we are actively increasing our efforts to reach markets outside our existing enterprise software developer customer base. We intend to leverage our digital delivery and entitlement expertise, and expanded service offering, to penetrate new markets and new market segments. Third, we are seeking to strengthen our technological advantage and extend the breadth of our functionality in the electronic software delivery and entitlement management area by further improving our central offering through internal research and development, through alliances with adjacent technology providers, and through development efforts to bring new capabilities to our services to help us access new markets. We also seek to continue extending and strengthening our customer base by executing on our sales and marketing plan and by providing exceptional customer service. During our 2006 fiscal year we launched Digital Fastball, an electronic content delivery and management service designed for small and medium-sized business professionals.

Our central offering is the SubscribeNet service. SubscribeNet is an on-demand solution for digital asset management and delivery that enables technology companies to deliver digital files and interact with customers in an efficient and controlled manner. Our traditional market for the SubscribeNet service has been enterprise technology companies. SubscribeNet allows software providers and their channel partners to distribute software online, manage licensing and entitlement across their global customer bases, track and report deliveries and download activity, and manage export compliance. By using the SubscribeNet service, customers can reduce their costs associated with manufacturing, packaging and distributing physical CDs, and, automate and simplify their software licensing processes. SubscribeNet also enhances export and revenue recognition compliance.

We believe the SubscribeNet service also has broad application beyond the enterprise technology industry, including the delivery and entitlement management of digital goods such as video, music, and content. Accordingly, we are expanding our efforts to reach these new markets. One market of particular interest to us is video delivery, including feature-length films. Leveraging our core SubscribeNet technology, we intend to develop a media entertainment offering to help owners of valuable media content deliver their products in digital form, either through distribution channels or directly to consumers. We believe our technology is well suited to digital entertainment distribution because we have the ability to store and deliver large files at high speeds, and a unique system of entitlement controls to prevent unauthorized downloads of valuable digital content. We also see similar opportunities for the delivery and management of music, game files and various forms of digital media.

Our newly launched Digital Fastball service uses our network to provide users a fast and secure means of controlling ongoing access of their valuable digital content to a specified list of recipients across the globe. The underlying technology and infrastructure is based upon our SubscribeNet technology, which our customers use for electronic software delivery and management. We currently are offering Digital Fastball as a free service to establish a user community and generate word-of-mouth marketing.

In the longer term, we intend to develop and market our Digital Fastball technology on a revenue-generating basis in targeted industries where the need for entitlement controls and large file delivery is greatest. In such cases, we most likely would help companies in those industries incorporate our Digital Fastball functionality with their own systems and in their own look and feel. We also are exploring opportunities to provide enhanced Digital Fastball technology with separate branding for both consumer and commercial uses, and are devoting engineering and marketing resources toward that end.

Important Trends

We currently see a number of trends in the marketplace that are important for our business. Perhaps the most significant trend is the increasing role our licensing technology is playing in our business, which over the past two years has become at least as important as our electronic software delivery services. In most respects, this has been a positive development for us. For example, the typical contract value for our license solution is often higher than that of electronic software delivery, and it has gained market acceptance over a shorter period of time than electronic software delivery, which may suggest the service addresses a more critical and immediate problem for our potential customers. We also believe our software-as-a-service model gives us a competitive advantage relative to our major competitors because we can usually offer customers delivery and entitlement management services more quickly, and at less cost, than if they purchase an installed software application that requires a significant license fee and extensive professional services work.

The shift toward our licensing solution also carries risks, however, because sales of our licensing service involve more complex implementations — and more professional services work — than sales of our other services. Thus, while we believe our licensing solution requires substantially less professional services work than the installed software applications sold by our competitors, our implementations of the licensing service have taken longer and been more challenging than implementations of our software delivery services. Consequently, it has taken substantially more time for us to recognize revenue from those contracts. Moreover, the increased emphasis on our licensing solution has played a major role in increasing the percentage of our revenues that are derived from professional services. Unlike our recurring subscription fees-which are relatively predictable and have favorable profit margins-professional services revenues are neither recurring nor predictable quarter over quarter, and they often carry lower profit margins. Over time, we expect to gain efficiencies in our licensing implementations as we continue to build repeatable processes and learn from implementations we have already performed. For the foreseeable future, however, we face risks that our growing dependence on our licensing solution could delay our ability to recognize revenue, negatively impact our profit margins, and make it more difficult to forecast our future results. If some or all of those challenges continue or worsen, our business operations and results could suffer.

Another ongoing trend for us is the pace of mergers and acquisitions in the enterprise software sector. These consolidations pose both opportunities and risks for us, potentially leading either to growth in our contracts with those customers if they grow larger, or to cancellation of customer contracts if our customers merge or are acquired by companies that do not use our SubscribeNet service. Some of our largest customers, for example, began using our SubscribeNet service as the result of acquiring companies with whom we had existing agreements. Over the last fiscal year, however, we lost a number of customers as the result of their being acquired by companies that do not use our services. Most of those customers were relatively small, but in the aggregate those customer losses materially impacted our results. One strategy we have adopted to address this risk is to focus our sales resources on a relatively small number of large companies, rather than scattering our sales efforts across the full range of smaller companies that are more susceptible to acquisitions. However, we will continue to face the risk of losing customers to acquisitions in the current fiscal year, and it is always possible those losses could involve larger customers if they are acquired. The continued consolidation in our industry may also indicate that we will face increased competition from significantly larger and more established entities in the future.

We also have increased our efforts to expand into new markets for a number of different reasons. As noted above, we believe the underlying technology of our SubscribeNet service is well suited to provide digital delivery and entitlement management for many digital goods other than software, including video, music and content. In our view, those markets offer tremendous growth opportunities for digital services like ours over the next five years. Consequently, in addition to our ongoing development and marketing of our core service to enterprise software companies, we are increasing our efforts to develop and market a media entertainment service and to find commercial applications for our Digital Fastball service. We think this expanded focus is particularly appropriate in light of the steady but measured pace with which enterprise software companies are adopting digital delivery and management services. We believe software vendors will continue migrating toward digital delivery of software and license keys, and that the pace of that migration will increase. However, the adoption rate for electronic software delivery-and to a lesser extent license delivery-has gone more slowly than we had predicted and led to a lagging growth rate. We therefore believe our best growth strategy is to continue improving our SubscribeNet service to capitalize on digital adoption in the software industry, while moving quickly to position ourselves to seize opportunities in new markets where our technology has obvious applications.

One trend that has become more prevalent over the past year, and which we expect to continue, is an increase in variable billing provisions in our customer agreements. Typically, these variable billing terms provide that a portion of customer fees will be based upon the number of transactions the customer processes through our service. In large part, we attribute this increase to our penetration of markets outside the traditional enterprise software sector, and to our agreements with large digital distributors who have contracted with us to process their deliveries. We believe these agreements have been beneficial to the Company, but the trend toward variable billings carries the risk that our future revenues will be less stable and less predictable.

In addition, we see a number of sustained trends that we have discussed in previous filings. For example, technology companies continue moving toward outsourcing operational functions to reduce costs. Our services enable enterprise software companies to outsource key operational functions in a manner we believe is financially compelling. Therefore, we may benefit from this ongoing trend in the current fiscal year. Hosted web-based applications-which in the past have been limited by concerns about speed, reliability and security — continue to gain acceptance among mainstream businesses, largely because of the cost savings they can offer. This trend may benefit us because our SubscribeNet service is a hosted web-based application.

We also note that beginning on November 9, 2007, in accordance with our Series B Convertible Preferred Stock Purchase Agreement with Digital River, Inc., Digital River may request that we file a registration statement on Form S-3 to register the shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock. Upon the effectiveness of that registration statement, Digital River will have the ability to sell shares of our stock that it has converted to common shares. We foresee that a large sale of our stock by Digital River could have a negative impact on our stock price.

We earn revenues and generate cash principally through recurring service fees charged for our SubscribeNet service, and professional services fees charged for customization of our SubscribeNet service. Principal sources of revenue and cash also included, until August 1, 2005, cost reimbursement received for our sales and marketing services provided to Software Spectrum and, until January 3, 2006, our profit-sharing with Software Spectrum. This change in business in fiscal 2006 was a critical part of our long-term strategy of moving out of less profitable reselling activities to growing and investing in our leading digital delivery and entitlement offering. As a result of this change, our overall revenues decreased while our online services and technology revenues and gross margins increased in fiscal 2007. In the absence of any unexpected losses of key customers, we believe our online services and technology revenues will continue to grow because we anticipate that a majority of our customers will renew their annual contracts, that additional services may be delivered to existing customers, and that new customers will be added to the SubscribeNet Service.

As of March 1, 2006 we adopted SFAS 123(R) using the modified prospective method and accordingly, have not restated the consolidated results of operations from prior interim periods and fiscal years. Under SFAS 123(R), we are required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest. Stock options issued under our equity plans, as well as stock purchases under our employee stock purchase plan, are subject to SFAS 123(R). During our 2007 fiscal year we recorded approximately $1.4 million in stock based compensation, which largely accounted for our increases in net losses. During fiscal 2007 we increased our net losses to approximately $3.2 million, from $1.7 million in fiscal 2006. At the same time, during fiscal 2007 we generated approximately $442,000 in cash from operating activities, a significant improvement over the $1.9 million used in the fiscal 2006. We have incurred losses during each fiscal year since our inception.

On August 9, 2006, we adopted our 2006 Equity Incentive Plan (the "2006 Plan"), which was approved by our shareholders on October 10, 2006. The 2006 Plan replaces our 1996 stock option plan (the "1996 Plan"), which expired in November 2006. The 2006 Plan will expire on August 9, 2016. The 2006 Plan is an "omnibus" equity plan consisting of a variety of equity vehicles to provide flexibility in using equity awards, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and dividend equivalents.

Subsequent to the end of fiscal 2007, we offered to certain employees the opportunity to participate in an employee Stock Option/Restricted Stock Unit Exchange Program ("Exchange Program"). Under the Exchange Program, we offered employees the right to exchange "eligible stock options" for "restricted stock units." "Eligible stock options" were all unexercised and unvested stock options with an exercise price per share of $5.00 or more. The offer was made to foster employee retention and better align the interest of employees and stockholders to maximize stockholder value. We believe that the offer will also help us use our employee compensation resources more efficiently. The number of restricted stock units that an employee receives in exchange for the eligible stock options, as well as the vesting schedule of those restricted stock units, depended on the number and exercise price of the eligible stock options exchanged.

In order to achieve profitability, we will need to generate higher revenue and continue to manage our expenses. Our ability to generate higher revenues and achieve profitability depends on many factors, including the demand for our products and services, the level of product and price competition, market acceptance of our new products, and general economic conditions. In this regard, we continue to invest in areas that we believe can accelerate revenue growth and to manage expenses to align our operations and cost structure with market conditions.

Although we measure the condition and performance of our business in numerous ways, the key quantitative indicators that we generally use to manage the business are total annual contract value, adoption rates or number of end users on the service, customer wins, and margins. Of these indicators, we think contract value and end users are the best predictors of short-term performance. The total annual contract value metric is used to approximate what the total ongoing annual SubscribeNet service fees would be under our existing contracts with our customers, assuming all those contracts renewed on their current terms and, in the case of variable-fee contracts, the customers maintained the same level of fee-generating activity as they had in the prior twelve months.  However, we cannot guarantee that those assumptions will be true, as we describe further below.  We define "total annual contract value" as, on any given date, the aggregate annual service fees paid or expected to be paid by our customers for services we have contracted to provide during the then-current annual periods of the customers' respective contracts with us. To be included in total annual contract value, service fees must be either contractually required to be paid, or expected to be paid based on a minimum 12-month history of prior charges and payments that were not required by contractual minimums.  Total annual contract value includes amounts that have been recognized as revenue as well as amounts that may be recognized as revenue in the future.

During fiscal year 2007, our total annual contract value remained fairly consistent over the prior fiscal year while our end users who receive and manage their software using the SubscribeNet service grew substantially. As of April 18, 2007, the total annual contract value of our SubscribeNet service customer base was $10.0 million. The total annual contract value of our SubscribeNet service customer base as of April 18, 2006, was $9.8 million. We believe the increase in end users could benefit our financial performance by driving customers to increase their SubscribeNet service fee commitment levels in future periods.

We caution that total annual contract value is not necessarily indicative of current revenues or of future revenues in any given fiscal period, and should not be relied upon to assess our financial condition.  In addition to the "Risk Factors" in Item 1A, factors that could cause differences between total annual contract value and revenues include unexpected contract terminations, reductions in customer activity, the application of our revenue recognition policies described under "Critical Accounting Policies and Estimates: Revenue Recognition" in Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operation") and under "Revenue Recognition" in Note 1 of "Notes to Consolidated Financial Statements" in Item 8, and the occurrence of any contingencies that make deferral of revenue recognition appropriate under any given contract.  We also caution that total annual contract value is different from backlog.  Backlog typically excludes amounts already recognized as revenue, while total annual contract value may include amounts already recognized as revenue for portions of the current annual terms of our existing SubscribeNet contracts.  In addition, total annual contract value includes fees that are paid, payable or expected for the current annual terms of our existing SubscribeNet contracts, even if we expect to provide the related services after our current fiscal year.

We believe that the effects of our capital financings to date, our past and current strategic actions to improve revenue, and our ongoing cost controls, will generate sufficient cash resources to fund our future operations. However, if we fail to adequately increase our revenues or control spending, our business could suffer material adverse effects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. In order to increase our revenues and take advantage of our market opportunity, we will need to add significant numbers of customers and end users to our service. As a result of this anticipated growth we will incur increased personnel costs and costs associated with upgrading and expanding our infrastructure at various stages to meet the needs of our customers. The timing of these expenses could place negative pressure on our gross profit margins and earnings. Our current and future expense levels are based largely on our planned operations and estimates of future revenues. To the extent that our competitors successfully introduce products or services with higher market acceptance, our revenues would be negatively affected. If revenues are lower than expected due to lower customer growth or losses in key customers, we may experience difficulty in adjusting expense levels in a timely manner. To meet emerging market needs we may also acquire or make investments in complementary companies, services and technologies to further strengthen our technology. We also face a number of key risks that are not discussed in this MD&A, but are described in more detail in the Risk Factors section in Item 1A.

Critical Accounting Policies and Estimates

This MD&A discusses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates.

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

We defer online services and technology revenues related to our SubscribeNet digital delivery service and generally recognize them ratably over the term of the service arrangement. The typical subscription term is one year, although some may be shorter or extend up to approximately three years. Our customer contracts are generally noncancelable, though customers usually have the right to terminate their contracts for cause if we materially fail to perform. A majority of our SubscribeNet service implementations for new customers involve customization essential to the functionality of the service. In these cases, we defer revenue recognition until the service go-live date is reached, and then recognize the SubscribeNet revenue on a ratable basis over the remaining contract term if the implementation is bundled. If the implementation fees are charged separately, then the associated revenue is recognized in accordance with our professional services revenue recognition policy, as stated below. The go-live date is the later of the date on which acceptance has been received subsequent to the delivery of the essential functionality is delivered or the point at which no additional customization is required. Our SubscribeNet contracts with customers normally give the customer a period of time (generally five days) to evaluate a SubscribeNet implementation after we have completed it, and provide that the customer is deemed to have accepted the implementation if it has not affirmatively rejected it within that period. We typically rely on such non-rejections by customers to indicate their acceptance of implementations.

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

We have service level commitment obligations to our customers. Revenues reserves, including potential customer credits related to unmet service level commitments, are established in the same period that the related revenues are recorded. We base these estimates on historical experience adjusted for other known trends and factors. Our revenue reserves are subject to management's best judgment, and actual customer credits could be different from our estimates resulting in future adjustments to our revenues and operating results.

Deferred Costs

We capitalize direct costs of revenues related to significant SubscribeNet service implementations and established professional services contracts associated with our SubscribeNet services. Direct costs include compensation and payroll-related fringe benefits directly related to the time spent on significant implementation and professional services activities. These costs are recognized over the same period as the related revenue is recognized (see Revenue Recognition above). Costs associated with professional services involving significant new functionality for the SubscribeNet service that are partially or fully funded by customers, but which do not qualify as funded research and development activities, are expensed as cost of revenues as incurred until a working model is delivered to the customer. Once a working model has been delivered, all additional direct costs are capitalized in the same manner discussed above. Any changes in our estimated customer life estimates could result in corresponding changes to our recognition of deferred revenues and costs. A 10% increase in our estimated customer life during the fiscal year ended February 28, 2007 would have caused a decrease in the amortization of both deferred revenues and deferred costs of revenues, resulting in an increase in net loss totaling approximately $16,700. At February 28, 2007, we had approximately $0.9 million in capitalized costs relating to deferred revenues. We expense customer acquisition costs, including sales commissions, as incurred. We also defer legal costs incurred in connection with patent applications. As of February 28, 2007 we had $0.2 million in deferred legal costs. Upon issuance of a patent, the deferred legal costs for that patent are expensed ratably over the patent's useful life.

Stock-based Compensation

On March 1, 2006, Intraware adopted SFAS 123(R), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Using the modified prospective method, we estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS 123(R). an amendment of SFAS Nos.123 and 95, Staff Accounting Bulletin (SAB) No. 107, and SFAS 123, Accounting for Stock-Based Compensation, for our prior period pro forma disclosures of net earnings. Option-pricing models require the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our results of operations could be materially impacted. An increase in our stock volatility or a decrease in the average expected life of our outstanding options could lead to an increase in our stock based compensation expense recognized under SFAS 123(R). Furthermore, there are no means under applicable accounting principles to compare and adjust our expense if and when we learn of additional information that may affect our previous estimates, with the exception of changes in expected forfeitures of share-based awards. Over time, factors may arise that cause us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense. In addition, any future accounting pronouncements, taxation rules, and new interpretations of existing accounting pronouncements or taxation rules, could have a significant effect on our reported results, including our reporting of transactions completed before the effective date of the change. See Note 7 of "Financial Statements and Supplementary Data" in Item 8 below.

Web Site Development Costs

We account for Web site development costs in accordance with the provisions of Emerging Issues Task Force Issue (EITF) No. 00-02, Accounting for Website Development Costs, which requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. We amortize web site development costs using the straight-line method over an estimated useful life of two years.

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

Income Taxes

In conjunction with preparing our financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Given that we have incurred losses since inception and therefore have not been required to pay income taxes, we have fully reserved our deferred tax assets at February 28, 2007. In the event that we are able to recognize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period that this is determined.

Results of Operations

Total Revenue

The following table sets forth the revenue, changes in revenue and percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the Years Ended
	February 28, 2007			February 28, 2006			February 28, 2005
	Total	Change	% of Revenue	Total	Change	% of Revenue	Total	% of Revenue
Revenues:
Online services and technology	$ 10,873	$ 1,234	100%	$ 9,639	$ 1,823	87%	$ 7,816	73%
Alliance and reimbursement	-	(1,402)	0%	1,402	(1,029)	13%	2,431	22%
Related party online services and technology	-	(5)	0%	5	(541)	0%	546	5%
Software product sales	-	-	0%	-	(42)	0%	42	0%
Total revenues	$ 10,873	$ (173)		$ 11,046	$ 211		$ 10,835

Revenues for online services and technology for the year ended February 28, 2007, increased from the prior year due to several factors. There was an increase in revenues of approximately $1.5 million from existing SubscribeNet customers whose go-live date occurred during our fiscal year ended February 28, 2006 or the beginning of our fiscal year ended February 28, 2007, an increase of approximately $0.5 million in revenue was recognized as a result of additional professional services provided to existing SubscribeNet customers, an increase of approximately $0.4 million from existing SubscribeNet customers who signed new amendments to their agreements that resulted in higher contract values, an increase of approximately $0.3 million related to new customers obtained during our fiscal year ended February 28, 2007 and an increase of $0.1 million related to the reduction of the revenue reserve. These increases were partially offset by an approximate $0.8 million decrease in relation to customers who terminated their contracts and an approximate $0.7 decrease in revenue related to the terminated Software Spectrum reseller agreement.

Revenues for combined online services and technology for the year ended February 28, 2006, increased from our fiscal year ended February 28, 2005 primarily due to a net increase of approximately $1.4 million in revenue from SubscribeNet customers. There was an increase in revenues of approximately $0.6 million from customers whose go-live date was late in our fiscal year ended February 28, 2005, an increase of $0.5 million related to new agreements that resulted in higher contract values for existing customers and $0.3 million of the increase was due to new customers obtained in our fiscal year ended February 28, 2006. There was also an increase in revenues of $0.4 million related to e-commerce services. Revenues for related party online service and technology revenue for the year ended February 28, 2006 decreased from the prior year due to the termination of our strategic alliance agreement with Zomax, Inc.

We expect our combined online services and technology revenues for our fiscal year ended February 29, 2008 to increase from those in our fiscal year ended February 28, 2007 as customers continue to be added to the service and implementation cycles become complete.

Alliance and reimbursement revenue relates to our alliance agreement with Software Spectrum for sales of Sun software licenses and maintenance, which we terminated January 3, 2006. There was no alliance and reimbursement revenue for our fiscal year ended February 28, 2007. In prior periods, this revenue consisted of a percentage of the gross profit derived from the sales of Sun software licenses and maintenance services, and reimbursement for the costs of maintaining a sales team dedicated to selling Sun software for Software Spectrum. The decrease in alliance and reimbursement revenue for the year ended February 28, 2006, compared to the year ended February 28, 2005, was primarily due to Software Spectrum no longer reimbursing us for our direct costs in maintaining a team dedicated to sales of Sun software licenses and maintenance and our termination of our alliance agreement with Software Spectrum. We do not expect to recognize any alliance and reimbursement revenues for our fiscal year ending February 29, 2008.

Software product revenue for the year ended February 28, 2005 was a result of our business of reselling third-party software products and related maintenance.  We do not expect to recognize future revenues from our former third-party resale activities.  However, we may recognize future revenues from products and services complementary to our SubscribeNet service, which originate with other companies and are sold to customers through us as part of a comprehensive business solution.

Costs and Expenses

The following table sets forth certain items from our consolidated statements of operations as a percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the Years Ended
	February 28, 2007			February 28, 2006			February 28, 2005
	Total	Change	% of Revenue	Total	Change	% of Revenue	Total	% of Revenue
Total cost of revenues	$ 4,881	$ (648)	45%	$ 5,529	$ 960	50%	$ 4,569	42%
Gross Profit	5,992	475	55%	5,517	(749)	50%	6,266	58%
Operating expenses:
Sales and marketing	3,176	572	29%	2,604	(288)	24%	2,892	27%
Product development	1,787	576	16%	1,211	(320)	11%	1,531	14%
General and administrative	4,877	1,040	45%	3,837	70	35%	3,767	35%
Restructuring	-	(41)	0%	41	116	0%	(75)	-1%
(Gain) loss on disposal of assets	1	247	0%	(246)	(293)	-2%	47	0%
Total operating expenses	$ 9,841	$ 2,394	91%	$ 7,447	$ (715)	67%	$ 8,162	75%

Cost of Revenues

Total cost of revenues decreased to approximately $4.9 million for our fiscal year ended February 28, 2007 from approximately $5.5 million for our fiscal year ended February 28, 2006. In our prior fiscal year we had approximately $1.4 million in cost of revenues associated with alliance and reimbursement revenue. We ceased recognizing cost or revenues associated with alliance and reimbursement revenues in our fiscal year ended February 28, 2006.

Our gross margin increased to 55% for fiscal 2007, from 50% for fiscal 2006, which was a decrease from 58% for fiscal 2005. The gross margin increase in our fiscal year 2007 was a result of no longer recognizing costs associated with alliance and reimbursement revenues. The gross margin related to online services and technology for the year ended February 28, 2007 remained consistent with gross margin from the prior year. The gross margin decrease for the year ended February 28, 2006, compared to the year ended February 28, 2005 primarily reflects the decrease we had experienced in our alliance and reimbursement revenues.

Cost of revenues primarily consists of certain allocated costs related to our internet connectivity, depreciation of assets supporting cost of revenues, and customer support, and in the prior year, the costs associated with maintaining our team dedicated to helping Software Spectrum sell Sun software. Cost of revenues also consists of professional services personnel costs and the cost of third-party products and services sold.  We expect total cost of revenues for our fiscal year ended February 29, 2008 to be slightly lower than our cost of revenues for our fiscal year ended February 28, 2007 in absolute dollars and as a percentage of sales. In addition, we expect our gross profit margin percentage to increase from our fiscal year ended February 28, 2007 levels due to lower total costs and expected increases in revenues for online services and technology revenue.  In general we expect our total revenues to increase at a higher rate then our total costs of revenues. Our cost of revenues may fluctuate based on multiple variables, including without limitations, revenue mix fluctuations, levels of professional services activities, infrastructure costs, and variable external support utilization rates. We expect our margins to fluctuate accordingly.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, promotional materials and trade show expenses.

The increase in our sales and marketing expense for the year ended February 28, 2007 compared to the year ended February 28, 2006, is primarily due to increased personnel costs. There was an increase in salaries of approximately $0.2 million related to an increase in time personnel spent focused on sales and marketing activities, an increase of approximately $0.2 million for stock compensation expense recognized in accordance with SFAS 123(R) and an increase of approximately $0.1 million related to commission expense.

The decrease in our sales and marketing expenses for the year ended February 28, 2006 compared to the year ended February 28, 2005, is primarily due to a decrease of approximately $0.3 million related to marketing and advertising, which was part of our planned decrease in sales and marketing expenditures.

We expect our sales and marketing expenses in our fiscal year ending February 29, 2008 to remain fairly consistent with our fiscal year ended February 28, 2007.  We cannot give assurance, however, that any new efforts to improve our marketing will result in additional sales or revenues.

Product Development Expenses

Product development expenses primarily consist of personnel, consulting, software and related maintenance, equipment depreciation expense and allocated overhead costs. Costs related to research, design and development of products and services have been charged to product development expense as incurred.

The increase in our product development expenses for the year ended February 28, 2007 compared to those for the year ended February 28, 2006, is the result of increased personnel costs and an increase allocated overhead costs to product development activities. There was an increase of approximately $0.2 million for stock compensation expense recognized in accordance with SFAS 123(R). Other personnel costs increased approximately $0.1 million. These costs included salaries, the newly implemented bonus plan and recruiting fees for new personnel. An increase in time spent on product development activities accounted for the remainder of the increase. These costs included allocated overhead costs, expenditures that were a result of variable support costs and incremental investment in our infrastructure related to product development activities. Most notably was approximately $0.1 million of costs attributed to the Digital Fastball service.

The decrease in our product development expenses for the year ended February 28, 2006, compared to those for the year ended February 28, 2005, was due primarily to a decrease in our internal efforts on product development activities of approximately $0.3 million. During the year ended February 28, 2006, the product development teams temporarily increased their focus on cost of revenues activities, as described in Cost of Revenues above.

We anticipate continuing to invest in additional functionality for our SubscribeNet service and underlying proprietary software. However, we expect those investments to fluctuate over time, and expect our product development expenses to fluctuate accordingly. We expect total product development expenditures to remain fairly consistent with our fiscal year ending February 29, 2008. We cannot give assurance that our product development efforts will result in new or improved products, features or functionality, or that the market will accept the improvements to existing or new products, features or functionality developed.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for administrative and executive personnel, fees for professional services, uncollectible account activity and certain allocated overhead costs.

The increase in our general and administrative expenses for the year ended February 28, 2007 compared to the year ended February 28, 2006, was due to several factors: First, approximately $900,000 for stock compensation expense recognized in accordance with SFAS 123(R), of which approximately $205,000 is attributable to the accelerated vesting of options for our former Chief Operating Officer as part of his severance agreement; second, approximately $200,000 for increased personnel costs related to the newly implemented bonus plan and administrative related payroll expense; and third, $112,500 million related to severance paid to our former Chief Operating Officer. These increases were partially offset by a decrease in our accounting and legal fees for the year of approximately $200,000.

Our general and administrative expenses for the year ended February 28, 2006 were consistent with the year ended February 28, 2005.

We expect total general and administrative expenses to decrease in our fiscal year ending February 29, 2008 due to an expected decrease of stock compensation expense and the one-time severance costs incurred in the fiscal year ended February 28, 2007 related to the departure of our former Chief Operating Officer. Stock compensation expense is expected to decrease as employee stock options with higher fair values become fully amortized, or certain unvested employee stock options become cancelled as part of the Employee Stock Option/Restricted Stock Unit Exchange Program (Exchange Program) described in Note 13, Subsequent Events.

Restructuring Expenses

For the year ended February 28, 2007, we incurred no expenses related to restructuring.

Restructuring expense for the year ended February 28, 2006 was related to severance payments of $41,000 made to employees who were terminated in connection with our sale of our Sun software resale activities to FusionStorm.

Restructuring expense recoupment for the year ended February 28, 2005 was related to a payroll tax refund for previously overpaid payroll taxes of approximately $75,000.  These overpaid payroll taxes related to supplemental unemployment compensation benefits for involuntarily terminated employees during our restructuring events in December 2000, August 2001 and May 2002.

Gain/Loss on Disposal of Assets

For the year ended February 28, 2007 we incurred a loss on the disposal of assets of approximately $1,000. For the years ended February 28, 2006 and February 28, 2005, we recognized a gain/(loss) of approximately $246,000 and ($47,000) on the disposal of assets, respectively. For the year ended February 28, 2006, there was a gain of $250,000 related to the sale of our Sun software resale activities to FusionStorm. The losses were related to the disposal of computer hardware.

Interest Expense

Interest expense primarily relates to obligations under notes payable.

For the years ended February 28, 2007, February 28, 2006 and February 28, 2005, interest expense was approximately $36,000, $58,000 and $101,000, respectively. The decrease in interest expense over the stated periods is due to the reduction of the principal balance on our notes payable, slightly offset by higher interest rates.

As of February 28, 2007, we have no outstanding debt or capital lease obligations, accordingly, we do not expect to incur any interest expense for the fiscal year ended February 29, 2008.

Interest and Other Income

For the years ended February 28, 2007, February 28, 2006 and February 28, 2005, interest and other income was approximately $0.7 million, $0.3 million and $0.1 million of income, respectively.

Interest and other income primarily relates to interest earned on our investment balances.  The increase in interest and other income for the years ended February 28, 2007 and February 28, 2006 are primarily the result of: (1) increased investment balances, resulting from the $6 million investment in our Series B Convertible Preferred Stock by Digital River in November 2005; and (2) an increase in the interest rates in the investment account.

The increase in interest and other income for the year ended February 28, 2007 is also the result of the settlement of a litigation matter entitled Leon Segen v. ComVest Venture Partners, LP et al, from which we received $152,366. The complaint alleged that between August 2001 and January 2002, various ComVest defendants owned more than 10% of our common stock, bought and sold our equity securities within a 6-month period, and failed to disgorge to us the profits allegedly realized in those trades, thereby violating Section 16(b) of the Exchange Act of 1934, as amended ("Exchange Act"). Certain of the ComVest Defendants were members of our Board of Directors between April 2001 and May 2002. The complaint demanded repayment to Intraware of the profits allegedly realized and retained in violation of Section 16(b) of the Exchange Act, together with interest and legal costs. In April 2006, the parties entered into a settlement agreement under which the ComVest Defendants paid us approximately $152,366, net of estimated attorney fees and costs, in settlement of all claims.

Income Taxes

As of February 28, 2007, the Company had federal and state net operating loss carryforwards of about $25.0 million and $12.6 million, respectively. These net operating losses are available to offset future taxable income and will expire at various dates between 2017 and 2027 if not utilized. In addition, the Company had federal and state credits of approximately $38,000 and $800,000, respectively. These federal research and development credits will expire beginning in 2012 and ending in 2027; the state credits will carry forward indefinitely. (See Note 4 to our "Notes to Consolidated Financial Statements" in Item 8 below.)

Net Loss

For the year ended February 28, 2007, our net loss increased to a $3.2 million, compared to $1.7 million for the fiscal year ended February 28, 2006. The increase in our net loss is primarily the result of $1.4 million in stock compensation expense recognized in accordance with SFAS 123(R), of which approximately $205,000 is attributable to the accelerated vesting of options for our former Chief Operating Officer as part of his severance agreement. We also incurred approximately $200,000 in relation to severance costs from terminated employees. We expect our net loss for the quarter ended May 31, 2007 to be lower than the loss for the quarter ended February 28, 2007.

Liquidity and Capital Resources

The following table presents our liquidity position at the end of our fiscal years 2007 and 2006 (in thousands):

	For the Years Ended
	February 28, 2007	February 28, 2006

Cash and cash equivalents	$ 12,260	$ 12,650
Working capital	9,747	11,208
Net cash provided by (used in) operating activities	442	(1,850)
Net cash provided by (used in) financing activities	(465)	5,200
Net cash used in investing activities	(367)	(163)

During the year ended February 28, 2007, we generated approximately $442,000 from operating activities, an increase from $1.9 million used in the prior fiscal year. We used cash in operating activities in all fiscal years prior to 2007. This increase was primarily due to two factors: first, increased billings from new customers and professional services which are reflected in the increase in our deferred revenue balance; and second, an increase in collection efforts in relation to our outstanding accounts receivable. The majority of our operating costs continue to relate to employee payroll and related expenditures.  We expect to continue to improve our cash provided by operations by increasing our billings to customers as more end-users are added to our SubscribeNet service.  Our ability to continue to generate positive cash flows in future periods will largely depend on our ability to increase the number of customers of our SubscribeNet service while increasing existing subscriptions through strong contract renewals.

Our net cash used in financing activities was $464,534 for the year ended February 28, 2007.  This primarily resulted from paying all of our outstanding notes payable related to our equipment advance agreements. Our total payments in relation to our notes payable for our fiscal year ended February 28, 2007 totaled $667,636.  The cash used in financing activities was slightly offset from $137,323 of cash we received during the year from the previously mentioned equipment advance agreements and $65,778 in proceeds from the issuance of approximately 21,000 shares of our common stock in connection with our stock option and employee stock purchase plans.

Our net cash used in investing activities during the year ended February 28, 2007 included approximately $400,000 for our purchase of fixed assets. We originally paid for these equipment purchases from our cash and cash equivalents, but later drew down approximately $100,000 under the above-mentioned equipment advance agreements to partially finance these purchases. The equipment advance agreements had a zero balance as of February 28, 2007. We used these fixed asset purchases primarily to upgrade and expand our SubscribeNet infrastructure and corporate information systems. We expect to use our existing cash and cash equivalents to finance additional fixed asset purchases.

We believe our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to fund our operating activities, capital expenditures and financing arrangements for the foreseeable future. Our future liquidity and capital requirements will depend on numerous factors, including our future revenues, the timing and extent of spending to support product development efforts and any expansion of sales and marketing and general and administrative activities, the success of our existing and new product and service offerings and competing technological and market developments. However, if our business declines from its current level, we could be forced to seek additional capital to fund our operations.

Commitments

The following table summarizes our lease obligations and contractual commitments at February 28, 2007 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands). This table provides information through our year ending February 28, 2010, as we do not have any lease obligations or contractual commitments beyond that point.

Payments due by period
	Total	Less than 1 Year	1-3 years (a)
Operating leases	$ 1,321	$ 525	$ 796
Contractual commitments	881	591	290
	$ 2,202	$ 1,116	$ 1,086

(a) Includes payments from March 1, 2008 through February 28, 2010.

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. These contracts are primarily related to services that directly support our SubscribeNet service and infrastructure.

As of February 28, 2007, our Series A and Series B redeemable convertible preferred stock entitled the holders to liquidation preferences of a minimum of $0.5 million and $6.0 million (or, if greater, the market price of the common stock into which the Series B Convertible Preferred Stock is convertible), respectively, in the event of our liquidation.

Off-Balance Sheet Arrangements

At February 28, 2007, we had no other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as "structured finance" or "special purpose" entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Securities and Exchange Commission (SEC) staff has indicated that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material effect on our financial statements.

In July 2006, the FASB issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, is effective for Intraware in our first quarter of fiscal 2008. We are currently evaluating the impact of FIN 48 on our consolidated financial position, results of operations, and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for our fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial position, results of operations, and cash flows.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At the end of fiscal year 2007, we had cash and cash equivalents of $12.3 million. We have not used derivative financial instruments in our investment portfolio during fiscal year 2007. We place our investments with high quality issuers, by policy, in an effort to limit the amount of credit exposure to any one issue or issuer.  All of our sales are in United States Dollars and therefore we do not have any significant foreign currency exchange risk.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Intraware, Inc.

We have audited the accompanying consolidated balance sheet of Intraware, Inc. and subsidiary as of February 28, 2007 and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intraware, Inc and subsidiary at February 28, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 7 to the consolidated financial statements, effective March 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment.

/s/ BDO Seidman, LLP

San Francisco, California
April 24, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Intraware, Inc:

In our opinion, the consolidated balance sheet as of February 28, 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended February 28, 2006, present fairly, in all material respects, the financial position of Intraware, Inc. and its subsidiaries at February 28, 2006, and the results of their operations and their cash flows for each of the two years in the period ended February 28, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
April 18, 2006

INTRAWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for per share amounts)

	February 28, 2007	February 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$ 12,260	$ 12,650
Accounts receivable, net	1,110	1,682
Costs of deferred revenue	490	393
Other current assets	263	329
Total current assets	14,123	15,054
Costs of deferred revenue, less current portion	432	244
Property and equipment, net	587	620
Other assets	217	146
Total assets	$ 15,359	$ 16,064

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK &
STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 797	$ 478
Notes payable	-	372
Accrued expenses	1,003	804
Deferred revenue	2,576	2,192
Total current liabilities	4,376	3,846
Deferred revenue, less current portion	681	136
Notes payable, less current portion	-	158
Total liabilities	5,057	4,140
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock; $0.0001 par value; 10,000 shares authorized:
Series A; 28 shares issued and outstanding at February 28, 2007 and
February 28, 2006, respectively (aggregate liquidation preference of $500
at February 28, 2007 and February 28, 2006).	449	449
Series B; 1 share issued and outstanding at February 28, 2007 and February 28, 2006,
(aggregate liquidation preference of $6,000 and $6,300 at February 28, 2007
and February 28, 2006, respectively).	5,701	5,701
Total redeemable convertible preferred stock	6,150	6,150
Stockholders' equity:
Common stock; $0.0001 par value; 25,000 shares authorized; 6,134 and 6,113 shares
issued and outstanding at February 28, 2007 and February 28, 2006, respectively.	1	1
Additional paid-in-capital	165,293	163,756
Accumulated deficit	(161,142)	(157,983)
Total stockholders' equity	4,152	5,774
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$ 15,359	$ 16,064

The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	For the Years Ended
	February 28, 2007	February 28, 2006	February 28, 2005

Revenues:
Online services and technology	$ 10,873	$ 9,639	$ 7,816
Alliance and reimbursement	-	1,402	2,431
Related party online services and technology	-	5	546
Software product sales	-	-	42
Total revenues	10,873	11,046	10,835
Cost of revenues:
Online services and technology	4,881	4,329	3,009
Alliance and reimbursement	-	1,200	1,523
Software product sales	-	-	37
Total cost of revenues	4,881	5,529	4,569
Gross profit	5,992	5,517	6,266
Operating expenses:
Sales and marketing	3,176	2,604	2,892
Product development	1,787	1,211	1,531
General and administrative	4,877	3,837	3,767
Restructuring	-	41	(75)
(Gain) loss on disposal of assets	1	(246)	47
Total operating expenses	9,841	7,447	8,162
Loss from operations	(3,849)	(1,930)	(1,896)
Interest expense	(36)	(58)	(101)
Interest and other income	726	322	139
Net loss	$ (3,159)	$ (1,666)	$ (1,858)
Basic and diluted net loss per share	$ (0.52)	$ (0.27)	$ (0.31)
Weighted average shares - basic and diluted	6,128	6,071	6,013

The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'	Comprehensive
	Shares	Amount	Capital	Deficit	Equity	Loss

Balance at February 29, 2004	5,950	$ 1	$ 162,048	$ (154,459)	$ 7,590
Exercise of stock options	40	-	404	-	404
Issuance of common stock for employee stock purchase program	20	-	230	-	230
Conversion of warrants into common stock	35	-	491	-	491
Net loss	-	-	-	(1,858)	(1,858)	$ (1,858)
Other comprehensive loss						-
Total comprehensive loss						$ (1,858)

Balance at February 28, 2005	6,045	1	163,173	(156,317)	6,857
Exercise of stock options	14	-	25	-	25
Issuance of common stock for employee stock purchase program	26	-	109	-	109
Conversion of preferred stock into common stock	28	-	449	-	449
Net loss	-	-	-	(1,666)	(1,666)	$ (1,666)
Other comprehensive loss						-
Total comprehensive loss						$ (1,666)

Balance at February 28, 2006	6,113	1	163,756	(157,983)	5,774
Exercise of stock options	10	-	25	-	25
Issuance of common stock for employee stock purchase program	11	-	41	-	41
Stock based compensation	-	-	1,471	-	1,471
Net loss				(3,159)	(3,159)	$ (3,159)
Other comprehensive loss						-
Total comprehensive loss						$ (3,159)

Balance at February 28, 2007	6,134	$ 1	$ 165,293	$ (161,142)	$ 4,152

The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended
	February 28, 2007	February 28, 2006	February 28, 2005
Cash flows from operating activities:
Net loss	$ (3,159)	$ (1,666)	$ (1,858)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	414	586	591
Provision for (recovery of) doubtful accounts	(22)	9	(23)
Stock based compensation	1,410	-	-
Loss (gain) on sale of fixed assets	1	(246)	47
Amortization of discount on note payable	-	3	21
Changes in assets and liabilities:
Accounts receivable	594	75	(280)
Costs of deferred revenue	(227)	(163)	(217)
Other assets	(4)	(75)	(43)
Accounts payable	307	80	(205)
Accrued expenses	199	(165)	39
Deferred revenue	929	(288)	284
Related party deferred revenue	-	-	(646)
Net cash used in operating activities	442	(1,850)	(2,290)
Cash flows from investing activities:
Purchase of property and equipment	(367)	(413)	(514)
Proceeds from sale of assets	-	250	2
Net cash used in investment activities	(367)	(163)	(512)

Cash flows from financing activities:
Proceeds from notes and warrants, net of issuance costs	137	246	426
Principal payments on notes payable	(668)	(883)	(1,082)
Proceeds from common stock and warrants, net of issuance costs	66	134	1,117
Proceeds from preferred stock, net of issuance costs	-	5,703	-
Net cash provided by financing activities	(465)	5,200	461
Net increase (decrease) in cash and cash equivalents	(390)	3,187	(2,341)
Cash and cash equivalents at beginning of the year	12,650	9,463	11,804
Cash and cash equivalents at end of the year	$ 12,260	$ 12,650	$ 9,463

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 38	$ 61	$ 82
Supplemental non-cash activity:
Common stock issued for preferred stock conversion and
warrant exercises	$ -	$ 28	$ -
Purchases of property and equipment in accounts payable	$ 27	$ 25	$ 92
Shareholder receivable for common stock purchase	$ -	$ -	$ 8

The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Overview

We were incorporated in Delaware on August 14, 1996. We launched the first outsourced Web-based electronic software delivery and management solution in 1996. Today, we are a leading provider of digital goods management and delivery, primarily for enterprise software publishers and resellers. Our services help customers streamline manufacturing, distribution and support costs; develop business intelligence about their customers; strengthen customer retention and maintenance renewals; accelerate and document software and license key delivery for revenue recognition purposes; and comply with U.S. export controls. Our Corporate Headquarters is in Orinda, California, and we have an additional Sales office Boston, Massachusetts.

Principles of Consolidation

These consolidated financial statements include our accounts and those of our wholly-owned subsidiary Intraware Europe Limited. We have eliminated all significant inter-company balances and transactions.

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

As of February 28, 2007 and February 28, 2006, all of our investments were classified as cash equivalents. Our investments are made with high quality financial institutions in amounts that exceed FDIC limits.

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

For the year ended February 28, 2007, no customer accounted for more than 10% of our revenues. For the years ended February 28, 2006 and February 28, 2005, transactions with Software Spectrum, Inc. accounted for approximately 20% and 30% of our total revenues, respectively. For the years ended February 28, 2006 and February 28, 2005, no other customers accounted for more than 10% of our total revenues. At February 28, 2007, two customers, EMC Corp. and Borland Software Corp, accounted for 16% and 13% of our accounts receivable balance, respectively. At February 28, 2006, five customers, Hyperion Software, Business Objects S.A., EMC Corp., Sybase, Inc. and Progress Software Corporation, accounted for 13%, 12%, 11%, 10% and 10% of our accounts receivable balance, respectively.

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

When assets are sold or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the asset and accumulated depreciation and amortization accounts, respectively. Upon the disposition of property and equipment, the accumulated depreciation and amortization is deducted from the original cost and any gain or loss on that sale or disposal is credited or charged to operating expenses.  For the year ended February 28, 2007, we recognized a loss from the disposal of assets of approximately $1,000. For the year ended February 28, 2006, there was a gain of $250,000 related to the sale of our Sun software resale activities to FusionStorm.

Maintenance, repairs, and minor renewals are charged to expense as incurred.

Expenditures that substantially increase an asset's useful life are capitalized.

Long-Lived Assets

We account for impairments of tangible long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No such changes in circumstances have occurred to date. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we compare the book value of such assets to the future undiscounted cash flows attributed to those assets. If the book value is greater than the future undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

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

We defer online services and technology revenues related to our SubscribeNet digital delivery service and generally recognize them ratably over the term of the service arrangement. The typical subscription term is one year, although some may be shorter or extend up to approximately three years. Our customer contracts are generally noncancelable, though customers usually have the right to terminate their contracts for cause if we materially fail to perform. A majority of our SubscribeNet service implementations for new customers involve customization essential to the functionality of the service. In these cases, we defer revenue recognition until the service go-live date is reached, and then recognize the SubscribeNet revenue on a ratable basis over the remaining contract term if the implementation is bundled. If the implementation fees are charged separately, then the associated revenue is recognized in accordance with our professional services revenue recognition policy, as stated below. The go-live date is the later of the date on which acceptance has been received subsequent to the delivery of the essential functionality is delivered or the point at which no additional customization is required. Our SubscribeNet contracts with customers normally give the customer a period of time (generally five days) to evaluate a SubscribeNet implementation after we have completed it, and provide that the customer is deemed to have accepted the implementation if it has not affirmatively rejected it within that period. We typically rely on such non-rejections by customers to indicate their acceptance of implementations.

We also sell additional professional services related to SubscribeNet agreements. Generally, these services do not provide stand-alone value to a customer and, accordingly, we defer recognition of this revenue until the go-live date for the professional services, similar to the manner in which we treat SubscribeNet service revenues discussed above. Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the acceptance of the professional services. Estimated customer life requires that we periodically estimate the projected life of our existing customers based on historical information such as customer renewal rates. In some instances, the implementation of the SubscribeNet service and professional services are bundled into the initial agreement without specifically stating the fees for each one. In these instances, the professional services fees are recognized from acceptance to the end of the remaining contract term on a ratable basis with the SubscribeNet fee.

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

We have service level commitment obligations to our customers. Revenues reserves, including potential customer credits related to unmet service level commitments, are established in the same period that the related revenues are recorded. We base these estimates on historical experience adjusted for other known trends and factors. Our revenue reserves are subject to management's best judgment, and actual customer credits could be different from our estimates resulting in future adjustments to our revenues and operating results.

Deferred Revenue

Deferred revenue consists primarily of billings or payments received in advance of revenue recognition from the sale of our SubscribeNet services, software licenses, software maintenance, and software research and evaluation services. Such revenue is recognized as revenue recognition criteria are met.

Deferred Costs

We capitalize direct costs of revenues related to significant SubscribeNet service implementations and established professional services contracts associated with our SubscribeNet services. Direct costs include compensation and payroll-related fringe benefits directly related to the time spent on significant implementation and professional services activities. These costs are recognized over the same period as the related revenue is recognized (see Revenue Recognition above). Costs associated with professional services involving significant new functionality for the SubscribeNet service that are partially or fully funded by customers, but which do not qualify as funded research and development activities, are expensed as cost of revenues as incurred until a working model is delivered to the customer. Once a working model has been delivered, all additional direct costs are capitalized in the same manner discussed above. Any changes in our estimated customer life estimates could result in corresponding changes to our recognition of deferred revenues and costs. A 10% increase in our estimated customer life during the fiscal year ended February 28, 2007 would have caused a decrease in the amortization of both deferred revenues and deferred costs of revenues, resulting in an increase in net loss totaling approximately $16,700. At February 28, 2007, we had approximately $0.9 million in capitalized costs relating to deferred revenues. We expense customer acquisition costs, including sales commissions, as incurred. We also defer legal costs incurred in connection with patent applications. As of February 28, 2007, we had $0.2 million in deferred legal costs related to patents. Upon issuance of a patent, the deferred legal costs for that patent are expensed ratably over the patent's useful life.

Advertising Expense

We use online seminars known as "webinars," print and online advertising, trade shows, direct mail, online promotions and regional marketing development to expand product and brand awareness in the information technology professional community. All advertising costs are expensed as incurred. Advertising costs amounted to approximately $0.2 million for the year ended February 28, 2007, $0.2million for the year ended February 28, 2006, and $0.5 million for the year ended February 28, 2005.

Web Site Development Costs

Intraware accounts for web site development costs in accordance with the provisions of "Accounting for Web Site Development Costs" Emerging Issues Task Force Issue No.00-2 or EITF 00-2, which requires that certain costs to develop web sites be capitalized or expensed, depending on the nature of the costs. We amortize web site development costs using the straight-line method over an estimated useful life of two years. The total capitalized web site development costs for the fiscal year ended February 28, 2007 were approximately $10,500.

Stock-Based Compensation

In March 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments, or that may be settled by the issuance of such equity instruments. The statement eliminates the practice of accounting for share-based compensation transactions using the intrinsic value method, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statements of income. In March 2005, the SEC issued SAB 107 regarding the Staff's interpretation of SFAS 123(R). This interpretation provides the Staff's views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123(R) and investors and users of the financial statements in analyzing the information provided.

Following the guidance prescribed in SAB 107, on March 1, 2006 we adopted SFAS 123(R) using the modified prospective method and accordingly, have not restated the consolidated results of income from prior interim periods and fiscal years. Under SFAS 123(R), we are required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest. Stock options issued under our equity plans, as well as stock purchases under our employee stock purchase plan, are subject to SFAS 123(R). Stock options generally vest over a three to four-year service periodSince our adoption of SFAS 123 (R), we have implemented the 2006 Equity Incentive Plan. See Note 7 for further discussion on the new equity incentive plan, the adoption of this standard and its effects on the financial statements presented herein.

In connection with our adoption of FAS No. 123R, we elected to use the alternative transition method (also known as the "short-cut" method) to calculate our historical pool of windfall tax benefits as allowed under FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The alternative transition method allows the use of a simplified method to establish the beginning balance of the additional paid-in capital pool (the "APIC pool"), which is available to absorb shortfalls when actual tax deductions are less than the related book share-based compensation cost recognized subsequent to the adoption of SFAS 123(R).

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

Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase. The terms of our redeemable convertible preferred stock include the right to participate in dividends declared to common stockholders. Our redeemable convertible preferred stock does not have a contractual obligation to share in the Company's losses in any given period. As a result, this participating security will not be allocated any losses in the periods of net losses, but income will be allocated in the periods of net income using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings.  Under the two-class method, net income is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amounts of dividends that must be paid for the current period.  The remaining earnings are then allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed.  The total earnings allocated to each security are determined by adding together the amounts allocated for dividends and the amounts allocated for a participation feature.  The total earnings allocated to each security are then divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share.

Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect is dilutive. Potential common shares are composed of common stock and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon the conversion of preferred stock. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per share as well as securities not included in the diluted net loss per share calculation because to do so would be antidilutive:

	For the years ended
	February 28, 2007	February 28, 2006	February 28, 2005
	(in thousands, except per share amounts)
Numerator:
Net loss	$ (3,159)	$ (1,666)	$ (1,858)

Denominator:
Weighted average shares	6,128	6,071	6,013
Denominator for basic and diluted calculation	6,128	6,071	6,013

Basic and diluted net loss per share	$ (0.52)	$ (0.27)	$ (0.31)

Antidilutive securities not included in weighted average shares:
Redeemable convertible preferred stock	1,028	1,028	55
Warrants to purchase common stock	84	159	159
Options to purchase common stock	1,345	1,117	1,134
	2,457	2,304	1,348

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

Recent Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material effect on our financial statements.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for Intraware in our first quarter of fiscal 2008. We are currently evaluating the impact of FIN 48 on our consolidated financial position, results of operations, and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for our fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial position, results of operations, and cash flows.

NOTE 2.                ALLIANCES

•       Agreement with Digital River.   On June 21, 2006, we entered into a strategic marketing agreement with Digital River. Under the terms of the agreement, we are able to work collaboratively with Digital River in jointly developing and marketing an integrated service offering that integrates Digital River's eCommerce solution with our SubscribeNet service. The agreement also allocates revenue between the two companies where our respective services are sold as part of an integrated offering. In addition, the strategic marketing agreement appoints us as a reseller of various Digital River offerings. The agreement expires on December 31, 2007 unless extended by the parties.

•       Agreement with Akamai.   On June 30, 2006, we entered into a reseller agreement with Akamai to become a reseller of Akamai services in North America. We also may resell the Akamai services outside North America by mutual agreement with Akamai. As part of the agreement, Intraware was able to integrate with Akamai's global EdgePlatform thereby enabling customers to achieve better cost savings, increased scalability, and performance improvements via higher software download completion rates. The agreement provides for certain discounts and payments where we act as a reseller of Akamai services. We also receive referral fees from Akamai on occasion where we refer customers to Akamai but do not act as a reseller. However, those referral fees are paid under Akamai's own referral program and are not a part of our reseller agreement. Our reseller agreement with Akamai expires June 30, 2007 unless extended by agreement of the parties.

•       Agreement with Aspera.   We signed a reseller agreement with Aspera on December 22, 2006. That agreement allows us to combine Aspera's high speed file transfer technology with our core SubscribeNet service, and also with our Digital Fastball service. The reseller agreement provides for certain allocations of fees between us and Aspera whenever we sell the Aspera service as part of a SubscribeNet sale. Our reseller agreement with Aspera remains in effect indefinitely, although we may terminate the agreement for convenience upon a specified notice period.

•       Preferred Rights Management Partner Program.   On October 17, 2006, we introduced our Preferred Rights Management Partner Program, a vehicle by which digital rights management companies can offer their customers hosted licensing and software delivery services using our SubscribeNet service. As members of our program, digital rights management providers receive technical and business development support from us related to the development and sales of products or services that operate in conjunction with our SubscribeNet service. Our member agreements also provide lead generation fees for customer referrals we provide to them, and for referrals they provide to us. The current members of our Preferred Rights Management Partner Program are Reprise Software, Inc., Uniloc Corporation, and Agilis Software, LLC.

• Resale of SubscribeNet Service by Hewlett-Packard Company. In September 2004, we entered into an agreement with Hewlett-Packard Company ("HP") for its resale of our SubscribeNet service through HP's Software Publisher Services division (the "HP Reseller Agreement").  Under the HP Reseller Agreement, HP pays us service fees based on its resales of the SubscribeNet service.  The term of the HP Reseller Agreement is one year, subject to automatic annual renewal for one-year periods each September. Each party has the right to terminate the HP Reseller Agreement without cause upon 120 days' notice. To date, no revenue has been recognized under the HP Reseller Agreement.

NOTE 3.                BALANCE SHEET COMPONENTS

Allowance for doubtful accounts:
Balance of allowance for doubtful accounts at March 1, 2005	$13,000
Addition (reduction) to allowance for doubtful accounts	9,000
Bad debt expense for the year ended February 28, 2006	-
Balance of allowance for doubtful accounts at February 28, 2006	22,000
Addition (reduction) to allowance for doubtful accounts	(22,000)
Bad debt expense for the year ended February 28, 2007	-
Balance of allowance for doubtful accounts at February 28, 2007	$-

For the years ended February 28, 2007, February 28, 2006 and February 28, 2005, we provided for an increase (decrease) in the allowance for doubtful accounts of approximately ($22,000), $9,000, and ($23,000), respectively. We have not written off any accounts receivable balances against the allowance for doubtful accounts for the fiscal years ended February 28, 2007, February 28, 2006 or February 28, 2005.

	February 28, 2007	February 28, 2006
	(in thousands)

Property and equipment, net:
Computer equipment and software	$ 5,011	$ 6,285
Furniture and office equipment	928	928
Leasehold improvements	89	89
Work in progress	107	-
	6,135	7,302
Less: accumulated depreciation and amortization	(5,548)	(6,682)
	$ 587	$ 620

For the years ended February 28, 2007, February 28, 2006, and February 28, 2005, depreciation and amortization expense of property and equipment was $0.4 million $0.6 million, and $0.6 million, respectively.  No assets were acquired under capital lease for the years ended February 28, 2007, February 28, 2006, and February 28, 2005.

	February 28, 2007	February 28, 2006
	(in thousands)

Accrued expenses:
Accrued compensation and benefits	$ 713	$ 368
Accrued professional services	239	267
Other	51	169
	$ 1,003	$ 804

NOTE 4.                INCOME TAXES

The Tax Reform Act of 1986 limits the use of net operating losses and tax credit carryforwards in certain circumstances where changes occur in the stock ownership of a company. Due to a current year ownership change the company has recalculated the Federal and State NOLs that would not expire due to carryover limitations. As of February 28, 2007, the Company has Federal and State net operating loss carryforwards of approximately $25.0 million and $12.6 million, respectively. These net operating losses are available to offset future taxable income and will expire at various dates between 2017 and 2027 if not utilized.

In addition, the Company has applied the rules under the Internal Revenue Code of 1986 as amended and similar state provisions to assess the amount of research and development credits that are available prospectively. The Company has federal and state credit carry forwards of approximately $38,000 and $800,000 respectively. The federal research and development credits will expire beginning in 2012 and ending in 2027; the state credits will carry forward indefinitely. Should there be a change of ownership in the future, these carryforward amounts may be further limited

As of February 28, 2007, a full valuation allowance continues to be recorded for the net deferred tax asset based on management's assessment that realization of deferred tax assets is uncertain due to the history of losses, the variability of operating results and the inability to conclude that it is more likely than not that sufficient taxable income would be generated in future periods to realize those deferred tax assets.

Net deferred assets are composed of the following (in thousands):

	February 28, 2007	February 28, 2006	February 28, 2005
Deferred tax assets:
Net operating loss carryforwards	$ 9,251	$ 33,195	$ 32,571
Fixed asset basis difference	213	193	191
Research and development credits	579	1,453	1,453
Stock option compensation	179	-	-
Accruals and reserves	126	212	332
Total deferred tax assets	10,348	35,053	34,547
Valuation allowance	(10,348)	(35,053)	(34,547)
Total deferred tax assets	$ -	$ -	$ -

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for the year summarized below:

	February 28, 2007	February 28, 2006	February 28, 2005
Provision computed at federal statutory rate	-34.00%	-34.00%	-34.00%
State taxes, net of federal benefit	-4.07%	-5.76%	0.00%
Effect of permanent differences	10.28%	0.45%	0.00%
Change in valuation allowance	27.79%	39.31%	34.00%
Provision for income taxes	0.00%	0.00%	0.00%

During the years ended February 28, 2007 and 2006, the Company's deferred tax asset and deferred tax asset valuation allowance decreased by about $24.7 million. The decrease in the valuation allowance mostly relates to the result of a section 382 study determining that a substantial portion of the accumulated net operating losses and federal research credits would never be utilized.

NOTE 5.                COMMITMENTS AND CONTINGENCIES

Operating Leases and Contractual Commitments

We lease our office facilities and certain equipment under noncancelable operating lease agreements, which expire at various dates through our fiscal year ending 2010. The leases require that we pay all costs of maintenance, utilities, insurance and taxes. Rent expense under these leases totaled approximately $0.5 million for each of the years ended February 28, 2007, February 28, 2006 and February 28, 2005.

In addition, in prior years we subleased a portion of our facilities in Orinda, California. As a result, we received approximately $32,000 and $63,000 in sublease payments during the years ended February 28, 2006 and February 28, 2005, respectively, which was offset against rent expense.

Future minimum payments under all operating leases contractual commitments at February 28, 2007, are as follows (in thousands):

	Payments due by period
	Total	2008	2009	2010
Operating leases	$ 1,321	$ 525	$ 530	$ 266
Contractual commitments	881	591	221	69
	$ 2,202	$ 1,116	$ 751	$ 335

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. These contracts are primarily related to services that directly support our SubscribeNet service and infrastructure.

Indemnifications

In the course of our business, we have given indemnities and made commitments and guarantees under which we may be required to make payments. These indemnities include:

  Intellectual Property Indemnities to Customers and Resellers. Our customer and reseller agreements for our SubscribeNet service typically contain provisions that indemnify our customers or resellers for damages and costs resulting from claims alleging that our services infringe the intellectual property rights of a third-party. We have also entered into software license agreements indemnifying the licensees for damages and costs resulting from claims alleging that the software infringes third-party intellectual property rights. The duration of these indemnities is typically unlimited. Our potential payments under these indemnities are in some cases limited (e.g., to the fees paid to us under the contract or to another amount) and are in other cases unlimited. Where we have given such indemnities for third-party software licenses that we resold, we have typically received similar indemnities from the enteprise technology companies. We plan to continue to enter into SubscribeNet service agreements with customers and resellers, to continue to license software, and to continue to provide industry-standard indemnities to our service customers, resellers and licensees.
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

Legal Proceedings

In re Intraware, Inc. Initial Public Offering Securities Litigation

In October 2001, we were served with a summons and complaint in a purported securities class action lawsuit. On or about April 19, 2002, we were served with an amended complaint in this action, which is now titled In re Intraware, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-9349 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The amended complaint is brought purportedly on behalf of all persons who purchased our common stock from February 25, 1999 (the date of our initial public offering) through December 6, 2000. It names as defendants Intraware, three of our present and former officers and directors, and several investment banking firms that served as underwriters of our initial public offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that the underwriters misused their securities analysts to manipulate the price of our stock. No specific damages are claimed.

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

The settlement provides that, in exchange for a release of claims against the settling issuer-defendants, the insurers of all of the settling issuer-defendants will provide a surety undertaking to guarantee plaintiffs a $1 billion recovery from the non-settling defendants, including the underwriter-defendants. If the plaintiffs recover at least $1 billion from the underwriter-defendants, our insurers would have no liability for settlement payments under the terms of the settlement. If the plaintiffs recover less than $1 billion, we believe our insurance will likely cover our share of any payments towards satisfying plaintiffs' $1 billion recovery deficit. Management estimates that its range of loss relative to this matter is zero to $3.5 million. Presently there is no more likely point estimate of loss within this range. As a consequence of the uncertainties described above regarding the amount we will ultimately be required to pay, if any, as of February 28, 2007, we have not accrued a liability for this matter.

On August 31, 2005, the court granted preliminary approval of the settlement. A fairness hearing for the settlement took place in April 2006. After the hearing, the court took the matter under submission and has not yet issued a final ruling. In addition, on December 5, 2006, the Court of Appeals for the Second Circuit reversed the class certification order of the district court judge, and concluded that none of the six focus cases presented to the appellate court for consideration can be certified as a class action. The Court then denied a rehearing of the issue on April 6, 2007. It remains unclear as of this date whether or how this new ruling will impact the settlement currently under consideration by the district court.

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

	Preferred Stock
	Shares	Amount
Balance at February 29, 2004	55	$ 898
No activity	-	-
Balance at February 28, 2005	55	898
Conversion of Series A Preferred Stock into common stock	(27)	(449)
Issuance of Series B Preferred Stock, net of issuance costs of $300	1,000	5,701
Balance at February 28, 2006	1,028	$ 6,150
No activity	-	-
Balance at February 28, 2007	1,028	6,150

Series A

On January 16, 2001, we raised $5.2 million in financing through the sale of a new class of Series A Preferred Stock and warrants to investors. Under the terms of this financing, we issued an aggregate of 287,292 shares of Series A Preferred Stock at a per share price of $18.10 and warrants to purchase 28,728 shares of common stock at an exercise price of $19.90, or 110% of the purchase price of the Series A Preferred Stock. The warrants expired January 16, 2005, which was four years from the issuance date. The purchase price for the Series A Preferred Stock was the average closing price of our common stock during the ten trading-day period ending January 11, 2001, plus a 15% premium. Each share of Series A Preferred Stock is convertible into one share of common stock at the election of the holder and entitles the holder to a liquidation preference equal to the amount of the original investment, in the event of liquidation, winding-up or our dissolution. The Series A Preferred Stock does not have a dividend; however, the stockholders do participate in dividends declared to common stockholders. No common dividends have been declared during the years ended February 28, 2007, February 28, 2006 and February 28, 2005. The Series A Preferred Stock is not subject to adjustments to the conversion ratio, except for proportional adjustments in the event of a split or combination of the common stock. The holders of the Series A Preferred Stock vote together with other classes, with each share of Series A Preferred Stock having the number of votes equal to the number of shares of common stock into which the Series A Preferred Stock could be converted. Proceeds from this financing were allocated based on relative fair values of the Series A Preferred Stock and warrants issued.

As part of our agreement with the Series A Preferred Stock purchasers, we filed with the SEC a registration statement to register the resale of the common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the warrants.  The SEC declared that registration statement effective on October 4, 2002.

At February 28, 2007, 27,624 shares of Series A Preferred Stock remained outstanding.

Series B

On November 9, 2005, we entered into a Series B Convertible Preferred Stock Purchase Agreement with Digital River, Inc., pursuant to which Digital River agreed to purchase 1,000 shares of our Series B Convertible Preferred Stock for an aggregate purchase price of $6.0 million representing an approximately 14% ownership stake, if converted, as of February 28, 2007. Concurrently, we entered into an Investor Rights Agreement and a Standstill and Stock Restriction Agreement with Digital River. The transaction closed on November 10, 2005. Proceeds from the transaction were approximately $5.7 million, net of investment banking and legal fees.

Each share of Series B Convertible Preferred Stock is convertible into 1,000 shares of our common stock (subject to adjustment for stock splits and the like) at any time at the option of Digital River. In addition, each share of Series B Convertible Preferred Stock shall automatically convert into 1,000 shares of our common stock upon any transfer, except for transfers to an affiliate of Digital River. The Series B Convertible Preferred Stock is also entitled to liquidation rights in connection with a liquidation event, including an acquisition of Intraware by an entity other than Digital River that causes the voting power of holders of voting securities immediately prior to the transaction to fall below fifty percent and certain non-cumulative dividend rights. We also have certain redemption rights with respect to the Series B Convertible Preferred Stock if it has not been entirely converted to common stock by November 9, 2007. At any time after November 9, 2007, we may redeem all (but not less than all) outstanding shares of Series B Preferred Stock that have not been converted to common stock.  We may redeem the preferred shares by paying the greater of (1) $9 per share (1.5 times the value of the original issuance price) plus any declared but unpaid dividends for those shares, or (2) in the sale, liquidation, or winding up of the Company, the amount of funds payable to holders of the Series B Preferred Stock immediately prior to redemption, with the shares of Series B Preferred Stock being treated for this purpose as if they had been converted to common stock at the then-applicable conversion rate. The liquidation preference will be an amount per share equal to the greater of the purchase price plus all declared and unpaid dividends (if any) on such shares of the Series B Convertible Preferred Stock, or the aggregate amount per share that would have been payable had it been converted to common stock immediately prior to the liquidation event. The liquidation preference of the Series B Convertible Preferred Stock at February 28, 2007 was $6.0 million.

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

Pursuant to the Standstill and Stock Restriction Agreement, Digital River may not acquire beneficial ownership of more than 15% of our voting power during the standstill period. The standstill period terminates when either Digital River owns less than 10% of our voting power or upon change of control of Intraware, or is suspended for those periods during which a third-party has acquired more than 15% but less than 50% of our voting power, we enter into an agreement for a merger, asset sale or other transaction with a third party, or a third party commences a tender offer for our voting stock. Because at least one shareholder owns more than 15% of our outstanding voting common stock, the standstill period is currently suspended. This agreement also subjects Digital River's right to transfer its shares (other than to affiliates) to a right of first refusal by us to purchase the shares. This agreement also imposes certain obligations on Digital River regarding quorum at stockholder meetings and dissenter's rights.

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

The Rights will expire on the earlier of (i) September 23, 2015, or (ii) redemption or exchange of the Rights under the Rights Agreement. In the event the Company has insufficient Series D Preferred available for all Rights to be exercised, and subject to Board approval, we may instead substitute cash, assets or other securities for the Series D Preferred.

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

On June 22, 2006, our Board of Directors approved an Amended and Restated Preferred Stock Rights Agreement (the "Amended and Restated Rights Agreement"), which amended and restated the Preferred Stock Rights Agreement between us and Computershare Investor Services LLC, as Rights Agent (the "Rights Agent") dated September 8, 2005. We and the Rights Agent executed the Amended and Restated Rights Agreement on June 26, 2006. The Amended and Restated Rights Agreement restated the definition of "Acquiring Person" such that Crosslink, Inc. ("Crosslink") and certain affiliates of Crosslink shall not be deemed to trigger the Acquiring Person ownership threshold until Crosslink, together with its affiliates, own, or announce a tender offer to acquire, 20% or more of the Company's common stock. The existing Acquiring Person ownership threshold of 15% remained in place for all other persons pursuant to the terms of the Amended and Restated Rights Agreement.

On January 19, 2007, our Board of Directors approved a Second Amended and Restated Preferred Stock Rights Agreement (the "Second Amended and Restated Rights Agreement"), which amended and restated the Preferred Stock Rights Agreement between us and the Rights Agent dated September 8, 2005, and as amended June 26, 2006. We and the Rights Agent executed the Second Amended and Restated

Rights Agreement on January 22, 2007. The Second Amended and Restated Rights Agreement restates the definition of "Acquiring Person" such that Special Situations Technology Fund, L.P. and Special Situations Technology II, L.P. (collectively "Special Situations Technology Funds") and certain affiliates of Special Situations Technology Funds shall not be deemed to trigger the Acquiring Person ownership threshold until Special Situations Technology Funds, together with their affiliates, own, or announce a tender offer that would lead them to own, 20% or more of the Company's common stock. Except as provided in the Amended and Restated Rights Agreement dated June 26, 2006 — under which the Board of Directors modified the definition of Acquiring Person in the same manner for Crosslink, Inc. — the existing Acquiring Person ownership threshold of 15% remains in place for all other persons pursuant to the terms of the Second Amended and Restated Rights Agreement.

NOTE 7.                COMMON STOCK

Reverse Stock Split

At the close of business on September 26, 2005, we effected a one-for-ten reverse split of our common stock. All share and per share information included in the consolidated financial statements in this annual report on Form 10-K have been retroactively adjusted to reflect the reverse stock split. Shares authorized and par value were not adjusted, as they were not affected by the reverse stock split.

Common Stock and Warrants

On December 13, 2006, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation. We amended the total number of shares of all classes of stock that we have the authority to issue to 60 million, consisting of 50 million shares of common stock and 10 million shares of preferred stock. Prior to the amendment, we had the authority to issue 260 million shares, consisting of 250 million shares of common stock and 10 million shares of preferred stock. The amendment was approved by our stockholders.

In May 2001 we issued CorpSoft, Inc., a leading business software reseller, a fully vested nonforfeitable warrant to purchase 80,000 shares of our common stock at $17.10. The warrants were issued as a part of an agreement with CorpSoft, Inc. for its resale of our Argis suite of products. The fair value of the warrant was approximately $1.6 million on May 22, 2001, computed using the Black-Scholes option-pricing model. The fair value was recorded as prepaid distribution costs and was amortized as a reduction in revenue. These costs were fully amortized as of February 28, 2003. The term of the warrant is ten years.

In August 2003, we issued a note payable to Silicon Valley Bank for proceeds of approximately $2.0 million. The note was payable in fixed monthly principal installments plus interest through September 2005. In connection with the note payable, we issued warrants to purchase 4,173 shares of our common stock at an exercise price of $11.90 per share. The warrants were immediately exercisable and expires in August 2010. As of February 28, 2007, the warrants had not been exercised.

As of February 28, 2007 and February 28, 2006, there were no shares of outstanding common stock subject to repurchase.

As of February 28, 2007, the following table summarizes the terms of our outstanding warrants to purchase common stock.

Issuance Date	Number of Shares	Exercise Price	Expiration Date
May 21, 2001	80,000	$ 17.10	May 21, 2011
August 1, 2003	4,173	11.90	August 1, 2010
	84,173

Stock Option Plans

2006 Equity Incentive Plan

General

On August 9, 2006, we adopted the 2006 Plan, which was approved by our shareholders on October 10, 2006. The 2006 Plan replaces our 1996 stock option plan (1996 Plan), which expired in November 2006. The 2006 Plan will expire on August 9, 2016.

The 2006 Plan is an "omnibus" equity plan consisting of a variety of equity vehicles to provide flexibility in using equity awards, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and dividend equivalents. Stock options granted under the 2006 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISOs") may be granted only to our employees (including directors who are also employees). Nonstatutory stock options ("NSOs") may be granted to our employees and consultants. At February 28, 2006, we had reserved approximately 400,000 shares of common stock for issuance under the 1996 Plan. The initial share reserve under the 2006 Plan equals 450,000 shares, plus any shares that were subject to stock options outstanding under the 1996 Plan as of the annual meeting date (October 10, 2006) that subsequently expire unexercised. If awards that were granted under the 1996 Plan expire, are cancelled or otherwise terminate without being exercised, the shares subject to those awards will become available for grant under the new 2006 Plan up to a cap of one million shares. In addition, to the extent (a) shares are surrendered in exercise of awards or payment of tax, or (b) awards are settled in cash, such shares will not be deemed issued under the 2006 Plan. The 2006 Plan does not include any provision that would increase the share reserves on an annual or other regular basis.

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

Options and stock appreciation rights granted under the 2006 Plan may vest and become exercisable in cumulative increments as determined by the Administrator, provided that the participant's employment or service as a director or consultant to the Company or certain related entities or designated affiliates continues from the date of grant until the applicable vesting date. Shares covered by awards granted under the 2006 Plan may be subject to different vesting terms. The Administrator has the power to accelerate the time during which an award may be exercised. Upon exercise of a stock appreciation right, the holder of the stock appreciation right shall be entitled to receive payment in an amount equal to the product of (i) the difference between the fair market value of a share on the date of exercise and the exercise price and (ii) the number of shares for which the stock appreciation right is exercised. Payment to the holder of a stock appreciation right will only be made in shares of our common stock. In order to permit awards to qualify as "performance based compensation" under Section 162(m) of the Code, no employee may be granted more than 250,000 shares in any fiscal year of the Company, except that up to 500,000 shares may be granted in the participant's first fiscal year of service.

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

Performance Units

Performance units are similar to performance shares, except that they shall be settled in cash equivalent to the fair market value of the underlying shares of our common stock, determined as of the vesting date. The shares available for issuance under the 2006 Plan shall not be diminished as a result of the settlement of a performance unit. Each performance unit award shall be evidenced by an agreement that shall specify such terms and conditions as shall be determined at the discretion of the Administrator. However, no participant shall be granted a performance unit award with a cash-equivalent value exceeding $250,000 in any of our fiscal years, except that a newly hired participant may receive a performance unit award with a cash-equivalent value up to $500,000.

Dividend Equivalents

Dividend equivalents are credits, payable in cash and made at the discretion of the Administrator to the account of a participant, in an amount equal to the cash dividends paid on one share for each share covered by an award held by such participant. Dividend Equivalents may be subject to the same vesting restrictions as the related shares subject to an award, at the discretion of the Administrator. These dividend equivalents can be paid on any type of award under the plan (although restricted stock by its nature already receives dividends) and may be granted at any time up until the date the relevant dividend is declared.

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

1998 Director Option Plan

In December 1998, we adopted the 1998 Director Option Plan (the "Director Plan"), which became effective in February 1999. The Director Plan provides for the granting of stock options to Board members who are not employees of Intraware. We have reserved approximately 19,750 shares of common stock for issuance under the Director Plan at February 28, 2007. The option grants under the Director

Plan are automatic and nondiscretionary, and the exercise price of the options must be 100% of the fair market value of the common stock on the date immediately preceding the date of grant. We determine fair market value by the closing price of the common stock on Nasdaq on the date immediately preceding the grant date. Each eligible Board member is granted an option to purchase 1,500 shares ("First Option") on the date such person first becomes a director. Immediately following each annual meeting of stockholders, each eligible Board member is automatically granted an additional option to purchase 750 shares ("Subsequent Option") if such director has served continuously as a member of the Board for at least the preceding six months. The Director Plan provides that the options shall be exercisable over a period not to exceed ten years from the date of the grant; however, the options terminate 3 months following the date the director ceases to be a member of the Board (12 months if the director ceased to be a Board member because of death or disability). First Options vest as to 12.5% of the shares six months after the grant date and as to remaining shares in equal installments over the next 42 months, provided the optionee continues as a member of the Board. Subsequent Options vest as to 25% of the shares six months after the grant date and as to the remaining shares in equal installments over the next 18 months.

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

The 1999 Plan expires in October 2009.

Employee Stock Purchase Plan

In December 1998, the Board adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan"), which became effective February 1999, and was amended on November 6, 2006. The Purchase Plan reserves 78,556 shares of common stock for issuance thereunder. On each March 1 beginning in 2000, the aggregate number of shares reserved for issuance under the Purchase Plan is increased automatically by the lesser of 40,000 shares, 1% of the outstanding shares on such date, or a lesser amount determined by the Board of Directors. Employees generally are eligible to participate in the Purchase Plan if they are customarily employed by us for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase Plan) 5% stockholders. Under the Purchase Plan, eligible employees select a rate of payroll deduction up to 15% of their W-2 cash compensation, subject to certain maximum purchase limitations. Each offering period has a maximum duration of two years and consists of four six-month purchase periods. Depending on the effective date, the first purchase period is approximately six months long. Offering Periods and purchase periods thereafter begin on the first trading day on or after May 1 and November 1. The price at which the common stock currently is purchased under the Purchase Plan is 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the last day of that purchase period. If the market price of the stock at the end of any six month purchase period is lower than the price at the original grant date; then a new two year offering period is established using the then-current stock price. On March 12, 2007, our Board of Directors approved an amendment to the Purchase Plan, effective May 1, 2007. Under the new amendment, the purchase discount will be reduced from 15% to 5%, and the discount will be applied only to the date of purchase and not to any earlier dates. Thus, after May 1, 2007, the price at which the common stock will be purchased under the Purchase Plan is 95% of the fair market value of our common stock on the last day of the applicable Offering Period. The Purchase Plan expires in December 2008.

Stock Based Compensation Expense

On March 1, 2006 we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to our Purchase Plan, based on estimated fair values. We adopted SFAS 123(R) using the modified prospective method. We have not restated the consolidated results of income from prior interim periods and fiscal years. Under SFAS 123(R), we are required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest. Stock options issued under our equity plans, as well as stock purchases under our Purchase Plan , are subject to SFAS 123(R). Stock options generally vest over a three to four-year service period. Since our adoption of SFAS 123(R), we have implemented the 2006 Equity Incentive Plan and amended our Purchase Plan as described above.

Prior to March 1, 2006, Intraware accounted for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS 123, Accounting for Stock-Based Compensation, and SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Under the intrinsic value method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period on a straight-line method. For the years ended February 28, 2006 and February 28, 2005, had we accounted for all employee stock-based compensation based on the estimated grant date fair values, as defined by SFAS 123, our net loss and net loss per share would have been adjusted to the following pro forma amounts (in thousands, except per share data):

For the years ended
	February 28, 2006	February 28, 2005
Net loss	$ (1,666)	$ (1,858)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(2,222)	(3,154)

Pro forma	$ (3,888)	$ (5,012)

Net loss per share -- basic and diluted
As reported	$ (0.27)	$ (0.31)
Pro forma	$ (0.64)	$ (0.83)

In the pro forma disclosures prior to the adoption of SFAS 123(R), we accounted for forfeitures upon occurrence, whereas we now estimate a forfeiture rate for those awards not expected to vest, and adjust for the actual forfeitures as incurred.

Upon adoption of SFAS 123(R) in the first quarter of fiscal 2007, we began to recognize the compensation expense associated with awards granted on or after March 1, 2006, and the unvested portion of previously granted awards that remained outstanding as of March 1, 2006 in our unaudited consolidated statement of operations.

The table below reflects stock compensation expense under SFAS 123(R) for the year ended February 28, 2007 (in thousands):

Amount
Stock-based compensation expense by type of award
Employee stock options	$1,346
Employee stock purchase plan	64
Increase to net loss	$1,410
Effect on loss per share: - basic and diluted	$(0.23)

The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under the employee stock purchase plan for the year ended February 28, 2007, as it was allocated in the consolidated statements of operations:

	Year Ended Feb. 28, 2007
	Stock	Percent of
	Compensation	Total
(In thousands)	Expense	Expense
Cost of revenues:
Online services and technology	$158	11%
Sales and marketing	234	17%
Research and development	142	10%
General and administrative	876	62%
Total stock-based compensation	$1,410

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

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Ranges of Valuation Assumptions
	Years Ended February 28
	2007	2006	2005
Stock option plans:
Five Year Grants:
Dividend yield	0%	0%	N/A
Expected stock price volatility	73%	67%	N/A
Risk-free interest rate	4.84%	3.91%	N/A
Average expected life (in years)	3.52	3	N/A
Weighted average grant-date fair value of options
granted during the year	$2.76	$1.55	N/A

Ten Year Grants:
Dividend yield	0%	0%	0%
Expected stock price volatility	101%	85%	114%
Risk-free interest rate	4.74%	3.95%	3.19%
Average expected life (in years)	5.45	3.82	4
Weighted average grant-date fair value of options
granted during the year	$4.75	$2.70	$10.60

Stock purchase plans:
Dividend yield	0%	0%	0%
Expected stock price volatility	63%	56%	70%
Risk-free interest rate	4.98%	3.61%	1.61%
Average expected life (in years)	1.28	0.5	0.5
Weighted average grant-date fair value of options
granted during the year	$1.98	$2.30	$5.50

The expected stock price volatility rates are based on historical volatilities of our common stock. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding, giving consideration to vesting schedules and our historical exercise patterns. For the year ended February 28, 2007, the average expected life for the ten year grants was determined using the historical approach, and for option types where we have limited historical data, generally the five year grants, we used the simplified method, described under SAB 107.

As of February 28, 2007, we had an aggregate of 569,254 shares available for grant under our equity plans. The equity plans provide for the issuance of common shares pursuant to stock option exercises and other equity-based awards. Under the equity plans, stock options can be issued to employees and to non-employee directors. Stock options are generally granted under the equity plans with exercise prices equal to the fair market value of the common stock on the date of grant.

The following table presents a summary of Intraware's stock option activity for the years ended February 28, 2007, February 28, 2006 and February 28, 2005 (share data in thousands):

		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value
	Shares	Price	($000's)
Outstanding at February 29, 2004	934	$21.92	$5,253
Granted	295	13.90
Exercised	(40)	10.10
Forfeited	(55)	32.90
Outstanding at February 28, 2005	1,134	19.71	536
Granted	223	3.49
Exercised	(15)	1.69
Forfeited	(222)	21.57
Outstanding at February 28, 2006	1,120	16.35	603
Granted	406	4.65
Exercised	(10)	2.59
Forfeited	(171)	24.61
Outstanding at February 28, 2007	1,345	$11.86	$704

Exercisable at February 28, 2007	906	$14.72	$268

The following table summarizes the information about all stock options outstanding and exercisable as of February 28, 2007 (in thousands, except per share amounts and years):

					Options Vested
					and Exercisable at
		Options Outstanding at February 28, 2007			February 28, 2007
			Weighted
			Average
			Remaining	Weighted		Weighted
		Number	Contractual	Average	Number	Average
Range of Exercise Prices		Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$1.25 -	3.60	150	3.81	$ 3.30	85	$ 3.29
3.67 -	3.67	223	4.44	3.67	54	3.67
3.70 -	6.35	199	7.72	5.63	103	5.73
6.47 -	8.00	203	5.83	7.41	167	7.56
8.20 -	11.60	224	6.26	10.56	209	10.51
11.70 -	15.94	195	6.68	14.44	142	14.58
16.70 -	413.13	150	5.66	41.63	145	42.28
662.50 -	662.50	1	3.02	662.50	1	662.50
		1,345	5.83	$ 11.86	906	$ 14.72

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at February 28, 2007, for those options for which the quoted market price was in excess of the exercise price ("in-the-money options"). The aggregate intrinsic value of options exercised during the year ended February 28, 2007 was approximately $27,000. The total cash received from employees as a result of stock option exercises for the year ended February 28, 2007 was approximately $25,000. The Company did not realize any tax benefits in connection with these exercises, due to the fact that a full valuation allowance relating to the deferred tax assets has been recorded.

The total compensation cost related to unvested awards is approximately $1.7 million and will be recognized over a weighted average period of 2.1 years.

NOTE 8.                NOTES PAYABLE

For the years ended February 28, 2007 and February 28, 2006 we entered into several equipment advance agreements with Silicon Valley Bank. The advances were for fixed asset purchases, primarily to upgrade and expand our SubscribeNet infrastructure and corporate infrastructure systems. The balances on the equipment advance agreements were paid during our fiscal year ending February 28, 2007. As of February 28, 2007, we had no outstanding debt related to notes payable or equipment advance agreements.

NOTE 9.                EMPLOYEE BENEFIT PLANS

401(k) Savings Plan

We have a savings plan (the "Savings Plan") that qualifies as a defined contribution arrangement under Section 401(a), 401(k) and 501(a) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 20%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All of our employees on the United States of America payroll are eligible to participate in the Plan. We will determine our contributions, if any, to the Savings Plan based on our current profits and/or retained earnings; however, we have not made any contributions to the Savings Plan since its inception.

NOTE 10.              RESTRUCTURING

During the year ended February 28, 2007, we did not incur any expenses associated with restructuring.

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

During the year ended February 28, 2005, we realized a payroll tax refund for overpaid payroll taxes of approximately $75,000.  These overpaid payroll taxes related to supplemental unemployment compensation benefits for involuntarily terminated employees during our restructuring events in December 2000, August 2001 and May 2002.  As of February 28, 2007, we believe all transactions relating to past restructuring events have been recognized.

NOTE 11.              RELATED PARTY TRANSACTIONS

During the year ended February 28, 2007, we provided e-commerce solutions to our customers by using managed e-commerce services that were provided by a wholly owned subsidiary of Digital River, Inc. ("Digital River"). As a result of these transactions we recognized approximately $366,000 of online services and technology revenue and approximately $272,000 of related costs of revenue for the year ended February 28, 2007. Digital River owns approximately 14% of our outstanding capital stock (on an as-converted to common stock basis) and has designated a representative to serve on our Board of Directors.

We have made purchases of computer equipment and services from several vendors, including Fusionstorm, Inc., one of our largest customers. During the year ended February 28, 2007, we purchased equipment from Fusionstorm, Inc. totaling approximately $309,000.

NOTE 12.              SEGMENT AND GEOGRAPHIC INFORMATION

During the years ended February 28, 2007, February 28, 2006, and February 28, 2005, we operated in a single business segment providing online purchasing and delivery services for business software.  The geographic distributions of our revenues were as follows (in thousands):

	For the years ended
	February 28, 2007	February 28, 2006	February 28, 2005
Revenue:
Untied States	$9,240	$9,658	$9,602
Europe	1,633	1,388	1,233
Total	$10,873	$11,046	$10,835

Our assets are primarily located in the United States of America and not allocated to any specific region.  We do not produce reports for, or measure the performance of, our geographic regions on any asset-based metrics.  However, the geographic revenues listed above have been categorized in accordance with the region in which the customer is based.

NOTE 13. SUBSEQUENT EVENT

     On March 12, 2007, Intraware offered to certain employees the opportunity to participate in the Exchange Program. Under the Exchange Program, employees were granted the right to exchange "eligible stock options" for "restricted stock units." "Eligible stock options" were all unexercised and unvested stock options with an exercise price per share of $5.00 or more. The number of restricted stock units that an employee would receive in exchange for the eligible stock options, as well as the vesting schedule of the restricted stock units, depended on the number and exercise price of the eligible stock options exchanged.

     The Exchange Program expired on April 9, 2007. Pursuant to the Exchange Program, the Company accepted for cancellation options to purchase 130,515 shares of the Company's common stock and granted restricted stock units to purchase 52,769 of the Company's common stock resulting in an overall exchange ratio of approximately 2.5 options to 1.0 restricted stock unit. Included in these figures were 98,000 options previously held by our executive officers who received a total of 40,795 restricted stock units in the Exchange Program. The Company entered into Restricted Stock Unit Agreements dated April 9, 2007 with each participating employee.

On March 12, 2007, our Board of Directors approved an amendment to the Purchase Plan, effective May 1, 2007. Under the new amendment, the purchase discount will be reduced from 15% to 5%, and the discount will be applied only to the date of purchase and not to any earlier dates. Thus, after May 1, 2007, the price at which the common stock will be purchased under the Purchase Plan is 95% of the fair market value of our common stock on the last day of the applicable Offering Period. The Purchase Plan expires in December 2008.

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

	For the quarters ended
	Feb. 28,	Nov. 30,	Aug. 31,	May 31,
	2007	2006	2006	2006
Revenues	$ 2,874	$ 2,803	$ 2,582	$ 2,614
Gross profit	1,513	1,431	1,498	1,550
Loss from operations	(1,267)	(832)	(798)	(952)
Net loss	(1,127)	(694)	(664)	(674)
Basic and diluted net loss per share	$ (0.18)	$ (0.11)	$ (0.11)	$ (0.11)
Weighted average shares - basic and fully diluted	6,132	6,131	6,129	6,119

	For the quarters ended
	Feb. 28,	Nov. 30,	Aug. 31,	May 31,
	2006	2005	2005	2005
Revenues	$ 2,610	$ 2,523	$ 3,067	$ 2,846
Gross profit	1,373	1,226	1,595	1,323
Loss from operations	(270)	(870)	(237)	(553)
Net loss	(151)	(804)	(192)	(519)
Basic and diluted (earnings) net loss per share	$ (0.02)	$ (0.13)	$ (0.03)	$ (0.09)
Weighted average shares - basic and fully diluted	6,096	6,076	6,059	6,052

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 18, 2006, we dismissed PricewaterhouseCoopers LLP as our independent registered public accounting firm and engaged the public accounting firm of BDO Seidman, LLP (BDO Seidman) as the new Independent Registered Public Accounting Firm. Our decision to engage the new accountants was approved by our Board of Directors on September 18, 2006.

The reports of the former independent registered public accounting firm on our consolidated financial statements for the year ended February 28, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that their opinion in their report on our consolidated financial statements expressed substantial doubt with respect to our ability to continue as a going concern.

During our year ended February 28, 2005, February 28, 2006 and the subsequent interim period through the date of resignation, there were no reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-K.

During our year ended February 28, 2006 and the subsequent interim period through the date of resignation, there were no disagreements with the former independent registered public accounting firm on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the former independent registered public accounting firm would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such years.

We did not consult with the new accountant regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or regarding any of the matters described in Item 304(a)(2)(i) and Item 304(a)(2)(ii) of Regulation S-K., and no written or oral advice was provided by the new accountant that was a factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues

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

Since we are not yet an accelerated filer, we are not currently required to comply with Section 404 (Management Assessment of Internal Controls ) of the Sarbanes-Oxley Act of 2002.  We are in the process of implementing what we believe will be sufficient internal control structures and procedures for our financial reporting such that our management can provide the required certifications as to these structures and procedures.

(b)            Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

We will be required by the Sarbanes-Oxley Act to include an assessment of our internal controls over financial reporting in our Annual Report on Form 10-K beginning with our filing for our fiscal year ending February 28, 2008.

ITEM 9B.               OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this Item will be set forth in our Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated by reference.

ITEM 11.       EXECUTIVE COMPENSATION.

The information required by this Item will be set forth in our Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED SHAREHOLDER MATTERS.

The information required by this Item will be set forth in our Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be set forth in our Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated by reference.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item will be set forth in our Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated by reference.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1. Financial Statements

See Item 8 for a list of financial statements filed herein.

2. Financial Statement Schedules

See Item 8 for a list of financial statement schedules filed. All other schedules have been omitted because they are not applicable or the required information is shown elsewhere in the financial statements or notes thereto.

3. Exhibits

Exhibit Number
3(i).1	(1)	Amended and Restated Certificate of Incorporation of Intraware, Inc.
3(i).1	(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intraware, Inc.
3(i).2	(3)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock.
3(i).3	(4)	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock.
3(i).4	(1)	Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock.
3(ii)	(5)	Amended and Restated Bylaws of Intraware, Inc.
4.1	(6)	Specimen Common Stock Certificate.
4.4	(9)	Warrant issued to CorpSoft, Inc. in May 2001.
4.8	(19)	Warrant to Purchase Common Stock dated August 1, 2003, issued to Silicon Valley Bank.
4.9	(5)

Preferred Stock Rights Agreement, dated as of September 8, 2005, between Intraware, Inc. and Computershare Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.9	(11)

Amended and Restated Preferred Stock Rights Agreement, dated as of June 26, 2006, between Intraware, Inc. and Computershare Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.10	(12)

Second Amended and Restated Preferred Stock Rights Agreement, dated as of January 22, 2007, between Intraware, Inc. and Computershare Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1	(13) *	Form of Indemnification Agreement between Intraware and each of its directors and executive officers.
10.2	(8) *	2006 Equity Incentive Plan and form of agreements thereunder.
10.3	(14) *	1998 Employee Stock Purchase Plan and form of agreements thereunder.
10.4	(10) *	1998 Director Option Plan and form of agreements thereunder.
10.5	(15)	1999 Non-Qualified Acquisition Stock Option Plan and form of agreements thereunder.
10.6	(13)	Sleepy Hollow Investment Company Office Lease made August 23, 1996 between Sleepy Hollow Investment Company and Intraware.

10.7	(13)	First Amendment to the Lease for Intraware entered into as of May 5, 1997 by and between Intraware and Sleepy Hollow Investment Company I.
10.8	(13)	Second Amendment to the Lease for Intraware entered into as of March 31, 1998 by and between Intraware and Sleepy Hollow Investment Company I.
10.9	(16)	Registration Rights Agreement dated as of January 10, 2001, by and among Intraware and the investors set forth therein.
10.10	(7)	Registration Rights Agreement, dated January 12, 2001, by and among Intraware and the investors set forth therein.
10.11	(17) *	Form of Change of Control Severance Agreement between Intraware, Inc. and each executive officer of Intraware.
10.12	(21)*	Form of Amendment One to Change of Control Severance Agreement between Intraware, Inc. and each executive officer of Intraware.
10.28	(18)	Form of Registration Rights Agreement, dated September 9, 2003, by and among Intraware, Inc. and the investors set forth therein.
10.32	(4)	Series B Preferred Stock Purchase Agreement dated November 9, 2005, by and between Intraware, Inc. and Digital River, Inc.
10.33	(4)	Investor Rights Agreement dated November 9, 2005, by and between Intraware, Inc. and Digital River, Inc.
10.34	(4)	Standstill and Stock Restriction Agreement dated November 9, 2005, by and between Intraware, Inc. and Digital River, Inc.
10.42	(21)*+	Compensation Agreement dated March 30, 2005 between Intraware, Inc. and Richard J. Northing.
10.43	(2)*	Amendment Two dated September 16, 2005, to Change of Control Severance Agreement between Intraware, Inc. and Peter H. Jackson.
10.44	(22)*	Employment Agreement dated February 9, 2006 between Intraware, Inc. and Paul Warenski.
23.1		Consent of Independent Registered Public Accounting Firm. PDF provided as courtesy
23.2		Consent of Independent Registered Public Accounting Firm. PDF provided as courtesy
24		Power of Attorney (see page 65)
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act-Peter H. Jackson. PDF provided as courtesy
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act-Wendy A. Nieto. PDF provided as courtesy
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act. PDF provided as courtesy

*           Indicates management contract or compensatory plan or arrangement.

+           Confidential treatment has been requested for certain portions of this exhibit.

(1)        Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the Quarter ended August 31, 2005 (File No. 000-25249) and filed with the SEC on October 5, 2005.

(2)        Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the Quarter ended August 31, 2005 (File No. 000-25249) and filed with the SEC on November 30, 2006.

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

(8)        Incorporated by reference to Intraware's Registration Statement on Form S-8 (File No. 000-138270), filed with the SEC on October 30, 2006.

(9)        Incorporated by reference to Intraware's Annual Report on Form 10-K for the Year ended February 28, 2002 (File No. 000-25249), filed with the SEC on May 29, 2002.

(10)        Incorporated by reference to Intraware's Registration Statement on Form S-8 (File No. 333-53902), filed with the SEC on January 18, 2001.

(11)        Incorporated by reference to Intraware's Current Report on Form 8-K dated September 12, 2005 (File No. 000-25249) and filed with the SEC on June 27, 2006.

(12)        Incorporated by reference to Intraware's Current Report on Form 8-K dated September 12, 2005 (File No. 000-25249) and filed with the SEC on January 23, 2007.

(13)        Incorporated by reference to Intraware's Registration Statement on Form S-1 (333-69261), filed with the SEC on December 18, 1998.

(14)        Incorporated by reference to Intraware's Registration Statement on Form S-8 (File No. 333-74209), filed with the SEC on March 10, 1999.

(15)        Incorporated by reference to Intraware's Registration Statement on Form S-8 (File No. 333-93823), filed with the SEC on December 30, 1999.

(16)        Incorporated by reference to Intraware's Current Report on Form 8-K dated January 12, 2001 (File No. 000-25249) and filed with the SEC on January 16, 2001.

(17)        Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the Quarter ended May 31, 2001 (File No. 000-25249), filed with the SEC on July 13, 2001.

(18)        Incorporated by reference to Intraware's Current Report on Form 8-K dated September 9, 2003 (File No. 000-25249), filed with the SEC on September 12, 2003.

(19)       Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the Quarter ended August 31, 2003 (File No. 000-25249), filed with the SEC on October 15, 2003.

(20)        Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the Quarter ended November 30, 2004 (File No. 000-25249), filed with the SEC on January 14, 2005.

(21)        Incorporated by reference to Intraware's Annual Report on Form 10-K for the Year ended February 28, 2005 (File No. 000-25249), filed with the SEC on April 22, 2005.

(22)        Incorporated by reference to Intraware's Annual Report on Form 10-K for the Year ended February 28, 2006 (File No. 000-25249), filed with the SEC on April 21, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRAWARE, INC.
	By:	/s/ PETER H. JACKSON
Dated: April 25, 2007
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

Signature	Capacity in Which Signed	Date
/s/ PETER H. JACKSON	Chairman, Chief Executive Officer and	April 25, 2007
( Peter H. Jackson )	President (Principal Executive Officer)
/s/ WENDY A. NIETO	Executive Vice President and Chief Financial Officer	April 25, 2007
( Wendy A. Nieto )	(Principal Financial and Accounting Officer)
/s/ ROBERT F. KLEIBER	Director	April 25, 2007
( Robert F. Kleiber )
/s/ BRENDAN A. MCLOUGHLIN	Director	April 25, 2007
( Brendan A. McLoughlin )
/s/ RAYMOND L. OCAMPO JR.	Director	April 25, 2007
( Raymond L. Ocampo Jr. )
/s/ PETER F. PERVERE	Director	April 25, 2007
( Peter F. Pervere )
/s/ BRADLEY M. SHUSTER	Director	April 25, 2007
(Bradley M. Shuster)