Form 10-Q
period 2007-05-31
INTRAWARE INC
filed 2007-07-16
CIK 1025134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at June 30, 2007
Common Stock, $0.001 par value	6,209,416

Note: PDF provided as a courtesy

Intraware, Inc.

Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTRAWARE, INC.
BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	May 31, 2007	February 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$11,485	$12,260
Accounts receivable, net	1,328	1,110
Costs of deferred revenue	515	490
Other current assets	415	263
Total current assets	13,743	14,123
Costs of deferred revenue, less current portion	414	432
Property and equipment, net	550	587
Other assets	217	217
Total assets	$14,924	$15,359

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK &
STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$629	$797
Accrued expenses	600	1,003
Deferred revenue	2,680	2,576
Total current liabilities	3,909	4,376
Deferred revenue, less current portion	668	681
Total liabilities	4,577	5,057
Commitments and contingencies (Note 4)
Redeemable convertible preferred stock; $0.0001 par value; 10,000 shares authorized:
Series A; 28 shares issued and outstanding at May 31, 2007 and
February 28, 2007, (aggregate liquidation preference of $500
at May 31, 2007 and February 28, 2007).	449	449
Series B; 1 shares issued and outstanding at May 31, 2007 and February 28, 2007,
(aggregate liquidation preference of $6,000 at May 31, 2007 and February 28, 2007).	5,701	5,701
Total redeemable convertible preferred stock	6,150	6,150
Stockholders' equity:
Common stock; $0.0001 par value; 50,000 shares authorized; 6,209 and 6,134 shares
issued and outstanding at May 31, 2007 and February 28, 2007, respectively.	1	1
Additional paid-in-capital	165,805	165,293
Accumulated deficit	(161,609)	(161,142)
Total stockholders' equity	4,197	4,152
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$14,924	$15,359

See notes to unaudited interim financial statements.

INTRAWARE, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the three months ended
	May 31, 2007	May 31, 2006

Revenues	$2,744	$2,614
Cost of revenues	1,053	1,064
Gross profit	1,691	1,550
Operating expenses:
Sales and marketing	707	805
Product development	458	479
General and administrative	1,116	1,218
Loss on disposal of assets	22	-
Total operating expenses	2,303	2,502
Loss from operations	(612)	(952)
Interest expense	-	(11)
Interest and other income	145	289
Net loss	$(467)	$(674)

Basic and diluted net loss per share	$(0.08)	$(0.11)
Weighted average shares - basic and diluted	6,151	6,119

See notes to unaudited interim financial statements.

INTRAWARE, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended
	May 31, 2007	May 31, 2006
Cash flows from operating activities:
Net loss	$(467)	$(674)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	84	105
Recovery of doubtful accounts	-	(7)
Stock-based compensation	233	287
Loss on sale of fixed asset	22	-
Changes in assets and liabilities:
Accounts receivable	(217)	20
Costs of deferred revenue	3	(43)
Other assets	(153)	(66)
Accounts payable	(162)	153
Accrued liabilities	(404)	(53)
Deferred revenue	92	19
Net cash used in operating activities	(969)	(259)
Cash flows from investing activities:
Purchases of property and equipment	(74)	(58)
Net cash used in investing activities	(74)	(58)
Cash flows from financing activities:
Proceeds from notes payable	-	68
Principal payments on notes payable	-	(115)
Proceeds from issuance of common stock	268	45
Net cash provided by (used in) financing activities	268	(2)
Net decrease in cash and cash equivalents	(775)	(319)
Cash and cash equivalents at beginning of the period	12,260	12,650
Cash and cash equivalents at end of the period	$11,485	$12,331

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$11
Supplemental non-cash activity:
Purchases of property and equipment included in accounts payable	$30	$50
Shareholder receivable for common stock purchase	$-	$6

See notes to unaudited interim financial statements.

INTRAWARE, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under these rules and regulations.  However, management believes the disclosures are adequate to ensure the information presented is not misleading.  The balance sheet at February 28, 2007 has been derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report on Form 10-K for the fiscal year ended February 28, 2007, filed with the SEC on April 26, 2007.

In the opinion of management all adjustments, consisting only of normal recurring items considered necessary for a fair statement, have been included in the accompanying unaudited interim financial statements.  The results of operations for the interim periods presented are not necessarily indicative of operating results to be expected for any subsequent interim period or for the fiscal year ending February 29, 2008.

We have incurred losses from operations during each fiscal year since inception and have incurred negative cash flows from operations during each fiscal year since inception, with the exception of our most recent fiscal year ended February 28, 2007. Net loss for the three months ended May 31, 2007 decreased from our prior year loss for the corresponding period. For the three months ended May 31, 2007, we recorded cash used in operating activities of approximately $1.0 million, which was an increase in cash used from operations from the corresponding period in the prior year. Our cash balances may decline further, although we believe that the effects of our capital financing, strategic actions implemented to improve revenue, and cost controls will be adequate to generate sufficient cash resources to fund our future operations.  If we fail to generate sufficient revenues or adequately control spending, we may be unable to achieve key business objectives.

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

Our revenue results primarily from three types of arrangements: (1) sales of our SubscribeNet digital delivery service, which we refer to as our SubscribeNet service, to software vendors and other companies that distribute software as part of their business; (2) professional services to such customers in connection with customization of our SubscribeNet service, data conversion, and integration of our proprietary software with other third party software; and (3) resale of third-party services or licenses complementary to our SubscribeNet service, including e-commerce. In addition, if appropriate opportunities present themselves in the future, we may generate revenue from the licenses of our proprietary software, along with related maintenance and support, to companies using our software internally or to companies using it to provide web-based services to their customers.

We defer revenues related to our SubscribeNet service and generally recognize them ratably over the term of the service arrangement. The typical subscription term is one year, although some terms may either be shorter or extend up to three years. Our SubscribeNet customer contracts are generally noncancelable, although customers usually have the right to terminate for cause if we materially fail to perform. A majority of our SubscribeNet service implementations for new customers involve customization essential to the functionality of the service. In these cases, we defer revenue recognition until the service go-live date, which we describe below, and then recognize the SubscribeNet revenue on a ratable basis over the remaining contract term. If the implementation fee is bundled with the recurring SubscribeNet service fee, it is recognized over the same period as the SubscribeNet fees. If the implementation fees are charged separately, then the associated revenue is recognized in accordance with our professional services revenue recognition policy, described below. The go-live date is the later of the customer acceptance date or the point at which no additional customization is required. Our SubscribeNet customer contracts normally provide a set period (generally five days) for a customer to evaluate a completed implementation, and also provide for deemed acceptance if the customer has not affirmatively rejected the implementation within such period. We typically rely on deemed acceptance by most of our customers.

We also provide professional services to our customers related to our SubscribeNet service. Generally, these professional services do not provide stand-alone value to a customer and, accordingly, we defer recognition of this revenue until the acceptance of the professional services, similar to the manner in which we treat SubscribeNet service revenues discussed above. Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the acceptance of the professional services. Estimated customer life requires that we periodically estimate the projected life of our existing customers based on historical information such as customer renewal rates. In some instances, the implementation of the SubscribeNet service and other professional services are bundled into an agreement without specifically stating the fees attributable to each portion of services. In these instances, the professional services fees are recognized from acceptance of the professional services through the end of the remaining contract term on a ratable basis with the SubscribeNet fee.

Revenues related to our resale of third-party services or software licenses complementary to our SubscribeNet service are generally recognized as the service or license is provided. If the resold service or license involves customization essential to the functionality of the underlying SubscribeNet service, the fees charged for the customization are recognized as revenue in the same manner as professional services discussed above. Resold services or licenses are recognized as revenue based on the gross fee charged to the customer, since we bear the credit risk for resold services or licenses, have latitude in establishing pricing, and are primarily responsible for acceptability of the services or licenses delivered. In addition, costs paid to the third-party providers are recorded as cost of revenues and recognized in the same manner as the related revenue.

Deferred Costs

We capitalize direct costs of revenues related to significant SubscribeNet service implementations and established professional services contracts associated with our SubscribeNet services. Direct costs include compensation and payroll-related fringe benefits directly related to the time spent on significant implementation and professional services activities. These costs are recognized over the same period as the related revenue is recognized (see Revenue Recognition above). Costs associated with professional services involving significant new functionality for the SubscribeNet service that are partially or fully funded by customers, but which do not qualify as funded research and development activities, are expensed as cost of revenues as incurred until a working model is delivered to the customer. Once a working model has been delivered, all additional direct costs are capitalized in the same manner discussed above. Any changes in our estimated customer life estimates could result in corresponding changes to our recognition of deferred revenues and costs. A 10% increase in our estimated customer life during the three months ended May 31, 2007 would have caused a decrease in the amortization of both deferred revenues and deferred costs of revenues, resulting in an immaterial increase to our net loss. At May 31, 2007, we had approximately $0.9 million in capitalized costs relating to deferred revenues. We expense customer acquisition costs, including sales commissions, as incurred. We also defer legal costs incurred in connection with patent applications. As of May 31, 2007, we had approximately $0.2 million in deferred legal costs related to patent applications. Upon issuance of a patent, the deferred legal costs for that patent are expensed ratably over the patent's useful life.

Stock-Based Compensation

In March 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123(R), Share Based Payment (SFAS 123(R)), which addressed the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments, or that may be settled by the issuance of such equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding it's interpretation of SFAS 123(R).

Following the guidance prescribed in SAB 107, on March 1, 2006, we adopted SFAS 123(R) using the modified prospective method and accordingly have not restated the results of income from prior interim periods and fiscal years. Under SFAS 123(R), we measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest. Stock options issued under our equity plans, as well as stock purchases under our Employee Stock Purchase Plan (or ESPP), are subject to SFAS 123(R). Stock options generally vest over a three to four-year service period. We adopted and implemented our 2006 Equity Incentive Plan during the year ended February 28, 2007. See our Annual Report filed on Form 10-K for the year ended February 28, 2007 for further discussion on our 2006 Equity Incentive Plan.

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

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Ranges of Valuation Assumptions
	for the three months ended
	May 31, 2007	May 31, 2006
Stock option plans:
Five Year Grants:
Dividend yield	0%	n/a
Expected stock price volatility	63%	n/a
Risk-free interest rate	5.18%	n/a
Average expected life (in years)	0.12	n/a
Weighted average grant-date fair value of options granted during the year	$1.54	n/a

Ten Year Grants:
Dividend yield	n/a	0%
Expected stock price volatility	n/a	106%
Risk-free interest rate	n/a	4.74%
Average expected life (in years)	n/a	5.43
Weighted average grant-date fair value of options granted during the year	n/a	$5.18

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

Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common stock outstanding and potential common shares outstanding during the period if the effect is dilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon the conversion of preferred stock. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per share, as well as securities not included in the diluted net loss per share calculation because doing so would be antidilutive (in thousands, except per share amounts):

	For the three months ended
	May 31, 2007	May 31, 2006

Numerator:
Net loss	$(467)	$(674)

Denominator:
Weighted average shares	6,151	6,119

Basic and diluted net loss per share	$(0.08)	$(0.11)

Antidilutive securities not included in weighted average shares:
Redeemable convertible preferred stock	1,028	1,028
Warrants to purchase common stock	84	159
Employee stock options	1,051	1,158
Restricted stock units	64	-
	2,227	2,345

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 replaces the different definitions of fair value set forth in the accounting literature with a single definition. SFAS 157 defines fair value as the price that would be received by selling an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for our fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our financial position, results of operations, and cash flows.

In July 2006, the FASB issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which is a change in accounting for income taxes. FIN 48 specifies, among other provisions, how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance. We adopted FIN 48 on March 1, 2007 and as a result of the implementation of FIN 48, we did not recognize any adjustments in the liability for unrecognized tax benefits. We do not have any accrued interest or penalties associated with unrecognized tax benefits. We will account for any future interest related to uncertain tax positions as interest expense, and for penalties as tax expense.

NOTE 3. CHANGES IN STOCKHOLDERS' EQUITY

During the three months ended May 31, 2007, our stockholders' equity changed as follows (in thousands):

			Additional
	Common stock		paid-in	Accumulated	Stockholders'	Comprehensive
	Shares	Amount	capital	deficit	equity	loss

Balance at February 28, 2007	6,134	$1	$165,293	$(161,142)	$4,152	$-
Exercise of stock options	48	-	167	-	167	-
Issuance of common stock for employee stock purchase program	27	-	101	-	101	-
Stock based compensation	-	-	244	-	244	-
Net loss	-	-	-	(467)	(467)	$(467)
Other comprehensive loss	-	-	-	-		-
Total comprehensive loss	-	-	-	-		$(467)

Balance at May 31, 2007	6,209	$1	$165,805	$(161,609)	$4,197

NOTE 4. CONTINGENCIES

Indemnifications

In the course of our business, we have made commitments and provided indemnities and guarantees under which we may be required to make payments. The indemnities include:

  Intellectual Property Indemnities to Customers and Resellers. The customer and reseller agreements for our SubscribeNet service typically contain provisions that indemnify our customers or resellers for damages and costs resulting from claims alleging that our services infringe the intellectual property rights of a third-party. We have also entered into software license agreements indemnifying the licensees for damages and costs resulting from claims alleging that our software infringes third-party intellectual property rights. The duration of these indemnities is typically unlimited. Our potential payments under these indemnities are in some cases limited (e.g., to the fees paid to us under the contract or another set amount) and are in other cases unlimited. Where we have given such indemnities for third-party software licenses that we resold, we have typically received similar indemnities from the enterprise technology company licensor. We plan to continue to enter into SubscribeNet service agreements with customers and resellers, to continue to license software, and to continue to provide industry-standard indemnities to our service customers, resellers and licensees.

  Intellectual Property Indemnity to Acquiror of Asset Management Business. In the May 2002 sale of our asset management software business to Computer Associates International, Inc., we agreed to indemnify Computer Associates, Inc. for damages and costs incurred by it in connection with claims alleging that the software and technology we sold to them infringes the intellectual property rights of third parties. Our maximum potential payment under this indemnity was $9.5 million; however, this indemnity obligation ended in May 2007.

  Indemnities to Private Investors. We have made representations and warranties to the investors and placement agents in our private placements of stock, and have agreed to indemnify them for any damages and costs they may incur as a result of our breach of those representations and warranties. We also have signed investor and/or registration rights agreements with private investors under which we have agreed to indemnify them for damages they may incur as a result of any material misstatements or omissions in our registration statements.

  Indemnities to Directors and Officers. We have agreed to indemnify our directors and officers for damages and costs incurred in the performance of their duties, to the extent permitted by Delaware law. The duration of, and our potential payments under, these indemnities are unlimited, subject to Delaware law.

We historically have received a very limited number of requests for indemnification under these agreements and have not been required to make material payments under them. Accordingly, we believe that the fair value of each of these indemnification agreements is minimal and therefore have not recorded a liability related to these indemnification provisions.

Legal Proceedings

In re Intraware, Inc. Initial Public Offering Securities Litigation

In October 2001, we were served with a summons and complaint in a purported securities class action lawsuit. On or about April 19, 2002, we were served with an amended complaint in this action, which is now titled In re Intraware, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-9349 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The amended complaint is brought purportedly on behalf of all persons who purchased our common stock from February 25, 1999 (the date of our initial public offering) through December 6, 2000. It names as defendants the company, three of our present and former officers and directors, and several investment banking firms that served as underwriters of our initial public offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that the underwriters misused their securities analysts to manipulate the price of our stock. No specific damages are claimed.

Lawsuits containing similar allegations have been filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which Intraware and its three named current and former officers and directors are a part, on common pleadings issues. On or about October 9, 2002, the Court entered and ordered a Stipulation of Dismissal, which dismissed the three named current and former officers and directors from the litigation without prejudice. On February 19, 2003, the Court entered an order denying in part the issuer- defendants' omnibus motion to dismiss, including those portions of the motion to dismiss relating to us.

In June 2004, a stipulation of settlement for the claims against the issuer-defendants, including us, was submitted to the Court. The underwriter- defendants in the In re Initial Public Offering Securities Litigation (collectively, the "underwriter-defendants"), including the underwriters of our initial public offering, were not parties to the stipulation of settlement.

Under the settlement, we would have been dismissed of all claims in exchange for a contingent payment guarantee by the insurance companies responsible for insuring us as an issuer. In August 2005, the Court preliminarily approved the settlement.

In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification is a condition of the settlement, the settlement did not receive final court approval. It is uncertain whether there will be any revised or future settlement. If no settlement is achieved, then we believe that we have meritorious defenses and intend to defend the action vigorously. However, the litigation results cannot be predicted at this point.

NOTE 5. RELATED PARTY TRANSACTIONS

During the three months ended May 31, 2007, we provided e-commerce solutions to our customers by using managed e-commerce services provided by a wholly owned subsidiary of Digital River, Inc. As of June 30, 2007 Digital River, Inc. owns approximately 14% of our outstanding capital stock (on an as-converted to common stock basis). As a result of providing these solutions, we recognized an immaterial amount of revenue and related costs of revenue. All of these costs were paid to the Digital River, Inc. subsidiary.

During the three months ended March 31, 2007, we purchased computer equipment from one of our largest customers totaling approximately $82,000.

NOTE 6. COMMON STOCK

Stock Based Compensation Expense

The table below reflects stock compensation expense under SFAS 123(R) for the three months ended May 31, 2007 (in thousands):

Amount
Stock-based compensation expense by type of award
Employee stock options	$192
Employee stock purchase plan	41
Increase to net loss	$233

Effect on loss per share: basic and diluted	$(0.04)

The following table summarizes stock-based compensation expense related to employee stock options and awards, as well as employee stock purchases under the ESPP for the three months ended May 31, 2007, as it was allocated in the statements of operations (in thousands):

	Stock	Percent of
	Compensation	Total
	Expense	Expense

Cost of revenues	$17	7%
Sales and marketing	41	18%
Research and development	27	12%
General and administrative	148	63%
Total stock-based compensation	$233

As of May 31, 2007, we had an aggregate of 669,547 shares available for grant under our equity plans. Our equity plans provide for the issuance of our common stock pursuant to stock option exercises and other equity-based awards. Under our equity plans, stock options can be issued to employees, non-employee directors and consultants. Stock options are generally granted under the equity plans with exercise prices equal to the fair market value of the common stock on the date of grant.

The following table presents a summary of our stock option activity for the three months ended May 31, 2007 (in thousands):

		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value
	Shares	Price	($000's)
Outstanding at February 28, 2007	1,345	11.86	704
Granted	4	3.67	-
Exercised	(48)	3.48	-
Forfeited	(250)	11.48	-
Outstanding at May 31, 2007	1,051	$12.30	$288

Exercisable at May 31, 2007	831	$14.47	$126

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at May 31, 2007, for those options for which the quoted market price was in excess of the exercise price. The aggregate intrinsic value of options exercised during the quarter ended May 31, 2007 was approximately $40,000. The total cash received from employees as a result of stock option exercises for the three months ended May 31, 2007 was approximately $167,000. We did not realize any tax benefits in connection with these exercises due to a full valuation allowance relating to our deferred tax assets that had previously been recorded.

The total compensation cost related to unvested stock options and awards is approximately $1.6 million and will be recognized over a weighted average period of approximately 2.02 years.

Restricted Stock Units

On March 12, 2007, we offered to certain employees the opportunity to participate in the Employee Stock Option/Restricted Stock Unit Exchange Program, which we refer to herein as the Exchange Program. Under the Exchange Program, the employees were granted the right to exchange certain eligible stock options for restricted stock units which will vest over three years with a one year cliff and then vest quarterly for the remaining eight quarters thereafter.  The eligible stock options were those unexercised and unvested stock options with an exercise price per share of $5.00 or more. The number of restricted stock units an employee received in exchange for their eligible stock options was based on the number and exercise price of the eligible stock options exchanged.  We adopted the Pool Approach to amortize any unrecognized compensation cost related to the original stock options over the remaining modified requisite service period. As a result of the Exchange Program we did not record any incremental compensation expense and the compensation expense remaining on the unvested options that were exchanged for the restricted stock units will be recognized ratably over the vesting period of the restricted stock options described above.

The Exchange Program expired on April 9, 2007.  Pursuant to the Exchange Program, we accepted for cancellation options to purchase 130,515 shares of our common stock and granted restricted stock units which represent the right to receive 52,769 shares of our common stock in the future, resulting in an overall exchange ratio of approximately 2.5 options to 1.0 restricted stock unit. Included in these figures were 98,000 options previously held by our executive officers, who received a total of 40,795 restricted stock units. We entered into Restricted Stock Unit Agreements with each participating employee.  The restricted stock units will vest over three years beginning April 9, 2007.  The unrecognized compensation expense related to the unvested options that were exchanged for restricted stock units will be recognized ratably over the three year vesting period of the restricted stock units.

In addition to the Exchange Program, there were restricted stock unit grants to our Directors which will vest over a two year period and restricted stock unit grants to our employees which vest over a three year period.  We expect there to be additional restricted stock unit grants in future periods. As a result of the Exchange Program and the granting of restricted stock units going forward, we anticipate a decrease in our stock compensation expense. This will occur as employee stock options with higher fair values becoming fully amortized and from certain unvested employee stock options that were cancelled as part of the Exchange Program.

Restricted stock unit activity for the three months ended May 31, 2007 is summarized as follows:

		Weighted-Average
		Grant Date
		Fair Value
	Shares	Price
Unvested at February 28, 2007	-	$-
Granted	72,871	14.83
Exercised	-	-
Forfeited	(9,115)	10.61
Outstanding at May 31, 2007	63,756	$15.43

Employee Stock Purchase Plan

On March 12, 2007, our Board of Directors approved an amendment to the ESPP which was initially approved and adopted in December 1998. Under the amendment, the purchase discount was reduced to 5% from 15%, and such discount will be applied only to the date of purchase rather than any earlier or "look-back" dates. Effective from May 1, 2007, the price at which the common stock will be purchased under the ESPP shall be 95% of the fair market value of our common stock on the last day of the applicable offering period. The ESPP expires in December 2008.

NOTE 7. PREFERRED STOCK

We are authorized, subject to limitations prescribed by Delaware law, to provide for the issuance of preferred stock in one or more series, to establish from time to time the number of shares included within each series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without any further vote or action by the stockholders. During the three months ended May 31, 2007, there was no activity in our redeemable convertible preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2007, which was filed with the SEC on April 26, 2007, and the unaudited financial statements and related notes contained in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements regarding trends in the marketplace, our future cash and liquidity position, the extent and timing of future revenues and expenses and customer demand, the deployment of our products and services or the anticipated performance of products or services, statements regarding the financial statement impact of SFAS 123(R), statements regarding future economic conditions or performance, and statements regarding our anticipated interactions with third parties.  All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement except as required by law.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including without limitation those discussed in Item 1A Risk Factors of this Quarterly Report on Form 10-Q.

Overview

Our goal is to become the de facto standard among digital delivery solution providers. We are pursuing various strategic objectives to achieve this goal. First, we are working to become a profitable, cash-generating company by growing our SubscribeNet business and practicing stringent fiscal responsibility. Second, we are actively increasing our efforts to reach markets outside our existing enterprise software developer customer base. We intend to leverage our digital delivery and entitlement expertise, and expanded service offering, to penetrate new markets and new market segments. Third, we are seeking to strengthen our technological advantage and extend the breadth of our functionality in the electronic software delivery and entitlement management area by further improving our central offering through internal research and development, through alliances with adjacent technology providers, and through development efforts to bring new capabilities to our services to help us access new markets. We are also seeking to extend and strengthen our customer base by executing on our sales and marketing plan and providing exceptional customer service.

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

During our 2006 fiscal year, we launched Digital Fastball, an electronic content delivery and management service designed for small and medium-sized business professionals. Our Digital Fastball service uses our network to provide users a fast and secure means of controlling ongoing access of their valuable digital content to a specified list of recipients across the globe. The underlying technology and infrastructure is based upon our SubscribeNet technology, which our customers use for electronic software delivery and management. We currently are offering Digital Fastball as a free service to establish a user community and generate word-of-mouth marketing. In the longer term, we intend to develop and market our Digital Fastball technology on a revenue-generating basis in targeted industries where the need for entitlement controls and large file delivery is greatest. In such cases, we anticipate helping companies in those industries incorporate our Digital Fastball functionality into their own systems and with their own look and feel. We also are exploring opportunities to provide enhanced Digital Fastball technology with separate branding for both consumer and commercial uses, and are devoting engineering and marketing resources toward this end.

We earn revenues and generate cash principally through recurring service fees charged for our SubscribeNet service and professional services fees charged for the customization of our SubscribeNet service.

We have incurred losses from operations during each fiscal year since inception and have incurred negative cash flows from operations during each fiscal year since inception, with the exception of our most recent fiscal year ended February 28, 2007. Net loss for the three months ended May 31, 2007 decreased from our prior year loss for the corresponding period. For the three months ended May 31, 2007 we recorded cash used in operating activities of approximately $1.0 million, which was an increase in cash used from operations from the corresponding period in the prior year. Our cash flow position for the current quarter is discussed further in the "Liquidity and Capital Resources" section below.

We believe that the effects of our capital financings to date, our past and current strategic actions to improve revenue, and our ongoing cost controls, will generate sufficient cash resources to fund our future operations. However, if we fail to adequately increase our revenues or control spending, our business could suffer material adverse effects.

We face a number of risks that are described in more detail in Item 1A. Risk Factors below.

Important Trends

We currently see a number of trends in the marketplace that are important for our business. Perhaps the most significant trend is the increasing role our licensing technology is playing in our business, which over the past two years has become at least as important as our electronic software delivery services. In most respects, this has been a positive development for us. For example, the typical contract value for our license solution is often higher than that of electronic software delivery, and it has gained market acceptance over a shorter period of time than electronic software delivery, which may suggest that the service addresses a more critical and immediate problem for our potential customers. We also believe our software-as-a-service model gives us a competitive advantage relative to our major competitors because we can usually offer customers delivery and entitlement management services more quickly, and at less cost, than if they purchase an installed software application that requires a significant license fee and extensive professional services work.

The shift toward our licensing solution also carries risks, however, because sales of our licensing service involve more complex implementations, and more professional services work, than sales of our other services. Thus, while we believe our licensing solution requires substantially less professional services work than the installed software applications sold by our competitors, our implementations of the licensing service have taken longer and been more challenging than implementations of our software delivery services. Consequently, it has taken substantially more time for us to recognize revenue from those contracts. Moreover, the increased emphasis on our licensing solution has played a major role in increasing the percentage of our revenues that are derived from professional services. Unlike our recurring subscription fees, which are relatively predictable and have favorable profit margins, professional services revenues are neither recurring nor predictable quarter over quarter, and they often carry lower profit margins. Over time, we expect to gain efficiencies in our licensing implementations as we continue to build repeatable processes and learn from implementations we have already performed. For the foreseeable future, however, we face risks that our growing dependence on our licensing solution could delay our ability to recognize revenue, negatively impact our profit margins, and make it more difficult to accurately forecast our future results. If some or all of those challenges continue or worsen, our business operations and results could suffer.

Another ongoing trend for us is the pace of mergers and acquisitions in the enterprise software sector. These consolidations pose both opportunities and risks for us, potentially leading either to growth in our contracts with customers who grow larger, or to cancellation of customer contracts by customers who merge or are acquired by companies that do not use our SubscribeNet service. The continued consolidation in our industry may also indicate that we will face increased competition from significantly larger and more established entities in the future.

One trend that has become more prevalent over the past year, and which we expect to continue, is an increase in variable billing provisions in our customer agreements. Typically, these variable billing terms provide that a portion of customer fees will be based upon the number of transactions the customer processes through our SubscribeNet service. In large part, we attribute this increase in variable billing to our penetration of markets outside the traditional enterprise software sector, and to our agreements with large digital distributors who have contracted with us to process their deliveries. We believe these agreements have been beneficial to us, but the trend toward variable billings carries the risk that our future revenues will be less stable and predictable.

In addition, we see a number of sustained trends that we have discussed in previous filings. For example, technology companies continue moving toward outsourcing operational functions to reduce costs. Our services enable enterprise software companies to outsource key operational functions in a manner that we believe is financially compelling. Therefore, we may benefit from this trend on an ongoing basis. Hosted web-based applications, which in the past have been limited by concerns about speed, reliability and security, continue to gain acceptance among mainstream businesses, largely because of the cost savings they can offer. This trend may benefit us as our SubscribeNet service is a hosted web-based application.

Critical Accounting Policies and Estimates

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, we discuss our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates.

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

Our revenue results primarily from three types of arrangements: (1) sales of our SubscribeNet digital delivery service to software vendors and other companies that distribute software as part of their business; (2) professional services to [such] customers in connection with customization of our SubscribeNet service, data conversion, and integration of our proprietary software with other third party software; and (3) resale of third-party services or licenses complementary to our SubscribeNet service, including e-commerce. In addition, if appropriate opportunities present themselves in the future, we may generate revenue from the licenses of our proprietary software, along with related maintenance, to companies using our software internally or to provide web-based services to their customers.

We defer revenues related to our SubscribeNet digital delivery service and generally recognize them ratably over the term of the service arrangement. The typical subscription term is one year, although some may be shorter or extend up to three years. Our customer contracts are generally noncancelable, although customers usually have the right to terminate for cause if we materially fail to perform. A majority of our SubscribeNet service implementations for new customers involve customization essential to the functionality of the service. In these cases, we defer revenue recognition until the service go-live date, which we describe below, and then recognize the SubscribeNet revenue on a ratable basis over the remaining contract term. If the implementation fee is bundled with the recurring SubscribeNet fee, it is recognized over the same period as the SubscribeNet fees. If the implementation fees are charged separately, then the associated revenue is recognized in accordance with our professional services revenue recognition policy, described below. The go-live date is the later of the customer acceptance date or the point at which no additional customization is required. Our SubscribeNet customer contracts normally provide a set period (generally five days) for a customer to evaluate a SubscribeNet completed implementation, and also provide for deemed acceptance if the customer has not affirmatively rejected the implementation within such period. We typically rely on deemed acceptance by most of our customers.

We also provide professional services to our customers related to our SubscribeNet agreements. Generally, these services do not provide stand- alone value to a customer and, accordingly, we defer recognition of this revenue until the go-live date for the professional services, similar to the manner in which we treat SubscribeNet service revenues discussed above. Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the acceptance of the professional services. Estimated customer life requires that we periodically estimate the projected life of our existing customers based on historical information such as customer renewal rates. In some instances, the implementation of the SubscribeNet service and other professional services are bundled into an agreement without specifically stating the fees attributable to each portion of services. In these instances, the professional services fees are recognized from acceptance of the professional services through the end of the remaining contract term on a ratable basis with the SubscribeNet fee.

Revenues related to our resale of third-party services or software licenses complementary to our SubscribeNet service are generally recognized as the service or license is provided. If the resold service or license involves customization essential to the functionality of the underlying SubscribeNet service, the fees charged for the customization are recognized as revenue in the same manner as professional services discussed above. Resold services or licenses are recognized as revenue based on the gross fee charged to the customer, since we bear the credit risk for resold services or licenses, have latitude in establishing pricing, and are primarily responsible for acceptability of the services or licenses delivered. In addition, costs paid to the third-party providers are recorded as cost of revenues and recognized in the same manner as the related revenue.

Deferred Costs

We capitalize direct costs of revenues related to significant SubscribeNet service implementations and established professional services contracts associated with our SubscribeNet services. Direct costs include compensation and payroll-related fringe benefits directly related to the time spent on significant implementation and professional services activities. These costs are recognized over the same period as the related revenue is recognized (see Revenue Recognition above). Costs associated with professional services involving significant new functionality for the SubscribeNet service that are partially or fully funded by customers, but which do not qualify as funded research and development activities, are expensed as cost of revenues as incurred until a working model is delivered to the customer. Once a working model has been delivered, all additional direct costs are capitalized in the same manner discussed above. Any changes in our estimated customer life estimates could result in corresponding changes to our recognition of deferred revenues and costs. A 10% increase in our estimated customer life during the three months ended May 31, 2007 would have caused a decrease in the amortization of both deferred revenues and deferred costs of revenues, resulting in an immaterial increase to our net loss. At May 31, 2007, we had approximately $0.9 million in capitalized costs relating to deferred revenues. We expense customer acquisition costs, including sales commissions, as incurred. We also defer legal costs incurred in connection with patent applications. As of May 31, 2007, we had approximately $0.2 million in deferred legal costs related to patent applications. Upon issuance of a patent, the deferred legal costs for that patent are expensed ratably over the patent's useful life.

Stock-based Compensation

Following the guidance prescribed in SAB 107, on March 1, 2006, we adopted SFAS 123(R) using the modified prospective method and accordingly have not restated the results of income from prior interim periods and fiscal years. Under SFAS 123(R), we measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest. Stock options issued under our equity plans, as well as stock purchases under our Employee Stock Purchase Plan, are subject to SFAS 123(R). Stock options generally vest over a three to four-year service period. During the year ended February 28, 2007, we adopted and implemented our 2006 Equity Incentive Plan. See our Annual Report filed on Form 10-K for the year ended February 28, 2007 for further discussion on our 2006 Equity Incentive Plan.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses from our inability to collect required payments from our customers. When evaluating the adequacy of this allowance, we analyze specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customers' payment history. We may need to record increases to our allowance balances in the future. Any dispute, early contract termination, or other collection issue related to these receivable balances could have a material adverse impact on our financial condition or results of operations.

Income Taxes

In conjunction with preparing our financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. Since we have incurred losses since inception and therefore have not been required to pay income taxes, we have fully reserved our deferred tax assets at May 31, 2007. In the event we are able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period in which they are realized.

Results of Operations

Total Revenue

The following table sets forth the revenue and change in revenue for the periods indicated (in thousands):

	For the three months ended
	May 31, 2007		May 31, 2006
	Total	Change	Total
Revenue	$2,744	$130	$2,614

The increase in revenue during the three months ended May 31, 2007, compared to the three months ended May 31, 2006, is primarily due to approximately $580,000 in revenue that was recognized from new SubscribeNet customers whose go-live date was achieved between June 1, 2006, and May 31, 2007, and a net increase of approximately $120,000 in agreements and variable billings for existing customers. These increases were partially offset by a decrease of approximately $480,000 related to customers who terminated their contracts, a reduction of approximately $50,000 related to professional services for SubscribeNet customers, and a decrease of approximately $40,000 related to unrecognized revenue that pertains to a collection dispute. We expect our revenue for our second quarter ending August 31, 2007, to slightly increase from our first quarter, which ended May 31, 2007.

Costs and Expenses

The following table sets forth the costs and expenses, changes in costs and expenses, and percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the three months ended
	May 31, 2007			May 31, 2006
	Total	Change	% of Revenue	Total	% of Revenue

Total cost of revenues	$ 1,053	$ (11)	38%	$ 1,064	41%
Gross margin	1,691	141	62%	1,550	59%
Operating expenses:
Sales and marketing	707	(98)	26%	805	31%
Product development	458	(21)	17%	479	18%
General and administrative	1,116	(102)	41%	1,218	47%
Loss on disposal of assets	22	22	1%	-
Total operating expenses	$ 2,303	$ (199)	84%	$ 2,502	96%

Cost of Revenues

Our cost of revenues for the three months ended May 31, 2007 remained consistent with the prior year balances. The slight increase in the gross profit margin percentage for the three months ended May 31, 2007 is primarily due to increased revenue while maintaining total costs consistent with prior periods.

Cost of revenues primarily consists of certain allocated costs related to our internet connectivity, assets supporting cost of revenues, and customer support. Cost of revenues also consists of professional services personnel costs and the cost of third-party products and services sold.  We expect total cost of revenues for the current fiscal year to be slightly lower than fiscal year 2007. In addition, we expect our gross profit margin percentage for the current fiscal year to increase from our fiscal year 2007 levels due to lower costs and higher revenue. In general, we expect our total revenues to increase at a higher rate than our costs of revenues. Our quarterly cost of revenues may fluctuate based on multiple variables including, without limitation, revenue mix fluctuations, levels of professional services activities, infrastructure costs, and variable external support utilization rates. We expect our margins to fluctuate accordingly.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, as well as advertising, promotional materials and trade show expenses.

Our sales and marketing expense for the three months ended May 31, 2007 decreased approximately $98,000 compared to prior year balances. The decrease was the result of lower expenses primarily related to sales commissions, recruiting fees and advertising expenses. We expect our sales and marketing expenses in our fiscal year ending February 29, 2008 to remain fairly consistent with our fiscal year ended February 28, 2007.

Product Development Expenses

Product development expenses primarily consist of personnel, consulting, software and related maintenance, equipment depreciation expense and allocated overhead costs. Costs related to research, design and development of products and services have been charged to product development expense as incurred.

Our product development expense for the three months ended May 31, 2007 remained consistent with prior year balances.

We anticipate continued investment in additional functionality for our SubscribeNet service, our underlying proprietary software, and new services related to our software. We expect those investments to fluctuate over time and therefore expect our product development expenses to vary accordingly. However, we expect total product development expenditures in our fiscal year ending February 29, 2008 to remain fairly consistent with such expenditures during our fiscal year ended February 28, 2007.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for administrative and executive personnel, fees for professional services and certain overhead costs.

The decrease of approximately $102,000 in our general and administrative expense for the three months ended May 31, 2007 was primarily due to a decrease in expenses related to recruiting fees, legal expenses and accounting services.

We expect total general and administrative expenditures in fiscal year 2008 to decrease from our fiscal year 2007 levels due primarily to an expected decrease in stock compensation expense. Stock compensation expense is expected to decrease as employee stock options become fully amortized and due to certain unvested employee stock options that were cancelled as part of the Exchange Program described in Note 6, Common Stock.

Loss on Disposal of Assets

For the three months ended May 31, 2007, we recognized a loss of approximately $22,000 on the disposal of an asset related to computer software that is no longer being utilized.

Interest Expense

For the three months ended May 31, 2007, we incurred no interest expense, a decrease of $11,000 from the three months ended May 31, 2006.  As of May 31, 2007, we have no outstanding debt or capital lease obligations, and accordingly, we do not expect to incur any interest expense for the fiscal year ending February 29, 2008.

Interest and Other Income

For the three months ended May 31, 2007, interest and other income was approximately $145,000 of income, a decrease from $289,000 for the three months ended May 31, 2006. On an ongoing basis, interest and other income primarily relates to interest earned on our investment balances.  The decrease in interest and other income for the three months ended May 31, 2007 was primarily due to a one-time litigation settlement that we received in the amount of $152,366 during the three months ended May 31, 2006.

Income Taxes

As of February 28, 2007, we had approximately $25 million of federal and $12.6 million of state net operating loss carryforwards available to offset future taxable income, which will expire at various dates between 2017 and 2027. The Tax Reform Act of 1986 limits the use of net operating losses and tax credit carryforwards in certain circumstances where changes occur in the stock ownership of a company. Because of cumulative ownership changes in the past, the federal and state loss carryforwards have been reduced by the amount of the net operating loss carryforwards that will expire. Should there be a future change of ownership, the available net operating losses may be further limited.  Based upon our limited operating history and losses incurred to date, management does not believe the realization of the related deferred tax assets meets the recognition criteria required by generally accepted accounting principles and accordingly, a full valuation allowance has been recorded to reduce the carrying value of the deferred tax assets to zero.

Liquidity and Capital Resources

The following table presents our liquidity position at May 31, 2007 and 2006 (in thousands):

	For the three months ended
	May 31, 2007	May 31, 2006

Cash and cash equivalents	$11,485	$12,331
Working capital	$9,834	$10,847
Net cash used in operating activities	$(969)	$(259)
Net cash provided by (used in) financing activities	$268	$(2)
Net cash used in investing activities	$(74)	$(58)

We had $11.5 million in cash and cash equivalents at May 31, 2007 and our working capital was $9.8 million.

Our net cash used in operations was approximately $1.0 million for the three months ended May 31, 2007, which was an increase from the cash used in operations during the three months ended May 31, 2006. In the three months ended May 31, 2007, our negative operating cash flow was primarily due to three reasons: first, payments for vendor bills relating to our fiscal year ended February 28, 2007 resulted in a decrease of the related accounts payable and accrued expense accounts of approximately $0.4 million; second, approximately $0.2 million in severance payments were made to terminated employees, and third, an increase of approximately $0.2 million in customer billings that were not collected as of May 31, 2007. Our ability to reduce our uses of cash and generate positive cash flows in future periods will largely depend on our ability to increase the number of customers of our SubscribeNet service while increasing existing subscriptions through strong contract renewals. We expect our cash balances to fluctuate from time to time due to the timing of customer collections and vendor payments in the ordinary course of business.

Our net cash provided by financing activities was approximately $268,000 for the three months ended May 31, 2007.  This amount was the result of proceeds from the issuance of approximately 75,000 shares of common stock in connection with our stock option plan and our Employee Stock Purchase Plan.

Our net cash used in investing activities was approximately $74,000 during the three months ended May 31,2007. This amount was comprised of our purchases of fixed assets paid from our cash and cash equivalents. We used these fixed asset purchases primarily to upgrade and expand our SubscribeNet infrastructure and corporate information systems.

We believe our existing cash and cash equivalents, together with any cash generated from future operations, will be sufficient to fund our operating activities, capital expenditures and financing arrangements for the foreseeable future. However, if our SubscribeNet business fails to grow significantly or declines from its current level, we could be forced to seek additional capital.

At May 31, 2007, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

The following table summarizes our lease obligations and contractual commitments at May 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). This table provides information through our fiscal year ending February 28, 2010, as we do not have any debt or lease obligations beyond that point.

Payments due by period
	Total	Less than 1 Year (a)	1-3 years (b)
Operating leases	$ 1,205	$ 404	$ 801
Contractual commitments	1,807	877	930
	$ 3,012	$ 1,281	$ 1,731

(a)   Includes payments from June 1, 2007 through February 29, 2008.
(b)   Includes payments from March 1, 2008 through February 28, 2010.

As of May 31, 2007, the holders of our Series A and Series B redeemable convertible preferred stock are entitled to liquidation preferences of $0.5 million and $6.0 million, respectively, in the event of certain liquidation events with respect to our company.

Recent Accounting Pronouncements

We are currently evaluating the impact of adopting SFAS 157 on our financial position, results of operations, and cash flows; see Note 2, Significant Accounting Policies.

Our adoption of FIN 48 on March 1, 2007 has not had a significant impact on our financial position or results of operations; see Note 2, Significant Accounting Policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At May 31, 2007, we had cash and cash equivalents of $11.5 million. We place our investments with high quality issuers, according to our investment policy, in an effort to limit the amount of credit exposure to any one issue or issuer.

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents portfolio. We did not use derivative financial instruments during fiscal 2007 or the three months ended May 31, 2007. The effect of changes in interest rates of +/-10% over a six-month horizon would not materially affect the fair value of our portfolio. Declines in interest rates will, over time, decrease the interest income from our portfolio.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended or the Exchange Act) as of the end of the period covered by this Quarterly Report, have concluded that our disclosure controls and procedures are effective based on their evaluation of our disclosure controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In re Intraware, Inc. Initial Public Offering Securities Litigation

In October 2001, we were served with a summons and complaint in a purported securities class action lawsuit. On or about April 19, 2002, we were served with an amended complaint in this action, which is now titled In re Intraware, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-9349 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The amended complaint is brought purportedly on behalf of all persons who purchased our common stock from February 25, 1999 (the date of our initial public offering) through December 6, 2000. It names as defendants the company, three of our present and former officers and directors, and several investment banking firms that served as underwriters of our initial public offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that the underwriters misused their securities analysts to manipulate the price of our stock. No specific damages are claimed.

Lawsuits containing similar allegations have been filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which our company and three named current and former officers and directors are a part, on common pleadings issues. On or about October 9, 2002, the Court entered and ordered a Stipulation of Dismissal, which dismissed the three named current and former officers and directors from the litigation without prejudice. On February 19, 2003, the Court entered an order denying in part the issuer- defendants' omnibus motion to dismiss, including those portions of the motion to dismiss relating to us.

In June 2004, a stipulation of settlement for the claims against the issuer-defendants, including us, was submitted to the Court. The underwriter- defendants in the In re Initial Public Offering Securities Litigation (collectively, the "underwriter-defendants"), including the underwriters of our initial public offering, were not parties to the stipulation of settlement.

Under the settlement, we would have been dismissed of all claims in exchange for a contingent payment guarantee by the insurance companies responsible for insuring us as an issuer. In August 2005, the Court preliminarily approved the settlement.

In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification is a condition of the settlement, the settlement did not receive final court approval. It is uncertain whether there will be any revised or future settlement. If no settlement is achieved, we believe that we have meritorious defenses and intend to defend the action vigorously. However, the litigation results cannot be predicted at this point.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2007. You should carefully consider all of these risk factors, taken as a whole, together with the other information contained in this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2007 and in our other public filings. If any of the risks and uncertainties described in such risk factors actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and in our other public filings. In addition, if any of the risks and uncertainties described in the following risk factors, or if any other risks and uncertainties, actually occur, our business, financial condition or operating results could be harmed substantially.

We have a history of losses and negative cash flow, and we have yet to achieve sustained profitability or positive cash flow.

We have incurred significant losses since we were formed in 1996, totaling approximately $162 million, and have yet to achieve sustained profitability or positive cash flow. Also, with the exception of a few quarters, we have not achieved positive cash flow from operations since our formation in 1996. We may not have positive cash flows from operations for our 2008 fiscal year. We cannot predict whether or when we will be able to achieve sustained profitability or positive cash flow in the future.

The market for our SubscribeNet service is not fully developed and remains volatile. If the market for our service does not fully develop, or develops more slowly than we expect, our business will be harmed.

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

We market our SubscribeNet service principally to technology companies. However, many software companies have invested substantial personnel and financial resources in developing their own electronic software and/or license delivery systems and therefore may be unwilling to migrate to and pay for an outsourced service. In addition, some software companies have adopted automatic update, or "phone home," technology for delivering software updates, whereby an end-user's computer automatically contacts the software company's server to check whether updates are available and, if applicable, downloads and installs those updates. While SubscribeNet supports such an approach, this method for delivering software updates could be viewed by our potential and existing customers as an alternative to our digital delivery technology, and therefore any increased adoption of this automatic update technology could hurt our business and results of operations.

Further, some companies may be reluctant to use our SubscribeNet delivery services because they are concerned about the security capabilities of these services.

Our efforts to enter new markets could prove unsuccessful. Conversely, we may be ill-equipped to handle growth rates that could result from entering new markets.

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

The market for selling electronic delivery and licensing services is highly competitive. Some of our competitors have longer operating histories, greater financial, technical, marketing and other resources, broader product and service offerings, better name recognition, and a larger installed base of customers than we do. Some of our competitors also have well-established relationships with our potential customers and with third- party information technology or consulting firms that help market our competitors' services. We expect competition to intensify as current competitors expand and improve their service offerings and new competitors enter the market. In addition, our current and potential customers are primarily information technology companies with strong software development expertise. When considering their alternatives for implementing a system for electronic delivery of software or license keys, these companies sometimes elect to develop such systems in-house. While we believe our competitive position is strong against both external competitors and in-house development, we have at times experienced reduced prices, reduced gross margins and lost sales as a result of such competitive factors. Such competition is likely to intensify, which could limit the growth of our revenues and gross margins.

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

In recent years, there has been an increase in mergers and acquisitions among technology companies. This trend poses risks for us. Since our customers are technology companies, any acquisitions of our customers could lead to cancellation of our contracts with those customers by the acquiring companies. In addition, since our competitors are also technology companies, any acquisitions of other companies by our competitors, or acquisitions of our competitors by other companies, are likely to result in larger and stronger companies competing against us. Either of these types of events could reduce our revenue through loss of existing customers, or reduce our margins through increased price competition.

Our current strategy includes the use of strategic marketing relationships, which may prove unsuccessful.

We currently have marketing relationships in place with Digital River, Inc., Hewlett Packard, Corp., and On Demand Delivery, Inc. dba Nexstra. We also have a reseller relationship with Akamai Technologies, Inc., under which we resell the Akamai service to our SubscribeNet customers. However, our marketing relationships have yet to produce significant revenue, and if they fail to do so in the future, our business could suffer. Similarly, a deterioration or termination of our reseller relationship with Akamai could harm our business since a portion or our customer base relies on the Akamai service today.

Although our subscription-based sales model for our SubscribeNet service limits the volatility of our online services and technology revenue, other factors may cause our operating results, and therefore our stock price, to fluctuate.

Our SubscribeNet service fees, which comprise most of our revenue, are recognized ratably over contract terms of generally one year, thereby limiting the quarter-to-quarter volatility of those revenues. Nevertheless, certain factors may cause our revenue to fluctuate. In addition to the other risk factors described in this section, factors that could cause such fluctuation include:

  An increasing percentage of our revenues are based upon variable fee provisions in our agreements. Those variable revenues fluctuate based on the degree to which customers are using our SubscribeNet service, which is difficult to predict in advance;

  Deferral of SubscribeNet revenue recognition due to; delays by customers in implementing the SubscribeNet service; new sales involving extensive implementations; or contract modifications adding significant future deliverables;

  Unexpected increases in customer cancellations, which could result from service deficiencies, or from external conditions or circumstances beyond our control;

   Lengthening of the sales cycle for our SubscribeNet service due to macroeconomic or other factors;

  Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our financial statements or unaudited interim financial statements; and

  Changes in accounting rules, such as recording expenses for employee stock option grants.

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

We market primarily to enterprise technology companies who generally demand that a service like ours meet high technological and functional standards. To remain competitive in this market and meet the demands of current and prospective customers, we must continually adapt and upgrade our technology and functionality, including through investments in additional functionality for our SubscribeNet service and underlying proprietary software. In addition, we are developing new functionality to reach new markets outside of the enterprise software industry, which are similarly competitive and demanding. We are a small company with limited resources available for enhancing and expanding our services. If we do not respond quickly enough to changing industry standards or the increased demands of customers and potential customers, we will likely lose sales and market share to competitors and our growth prospects will be limited. In addition, we could incur substantial costs to modify our services or infrastructure in order to adapt to changing standards and demands. If we incur such costs and our sales fail to increase commensurately, we may not be able to achieve sustained profitability and positive operating cash flow.

Defects in our SubscribeNet service could diminish demand for the service and subject us to substantial liability.

Our service is complex and may have errors or defects that users identify after they begin using it, which could harm our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. Despite taking precautions to avoid errors, we have found defects in our service from time to time, and we may find new errors in our existing service in the future. Because our customers use our service for important aspects of their business, any errors, defects or other performance problems with our service could hurt our reputation and may damage our customers' businesses. If that occurs, customers could elect not to renew their agreements with us, could be eligible for credits under our service level agreements, and could delay or withhold payment to us. We also could lose future sales, or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts and revenue reserve, an increase in collection cycles for accounts receivable, or the expense and risk of litigation.

Interruptions or delays in service from our third-party web hosting facilities, or in our relationships with third party hardware and software vendors, could impair the delivery of our SubscribeNet service and harm our business.

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

A large percentage of our stock is owned by a small number of stockholders, which can lead to fluctuations and volatility in our stock price and insurmountable voting power.

As of June 30, 2007, approximately 40% of our common stock, on an as-converted basis, was held by three investors. Those three investors are Digital River, Inc., Crosslink Capital, Inc, and two affiliated funds, Special Situations Technology Fund, L.P. (Tech) and Special Situations Technology II, L.P. (Tech II). Because the ownership of our stock is so concentrated, there is a high risk that a large sale of shares by any of those stockholders could cause a rapid decline in our stock price, in which case our other stockholders and the company itself could be harmed. In addition, the collective voting power of those stockholders is, as a practical matter, nearly sufficient to control the outcome of any matter put to a majority vote of the stockholders.

Our operating results could vary due to the methods, estimates and judgments we use in applying our accounting policies, particularly SFAS 123(R).

The methods, estimates and judgments we use in applying our accounting policies significantly impact our results of operations. Those methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. In particular, the calculation of share-based compensation expense under SFAS 123(R), which we adopted as of the fiscal quarter beginning March 1, 2006, requires that we use valuation methodologies and a number of assumptions, estimates and conclusions regarding matters such as expected terms, expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn of additional information that may affect our previous estimates, with the exception of changes in expected forfeitures of share-based awards. Over time, factors may arise that cause us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense. In addition, any future accounting pronouncements, taxation rules, and new interpretations of existing accounting pronouncements or taxation rules, could also have a significant effect on our reported results, including our reporting of transactions completed before the effective date of the change.

Provisions of our charter documents could make it more difficult for a third party to acquire us, even if the offer may be considered beneficial by our stockholders, which could depress the trading price of our common stock.

Our charter documents, as well as our Second Amended and Restated Preferred Stock Rights Agreement, contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include:

  Certain stockholder rights that are triggered in the event a person or entity acquires more than 15% of our voting securities (or up to 20% in the cases of Crosslink Capital, Inc. and Special Situations Technology Funds.);

  The establishment of a classified board of directors so that not all members of our board are elected at one time;

  The requirement of a super-majority voting to amend some provisions in our amended and restated certificate of incorporation and bylaws;

  The authorization to issue "blank check" preferred stock by our board to increase the number of outstanding shares and to discourage a takeover attempt;

  The prohibition of stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

  The board of directors is expressly authorized to make, alter or repeal our bylaws; and

  Advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on merger, business combinations and other transactions between us and holders of 15% or more of our common stock.

Viruses may hinder acceptance of internet-based digital delivery, which could in turn limit our revenue growth.

The proliferation of software viruses is a key risk that could inhibit acceptance by information technology professionals of web-based delivery of digital goods. Any well-publicized transmission of a computer virus by us or another company using digital delivery could deter information technology professionals from using, and deter software providers from outsourcing, digital delivery, thereby adversely affecting our business. Our SubscribeNet service enables our customers to upload their software products directly onto our systems for downloading by their end-users. Our systems automatically scan our customers' software products for known computer viruses on an ongoing basis while they are on our systems. However, it is possible that even with these periodic virus scans, our system could transmit the virus to one or more end-users. Any such virus transmission could result in disputes, litigation and negative publicity that could adversely affect our business and our stock price.

If our security measures are breached and unauthorized access is obtained to a customer's data, our SubscribeNet service may be perceived as not being secure and customers may curtail or stop using our service.

Our service involves the storage and transmission of customers' proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to one of our customer's data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers. Some companies may be reluctant to use either our SubscribeNet or Digital Fastball services because they are concerned about the security capabilities of these services.

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

  Claims that our use of the name "Intraware" violates the rights of other entities that are using the same name. We are aware that certain other companies are using the name "Intraware" as a company name or as a trademark or service mark. While we have received no notice of any claims of trademark infringement from any of those companies, we cannot assure you that these companies may not claim superior rights to "Intraware" or to other marks we use; or

  Claims by our customers that we delivered their software to unauthorized third parties, thereby infringing our customers' intellectual property rights.

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

Through our SubscribeNet service, we globally distribute software containing encryption technology and other technologies restricted by U.S. laws and regulations from exportation to certain countries, certain types of recipients, and certain specific end-users. Our SubscribeNet service incorporates automated procedures to help ensure that the software we deliver electronically is not downloaded in violation of U.S. export laws and regulations. However, these procedures may not prevent unauthorized exports of restricted software in every case. If an unauthorized export of software occurs through our SubscribeNet service and the U.S. government determines that we have violated U.S. export laws or regulations, we could be sanctioned under those laws or regulations. Sanctions include fines, suspension or revocation of export privileges, and imprisonment.

If our key personnel left our company, our product development, sales, and corporate management could suffer.

Our future success depends upon the continued service of our executive officers and other key technology, sales, marketing and support personnel. None of our officers or key employees is bound by an employment agreement for any specific term. We do not maintain life insurance on any of our officers or key employees. If we lost the services of one or more of our key employees, or if one or more of our executive officers or key employees decides to join a competitor or otherwise compete directly or indirectly with us, this could significantly harm our business.

Financial and securities laws, especially the Sarbanes-Oxley Act of 2002, require that we evaluate our internal control structure. While we believe we currently have adequate internal controls in place, this exercise has no precedent available by which to measure the adequacy of our compliance, and in addition it may cause our operating expenses to increase.

The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules and regulations of the SEC and the Nasdaq Stock Market impose new duties on us and our executives, directors, attorneys and independent registered public accounting firms. In order to comply with the Sarbanes- Oxley Act and such new rules and regulations, we are evaluating our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting. We are performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, we are incurring additional expenses and diversion of management's time, and we may be required to hire additional personnel and engage additional outside legal, accounting and advisory services. Any of these developments could materially increase our operating expenses and accordingly reduce our net income or increase our net loss. While we anticipate being able to fully implement the requirements relating to internal control over financial reporting and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation actions or the impact of the same on our operations since there is little precedent available by which to measure compliance adequacy. If we are unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq Stock Market, and our reputation may be harmed. Any such action could adversely affect our financial results and the price of our common stock.

Moreover, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls over our financial reporting will eliminate all risk of error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls or procedures could be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We expect that we will be required by the Sarbanes-Oxley Act to include an assessment of our internal controls over financial reporting beginning with our Annual Report on form 10-K for our fiscal year ending February 29, 2008.

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

We could face claims in relation to our Employee Stock Purchase Plan.

We have maintained an ESPP program for the benefit of our employees since 1999. In 2006, we determined that beginning in late 2001, we issued shares that were authorized under our ESPP plan but which exceeded the number of shares we had registered with the SEC on Form S-8. In October 2006, we registered additional ESPP shares with the SEC, but it is possible we could face claims for rescission of past purchases or other damages by former employees who lost money selling their ESPP shares. It is difficult to predict the overall size of these potential claims because we do not have data showing the extent to which employees or former employees continue to hold their shares or have sold them, or data showing any resulting losses. While we believe the aggregate amount of potential claims is small, we cannot assure you of this. We also believe we have valid defenses against any such claims, including without limitation applicable statutes of limitation, but the cost of litigating these issues could be expensive and we cannot assure you we would prevail on all of our defenses or avoid rescinding certain purchases under the ESPP and/or paying damages.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Intraware, Inc.
3.2(1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intraware, Inc.
3.3(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intraware, Inc.
3.4(3)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
3.5(4)	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock
3.6(1)	Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock
3.7(5)	Amended and Restated Bylaws of Intraware, Inc.
4.1(6)

Second Amended and Restated Preferred Stock Rights Agreement, dated as of January 22, 2007 between Intraware, Inc. and Computershare Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively

10.1*	Change of Control Severance Agreement, dated as of June 25, 2007 between Intraware, Inc. and Justin M. Benson PDF
10.2*	Amended and Restated Change of Control Severance Agreement, dated as of June 25, 2007 between Intraware, Inc. and Peter H. Jackson PDF
10.3*	Amended and Restated Change of Control Severance Agreement, dated as of June 25, 2007 between Intraware, Inc. and Wendy A. Nieto PDF
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Peter H. Jackson PDF
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Wendy A. Nieto PDF
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act PDF

_______________

(1) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, filed with the SEC on October 5, 2005.
(2) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended November 30, 2006, filed with the SEC on January 16, 2007.
(3) Incorporated by reference to our Current Report on Form 8-K dated April 2, 2001, filed with the SEC on April 13, 2001.
(4) Incorporated by reference to our Current Report on Form 8-K dated November 9, 2005, filed with the SEC on November 15, 2005.
(5) Incorporated by reference to our Current Report on Form 8-K dated September 12, 2005, filed with the SEC on September 12, 2005.
(6) Incorporated by reference to our Current Report on Form 8-K dated January 19, 2007, filed with the SEC on January 23, 2007.
* Filed Herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRAWARE, INC.

Date: July 16, 2007	By: /s/ WENDY A. NIETO Wendy A. Nieto Chief Financial Officer and Executive Vice President