Form 10-Q
period 2007-08-31
INTRAWARE INC
filed 2007-10-15
CIK 1025134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at September 28, 2007
Common Stock, $0.001 par value	6,226,483

Note: PDF provided as a courtesy

Intraware, Inc.

Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTRAWARE, INC.
BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	August 31, 2007	February 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$11,819	$12,260
Accounts receivable, net	1,463	1,110
Costs of deferred revenue	504	490
Other current assets	571	263
Total current assets	14,357	14,123
Costs of deferred revenue, less current portion	329	432
Property and equipment, net	347	407
Capitalized software, net	309	180
Other assets	227	217
Total assets	$15,569	$15,359

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK &
STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	325	797
Accrued expenses	791	1,003
Deferred revenue	3,046	2,576
Total current liabilities	4,162	4,376
Deferred revenue, less current portion	682	681
Total liabilities	4,844	5,057
Commitments and Contingencies (Note 4)
Redeemable convertible preferred stock; $0.0001 par value; 10,000 shares authorized:
Series A; 28 shares issued and outstanding at August 31, 2007 and
February 28, 2007 (aggregate liquidation preference of $500
at August 31, 2007 and February 28, 2007).	449	449
Series B; 1 shares issued and outstanding at August 31, 2007 and February 28, 2007,
(aggregate liquidation preference of $6,000 at August 31, 2007 and February 28, 2007).	5,701	5,701
Total redeemable convertible preferred stock	6,150	6,150
Stockholders' equity:
Common stock; $0.0001 par value; 50,000 shares authorized; 6,226 and 6,134 shares
issued and outstanding at August 31, 2007 and February 28, 2007, respectively.	1	1
Additional paid-in-capital	166,039	165,293
Accumulated deficit	(161,465)	(161,142)
Total stockholders' equity	4,575	4,152
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$15,569	$15,359

See notes to unaudited interim financial statements.

INTRAWARE, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the three months ended		For the six months ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006

Revenues	$3,187	$2,582	$5,931	$5,196
Cost of revenues	1,044	1,084	2,097	2,148
Gross profit	2,143	1,498	3,834	3,048
Operating expenses:
Sales and marketing	604	669	1,311	1,474
Product development	317	502	774	981
General and administrative	1,231	1,125	2,348	2,344
Loss on disposal of assets	4	-	26	-
Total operating expenses	2,156	2,296	4,459	4,799
Loss from operations	(13)	(798)	(625)	(1,751)
Interest expense	-	(10)	-	(21)
Interest and other income	157	144	302	433
Net income (loss)	$144	$(664)	$(323)	$(1,339)

Basic and diluted net income (loss) per share	$0.02	$(0.11)	$(0.05)	$(0.22)
Weighted average shares - basic	6,218	6,129	6,184	6,124
Weighted average shares - diluted	7,405	6,129	6,184	6,124

See notes to unaudited interim financial statements.

INTRAWARE, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended
	August 31, 2007	August 31, 2006
Cash flows from operating activities:
Net loss	$(323)	$(1,339)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	160	215
Provision for doubtful accounts	-	30
Stock-based compensation	387	562
Loss on disposal of assets	29	-
Changes in assets and liabilities:
Accounts receivable	(353)	576
Costs of deferred revenue	104	(222)
Other assets	(318)	(95)
Accounts payable	(439)	76
Accrued liabilities	(213)	142
Deferred revenue	472	165
Net cash provided by (used in) operating activities	(494)	110
Cash flows from investing activities:
Purchases of property and equipment	(277)	(172)
Net cash used in investing activities	(277)	(172)
Cash flows from financing activities:
Proceeds from notes payable	-	137
Principal payments on notes payable	-	(240)
Proceeds from issuance of common stock	330	57
Net cash provided by (used in) financing activities	330	(46)
Net decrease in cash and cash equivalents	(441)	(108)
Cash and cash equivalents at beginning of the period	12,260	12,650
Cash and cash equivalents at end of the period	$11,819	$12,542

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$21
Supplemental non-cash activity:
Purchases of property and equipment included in accounts payable	$3	$53

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

We have incurred losses from operations during each fiscal year since inception and have incurred negative cash flows from operations during each fiscal year since inception, with the exception of our most recent fiscal year ended February 28, 2007. Net loss for the six months ended August 31, 2007 decreased from our prior year loss for the corresponding period. We recorded net income for the three months ended August 31, 2007 of approximately $0.1 million. For the six months ended August 31, 2007, we recorded cash used in operating activities of approximately $0.5 million, which was an increase in cash used from operations from the corresponding period in the prior year. Our cash balances may decline further, although we believe that strategic actions implemented to improve revenue and control costs will be adequate to generate sufficient cash resources to fund our future operations.  If we fail to generate sufficient revenues or adequately control spending, we may be unable to achieve key business objectives.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We recognize revenue when all of the following conditions are met:

  There is persuasive evidence of an arrangement;

  We have provided the service to the customer, made the software available for customer download through our website, or shipped the software to the customer;

  We believe collection of fees is reasonably assured; and

  The amount of fees to be paid by the customer is fixed or determinable.

Our revenue results primarily from three types of arrangements: (1) sales of our SubscribeNet digital delivery service, which we refer to as our SubscribeNet service, to software vendors and other companies that distribute software as part of their business; (2) professional services to such customers in connection with customization of our SubscribeNet service, data conversion, and integration of our SubscribeNet service with other third party software; and (3) resale of third-party services or licenses complementary to our SubscribeNet service, including e-commerce. In addition, if appropriate opportunities present themselves in the future, we may generate revenue from the licenses of our proprietary software, along with related maintenance and support, to companies using our software internally or to companies using it to provide web-based services to their customers.

We defer revenues related to our SubscribeNet service and generally recognize them ratably over the term of the service arrangement. The typical subscription term is one year, although some terms may either be shorter or extend up to three years. Our SubscribeNet service agreements are generally noncancelable, although customers usually have the right to terminate for cause if we materially fail to perform. A majority of our SubscribeNet service implementations for new customers involve customization essential to the functionality of the service. In these cases, we defer revenue recognition until the service go-live date and then recognize the SubscribeNet service revenue ratably over the remaining contract term. The go-live date is the later of the customer acceptance date or the point at which no additional customization is required. If the implementation fee is bundled with the recurring SubscribeNet service fee, it is recognized over the same period as the SubscribeNet service fee. If the implementation fee is charged separately, then the associated revenue is recognized in accordance with our professional services revenue recognition policy, described below. Our SubscribeNet service agreements normally provide a set period (generally five days) for a customer to evaluate a completed implementation, and also provide for deemed acceptance if the customer has not affirmatively rejected the implementation within such period. We typically rely on such deemed acceptance by most of our customers.

As stated above, in addition to implementations, we also provide other professional services to our customers related to our SubscribeNet service. Generally, these professional services do not provide stand-alone value to a customer and, accordingly, we defer recognition of this revenue until the acceptance of the professional services, similar to the manner in which we treat SubscribeNet service revenues discussed above. Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the acceptance of the professional services. Estimated customer life requires that we periodically estimate the projected life of our existing customers based on historical information such as customer renewal rates. In some instances, the fees related to the implementation of the SubscribeNet service and other professional services are bundled with the SubscribeNet service fee without specifically stating the fees attributable to each portion of services. In these instances, the professional services fees are recognized from acceptance of the professional services through the end of the remaining contract term on a ratable basis with the SubscribeNet service fee.

Revenues related to our resale of third-party services or software licenses complementary to our SubscribeNet service are generally recognized as the service or license is provided. If the resold service or license involves customization essential to the functionality, the fees charged for the customization are recognized as revenue in the same manner as professional services discussed above. Resold services or licenses are recognized as revenue based on the gross fee charged to the customer, since we bear the credit risk for resold services or licenses, have latitude in establishing pricing, and are primarily responsible for acceptability of the services or licenses delivered. In addition, costs paid to the third-party providers are recorded as cost of revenues and recognized over the same period as the related revenue.

Deferred Costs

We capitalize direct costs of revenues related to significant SubscribeNet service implementations and established professional services contracts associated with our SubscribeNet services. Direct costs include compensation and payroll-related benefits directly related to the time spent on significant implementation and professional services activities. These costs are recognized over the same period the related revenue is recognized (see Revenue Recognition above). Costs associated with professional services involving significant new functionality for the SubscribeNet service that are partially or fully funded by customers, but which do not qualify as funded research and development activities, are expensed as cost of revenues as incurred until a working model is delivered to the customer. Once a working model has been delivered, all additional direct costs are capitalized in the same manner discussed above. Any changes in our estimated customer life estimates could result in corresponding changes to our recognition of deferred revenues and costs. A 10% increase in our estimated customer life during the three and six months ended August 31, 2007 would have caused a decrease in the amortization of both deferred revenues and deferred costs of revenues, resulting in an immaterial decrease to our net income and an increase to our net loss, respectively. At August 31, 2007, we had approximately $0.8 million in capitalized costs relating to deferred revenues. We expense customer acquisition costs, including sales commissions, as incurred. We also defer legal costs incurred in connection with patent applications. As of August 31, 2007, we had approximately $0.2 million in deferred legal costs related to patent applications. Upon issuance of a patent, the deferred legal costs for that patent are expensed ratably over the patent's estimated useful life.

Stock-Based Compensation

In March 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123(R), Share Based Payment (SFAS 123(R)), which addressed the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments, or that may be settled by the issuance of such equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 (SAB 107) regarding its interpretation of SFAS 123(R).

Following the guidance prescribed in SAB 107, on March 1, 2006 we adopted SFAS 123(R) using the modified prospective method and, accordingly, have not restated the results of income from prior interim periods and fiscal years. Under SFAS 123(R), we measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest. Stock options and awards issued under our equity plans, which generally vest over a three to four-year service period, as well as stock purchases under our Employee Stock Purchase Plan (ESPP), are subject to SFAS 123(R). We adopted and implemented our 2006 Equity Incentive Plan during the year ended February 28, 2007. See our Annual Report on Form 10-K for the year ended February 28, 2007 for further discussion on our 2006 Equity Incentive Plan.

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

Net income (loss) per share

The computation of basic and diluted earnings per common share was as follows:

	For the three months ended		For the six months ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006

Numerator:
Net income (loss)	$144	$(664)	$(323)	$(1,339)

Denominator:
Weighted average shares outstanding - basic	6,218	6,129	6,184	6,124
Dilutive effect of shares from exercise of stock options,
and vesting of restricted stock units	159	-	-	-
Dilutive effect of convertible preferred stock	1,028	-	-	-
Weighted average shares outstanding - diluted	7,405	6,129	6,184	6,124

Basic net income (loss) per share	$0.02	$(0.11)	$(0.05)	$(0.22)
Diluted net income (loss) per share	$0.02	$(0.11)	$(0.05)	$(0.22)

Basic earnings per common share was computed using net income and the weighted average number of common shares outstanding during the period. Diluted earnings per common share was computed using net income and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options and assumed vesting of outstanding restricted stock units using the treasury stock method, as well as the assumed conversion of convertible preferred stock using the if-converted method.

For the quarter ended August 31, 2007, we excluded approximately 686,000 outstanding stock options as well as warrants to purchase approximately 84,000 shares of common stock from the calculation of diluted earnings per common share because the exercise prices of these stock options and warrants were greater than or equal to the average market value of our common shares. These options and warrants may be included in future calculations if the average market value of our common shares becomes greater than the exercise price of such options and warrants.

Software Development Costs

We account for costs incurred for computer software developed or obtained for internal use in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 requires companies to capitalize qualifying computer software costs that are incurred during the application and development stage and amortize them over the software's estimated useful life.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which replaced the different definitions of fair value set forth in the accounting literature with a single definition. SFAS 157 defines fair value as the price that would be received by selling an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our financial position, results of operations, and cash flows.

In July 2006, the FASB issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which changed the accounting for income taxes. FIN 48 specifies, among other provisions, how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance. We adopted FIN 48 on March 1, 2007 and, as a result of its implementation, we did not recognize any adjustments in the liability for unrecognized tax benefits. We do not have any accrued interest or penalties associated with unrecognized tax benefits. We will account for any future interest related to uncertain tax positions as interest expense, and for penalties as tax expense.

NOTE 3. CHANGES IN STOCKHOLDERS' EQUITY

During the six months ended August 31, 2007, our stockholders' equity changed as follows (in thousands):

	Common stock		Additional paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	deficit	equity

Balance at February 28, 2007	6,134	$1	$165,293	$(161,142)	$4,152
Exercise of stock options	65	-	229	-	229
Issuance of common stock for employee stock purchase program	27	-	101	-	101
Stock based compensation			416		416
Net loss	-	-	-	(323)	(323)
Balance at August 31, 2007	6,226	$1	$166,039	$(161,465)	$4,575

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

We historically have received a very limited number of requests for indemnification under these agreements and have not been required to make any material payments under them. Accordingly, we believe that the fair value of each of these indemnification agreements is minimal and therefore have not recorded a liability related to these indemnification provisions.

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

Lawsuits containing similar allegations have been filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which the company and three of our named current and former officers and directors are a part, on common pleadings issues. On or about October 9, 2002, the Court entered and ordered a Stipulation of Dismissal, which dismissed the three named current and former officers and directors from the litigation without prejudice. On February 19, 2003, the Court entered an order denying in part the issuer- defendants' omnibus motion to dismiss, including those portions of the motion to dismiss relating to us.

In June 2004, a stipulation of settlement for the claims against the issuer-defendants, including us, was submitted to the Court. The underwriter-defendants in the In re Initial Public Offering Securities Litigation, including the underwriters of our initial public offering, were not parties to the stipulation of settlement.

Under the settlement, we would have been dismissed of all claims in exchange for a contingent payment guarantee by the insurance companies responsible for insuring us as an issuer. In August 2005, the Court preliminarily approved the settlement.

In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  We are not one of the six test cases.  Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval.  On June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement.  Plaintiffs have filed amended master allegations and amended complaints in the six test cases.  It is uncertain whether there will be any revised or future settlement. If the litigation continues, then we believe that we have meritorious defenses and intend to defend the action vigorously. However, the litigation results cannot be predicted at this point.

NOTE 5. RELATED PARTY TRANSACTIONS

During the six months ended August 31, 2007, we provided e-commerce solutions to our customers by using managed e-commerce services provided by a wholly owned subsidiary of Digital River, Inc. As of September 28, 2007 Digital River, Inc. owned approximately 14% of our outstanding capital stock (on an as-converted to common stock basis). As a result of providing these solutions, we recognized an immaterial amount of revenue and related costs of revenue. All of these costs were paid to the Digital River, Inc. subsidiary.

During the three and six months ended August 31, 2007, we purchased computer equipment and services from one of our largest customers totaling approximately $71,000 and $153,000, respectively.

NOTE 6. COMMON STOCK

Stock Based Compensation Expense

The table below reflects stock compensation expense under SFAS 123(R) for the three and six months ended August 31, 2007 (in thousands):

	For the three months ended	For the six months ended
	August 31, 2007	August 31, 2007
Stock-based compensation expense by type of award
Employee stock options and awards	$131	$323
Employee stock purchase plan	24	64
Increase to net loss	$155	$387

Effect on earnings per share: basic and diluted	$(0.02)	$(0.06)

The following table summarizes stock-based compensation expense related to employee stock options and awards, as well as employee stock purchases under the ESPP for the three and six months ended August 31, 2007, as it was allocated in the statements of operations (in thousands):

	For the three months ended		For the six months ended
	August 31, 2007		August 31, 2007
	Stock	Percent of	Stock	Percent of
	Compensation	Total	Compensation	Total
	Expense	Expense	Expense	Expense

Cost of revenues	$15	10%	$32	8%
Sales and marketing	25	16%	66	17%
Research and development	14	9%	40	10%
General and administrative	101	65%	249	64%

Total stock-based compensation	$155		$387

As of August 31, 2007, we had an aggregate of 683,480 shares available for grant under our equity plans. Our equity plans provide for the issuance of our common stock pursuant to stock option exercises and other equity-based awards. Under our equity plans, equity awards can be issued to employees, non-employee directors and consultants. Stock options are generally granted under the equity plans with exercise prices equal to the fair market value of our common stock on the date of grant. There were no stock option awards granted during the three months ended August 31, 2007.

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	For the three months ended		For the six months ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
Stock option plans:
Five Year Grants:
Dividend yield	n/a	0%	0%	0%
Expected stock price volatility	n/a	73%	63%	73%
Risk-free interest rate	n/a	4.84%	5.18%	4.84%
Average expected life (in years)	n/a	3.52	0.12	3.52
Weighted average grant-date fair value of options granted during the period	n/a	$2.76	$1.54	$2.76

Ten Year Grants:
Dividend yield	n/a	0%	n/a	0%
Expected stock price volatility	n/a	87%	n/a	105%
Risk-free interest rate	n/a	5.07%	n/a	4.75%
Average expected life (in years)	n/a	5.2	n/a	5.42
Weighted average grant-date fair value of options granted during the period	n/a	$4.25	n/a	$5.12

The following table presents a summary of our stock option activity for the three and six months ended August 31, 2007 (in thousands):

		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value
	Shares	Price	($000's)
Outstanding at February 28, 2007	1,345	$11.86	$704
Granted	4	3.67
Exercised	(48)	3.48
Exchanged	(131)	7.46
Forfeited	(119)	11.48
Outstanding at May 31, 2007	1,051	12.30	$288
Granted	-	-
Exercised	(17)	3.66
Forfeited	(37)	19.13
Outstanding at August 31, 2007	997	$12.20	$491

Exercisable at August 31, 2007	811	$14.06	$233

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at August 31, 2007, for those options for which the quoted market price was in excess of the exercise price. The aggregate intrinsic value of options exercised during the quarter ended August 31, 2007 was approximately $26,000. The total cash received from employees as a result of stock option exercises for the three and six months ended August 31, 2007 was approximately $62,000 and $229,000, respectively. We did not realize any tax benefits in connection with these exercises due to a full valuation allowance relating to our deferred tax assets that had previously been recorded.

The total compensation cost related to unvested stock options and awards is approximately $1.4 million and will be recognized over a weighted average period of approximately 1.85 years.

Restricted Stock Units

On March 12, 2007, we offered to certain employees the opportunity to participate in the Employee Stock Option/Restricted Stock Unit Exchange Program, which we refer to herein as the Exchange Program. Under the Exchange Program, the employees were granted the right to exchange certain eligible stock options for restricted stock units with a three year vesting schedule (one-third vest one year from the grant date and one-twelfth vest quarterly thereafter for the remaining eight quarters).  The eligible stock options consisted of those unexercised and unvested stock options with an exercise price per share of $5.00 or more. The number of restricted stock units an employee received in exchange for his or her eligible stock options was based on the number and exercise price of the eligible stock options exchanged.  We adopted the Pool Approach to amortize any unrecognized compensation cost related to the original stock options over the remaining modified requisite service period. We did not record any incremental compensation expense as a result of the Exchange Program and the compensation expense remaining on the unvested options that were exchanged for the restricted stock units will be recognized ratably over the three year vesting period of the restricted stock units.

Pursuant to the Exchange Program, which expired on April 9, 2007, we accepted for cancellation options to purchase 130,515 shares of our common stock and granted in exchange restricted stock units which represent the right to receive 52,769 shares of our common stock in the future, resulting in an overall exchange ratio of approximately 2.5 options to 1.0 restricted stock unit. Included in these figures were 98,000 options previously held by our executive officers, who received a total of 40,795 restricted stock units. We entered into a Restricted Stock Unit Agreement with each participating employee.  The restricted stock units will vest over three years beginning April 9, 2007.  The unrecognized compensation expense related to the unvested options that were exchanged for restricted stock units will be recognized ratably over the three year vesting period of the restricted stock units.

In addition to restricted stock units granted pursuant to the Exchange Program, we have granted restricted stock units to our non-employee independent directors that will vest over a two year period, and restricted stock units to certain newly hired and other employees which vest over a three year period.  We expect to grant additional restricted stock units, rather than stock options, in future periods. We anticipate a decrease in our stock compensation expense as a result of employee stock options with higher fair values becoming fully amortized and the cancellation of certain unvested employee stock options in connection with the Exchange Program.

Restricted stock unit activity for the three and six months ended August 31, 2007 is summarized as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value Price
Unvested at February 28, 2007	-	$-
Granted	20,100	14.83
Exercised	-	-
Exchanged	52,771	18.45
Forfeited	(9,115)	10.61
Outstanding at May 31, 2007	63,756	15.43
Granted	7,000	5.08
Exercised	-	-
Forfeited	(645)	41.18
Outstanding at August 31, 2007	70,111	$14.16

Employee Stock Purchase Plan

On March 12, 2007, our Board of Directors approved an amendment to our ESPP, which was initially approved and adopted in December 1998 and expires in December 2008. Under the amendment, the purchase discount was reduced to 5% from 15%, and such discount was modified so that it will be applied only to the date of purchase rather than any earlier or "look-back" dates. Effective from May 1, 2007, the price at which our common stock will be purchased under our ESPP shall be 95% of the fair market value of our common stock on the last day of the applicable offering period.

NOTE 7. PREFERRED STOCK

We are authorized, subject to limitations prescribed by Delaware law, to provide for the issuance of preferred stock in one or more series, to establish from time to time the number of shares included within each series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without any further vote or action by the stockholders. During the three and six months ended August 31, 2007, there was no activity in our redeemable convertible preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2007, which was filed with the SEC on April 26, 2007, and the unaudited financial statements and related notes contained in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements regarding trends in the marketplace, our future cash and liquidity position, the extent and timing of future revenues, expenses and customer demand, the deployment of our products and services or the anticipated performance and application of products or services, statements regarding the financial statement impact of SFAS 123(R), statements regarding future economic conditions or performance, and statements regarding our anticipated interactions with third parties.  All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement except as required by law.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including without limitation those discussed in Item 1A Risk Factors of this Quarterly Report on Form 10-Q.

Overview

Our goal is to become the de facto standard among digital delivery solution providers. We are pursuing various strategic objectives to achieve this goal. First, we are working to become a profitable, cash-generating company by growing our SubscribeNet service business and practicing stringent fiscal responsibility. Second, we are actively increasing our efforts to reach markets outside our existing enterprise software developer customer base. We intend to leverage our digital delivery and entitlement expertise, and expanded service offering, to penetrate new markets and new market segments. Third, we are seeking to strengthen our technological advantage and extend the breadth of our functionality in the electronic digital asset delivery and entitlement management area by further improving our central offering through internal research and development, through alliances with complementary technology providers, and through development efforts to bring new capabilities to our services to help us access new markets. We are also seeking to extend and strengthen our customer base by executing on our sales and marketing plan and providing exceptional customer service.

Our central offering is the SubscribeNet service. Our SubscribeNet service is an on-demand solution for digital asset management and delivery that enables technology companies to deliver digital files and interact with customers in an efficient and controlled manner. Our traditional market for the SubscribeNet service has been enterprise technology companies. Our SubscribeNet service allows software providers and their channel partners to distribute software online, manage licensing and entitlement across their global customer bases, track and report deliveries and download activity, and manage export compliance. By using the SubscribeNet service, customers can reduce their costs associated with manufacturing, packaging and distributing physical CDs, and automate and simplify their software licensing processes. SubscribeNet also enhances export and revenue recognition compliance.

We believe the SubscribeNet service also has broad application beyond the enterprise technology industry, including the delivery and entitlement management of digital goods such as video, music, and content. Accordingly, we are expanding our efforts to reach these new markets. One market of particular interest to us is video delivery. We believe our technology is well suited to digital entertainment distribution because we have the ability to store and deliver large files at high speeds, and a unique system of entitlement controls to prevent unauthorized downloads of valuable digital content. We believe this technology has applications both for enterprises and individuals. We also see similar opportunities for the delivery and management of music, game files and various forms of digital media.

During our 2006 fiscal year, we launched Digital Fastball, an electronic content delivery and management service designed for small and medium-sized business professionals. Our Digital Fastball service uses our network to provide users a fast and secure means of controlling ongoing access of their valuable digital content to a specified list of recipients across the globe. The underlying technology and infrastructure is based upon our SubscribeNet technology, which our customers use for electronic software delivery and management. We currently are offering

Digital Fastball as a free service to establish a user community and generate word-of-mouth marketing. In the longer term, we intend to develop and market this and other new related product offerings on a revenue-generating basis in targeted industries where the need for entitlement controls and large file delivery is greatest. We also are exploring opportunities to deliver and manage video and digital content in new markets, including social networking, and are investing resources toward this end. We anticipate introducing services in this area in the near future.

We earn revenues and generate cash principally through recurring service fees charged for our SubscribeNet service and professional services fees charged for the customization of our SubscribeNet service.

We have incurred losses from operations during each fiscal year since inception and have incurred negative cash flows from operations during each fiscal year since inception, with the exception of our most recent fiscal year ended February 28, 2007. Net loss for the six months ended August 31, 2007 decreased from our prior year loss for the corresponding period. We recorded net income for the three months ended August 31, 2007 of approximately $0.1 million. For the six months ended August 31, 2007, we recorded cash used in operating activities of approximately $0.5 million, which was an increase in cash used from operations from the corresponding period in the prior year. Our cash flow position for the current quarter is discussed further in the "Liquidity and Capital Resources" section below.

We believe that the effects of our capital financings to date, our past and current strategic actions to improve revenue, and our ongoing cost controls will generate sufficient cash resources to fund our future operations. However, if we fail to adequately increase our revenues or control spending, our business could suffer material adverse effects.

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

The shift toward our licensing solution also carries risks, however, because sales of our licensing service involve more complex implementations and more professional services work than sales of our other services. Thus, while we believe our licensing solution requires substantially less professional services work than the installed software applications sold by our competitors, our implementations of the licensing service have taken longer and been more challenging than implementations of our software delivery services. Consequently, it has taken substantially more time for us to recognize revenue from these contracts. Moreover, the increased emphasis on our licensing solution has played a major role in increasing the percentage of our revenues that are derived from professional services. Unlike our recurring subscription fees, which are relatively predictable and have favorable profit margins, professional services revenues are neither recurring nor predictable quarter over quarter, and they often carry lower profit margins. Over time, we expect to gain efficiencies in our licensing service implementations as we continue to build repeatable processes and learn from implementations we have already performed. For the foreseeable future, however, we face risks that our growing dependence on our licensing solution could delay our ability to recognize revenue, negatively impact our profit margins, and make it more difficult to accurately forecast our future results. If some or all of these challenges continue or worsen, our business operations and results could suffer.

Another ongoing trend affecting us is the pace of mergers and acquisitions in the enterprise software sector. These consolidations pose both opportunities and risks for us, potentially leading either to growth in our contracts with customers who grow larger, or to cancellation of customer contracts by customers who merge or are acquired by companies that do not use our SubscribeNet service.

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

In addition, we see a number of sustained trends in the enterprise software sector. For example, technology companies continue moving toward outsourcing operational functions to reduce costs. Our services enable enterprise software companies to outsource key operational functions in a manner that we believe is financially compelling. Therefore, we may benefit from this trend on an ongoing basis. Hosted web-based applications, which in the past have been limited by concerns about speed, reliability and security, continue to gain acceptance among mainstream businesses, largely because of the cost savings they can offer. This trend may benefit us as our SubscribeNet service is a hosted web-based application.

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

  We believe collection of fees is reasonably assured; and

  The amount of fees to be paid by the customer is fixed or determinable.

Our revenue results primarily from three types of arrangements: (1) sales of our SubscribeNet digital delivery service to software vendors and other companies that distribute software as part of their business; (2) professional services to such customers in connection with customization of our SubscribeNet service, data conversion, and integration of our SubscribeNet service with other third party software; and (3) resale of third-party services or licenses complementary to our SubscribeNet service, including e-commerce. In addition, if appropriate opportunities present themselves in the future, we may generate revenue from the licenses of our proprietary software, along with related maintenance, to companies using our software internally or to provide web-based services to their customers.

We defer revenues related to our SubscribeNet service and generally recognize them ratably over the term of the service arrangement. The typical subscription term is one year, although some may be shorter or extend up to three years. Our SubscribeNet service agreements are generally noncancelable, although customers usually have the right to terminate for cause if we materially fail to perform. A majority of our SubscribeNet service implementations for new customers involve customization essential to the functionality of the service. In these cases, we defer revenue recognition until the service go-live date and then recognize the SubscribeNet service revenue ratably over the remaining contract term. The go-live date is the later of the customer acceptance date or the point at which no additional customization is required. If the implementation fee is bundled with the recurring SubscribeNet service fee, it is recognized over the same period as the SubscribeNet service fee. If the implementation fee is charged separately, then the associated revenue is recognized in accordance with our professional services revenue recognition policy, described below. Our SubscribeNet service agreements normally provide a set period (generally five days) for a customer to evaluate a completed implementation, and also provide for deemed acceptance if the customer has not affirmatively rejected the implementation within such period. We typically rely on such deemed acceptance by most of our customers.

As stated above, in addition to implementations, we also provide other professional services to our customers related to our SubscribeNet agreements. Generally, these services do not provide stand-alone value to a customer and, accordingly, we defer recognition of this revenue until the go-live date for the professional services, similar to the manner in which we treat SubscribeNet service revenues discussed above. Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the acceptance of the professional services. Estimated customer life requires that we periodically estimate the projected life of our existing customers based on historical information such as customer renewal rates. In some instances, the fees related to the implementation of the SubscribeNet service and other professional services are bundled with the SubscribeNet service fee without specifically stating the fees attributable to each portion of services. In these instances, the professional services fees are recognized from acceptance of the professional services through the end of the remaining contract term on a ratable basis with the SubscribeNet service fee.

Revenues related to our resale of third-party services or software licenses complementary to our SubscribeNet service are generally recognized as the service or license is provided. If the resold service or license involves customization essential to the functionality, the fees charged for the customization are recognized as revenue in the same manner as professional services discussed above. Resold services or licenses are recognized as revenue based on the gross fee charged to the customer, since we bear the credit risk for resold services or licenses, have latitude in establishing pricing, and are primarily responsible for acceptability of the services or licenses delivered. In addition, costs paid to the third-party providers are recorded as cost of revenues and recognized over the same period as the related revenue.

Deferred Costs

We capitalize direct costs of revenues related to significant SubscribeNet service implementations and established professional services contracts associated with our SubscribeNet services. Direct costs include compensation and payroll-related benefits directly related to the time spent on significant implementation and professional services activities. These costs are recognized over the same period as related revenue is recognized (see Revenue Recognition above). Costs associated with professional services involving significant new functionality for the SubscribeNet service that are partially or fully funded by customers, but which do not qualify as funded research and development activities, are expensed as cost of revenues as incurred until a working model is delivered to the customer. Once a working model has been delivered, all additional direct costs are capitalized in the same manner discussed above. Any changes in our estimated customer life estimates could result in corresponding changes to our recognition of deferred revenues and costs. A 10% increase in our estimated customer life during the three and six months ended August 31, 2007 would have caused a decrease in the amortization of both deferred revenues and deferred costs of revenues, resulting in an immaterial decrease to our net income and an increase to our net loss, respectively. At August 31, 2007, we had approximately $0.8 million in capitalized costs relating to deferred revenues. We expense customer acquisition costs, including sales commissions, as incurred. We also defer legal costs incurred in connection with patent applications. As of August 31, 2007, we had approximately $0.2 million in deferred legal costs related to patent applications. Upon issuance of a patent, the deferred legal costs for that patent are expensed ratably over the patent's estimated useful life.

Stock-based Compensation

Following the guidance prescribed in SAB 107, on March 1, 2006 we adopted SFAS 123(R) using the modified prospective method and, accordingly, have not restated the results of income from prior interim periods and fiscal years. Under SFAS 123(R), we measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest. Stock options and awards issued under our equity plans as well as stock purchases under our ESPP are subject to SFAS 123(R), which generally vest over a three to four-year service period. We adopted and implemented our 2006 Equity Incentive Plan during the year ended February 28, 2007. See our Annual Report on Form 10-K for the year ended February 28, 2007 for further discussion on our 2006 Equity Incentive Plan.

Software Development Costs

We account for costs incurred for computer software developed or obtained for internal use in accordance with SOP 98-1. SOP 98-1 requires companies to capitalize qualifying computer software costs that are incurred during the application and development stage and amortize them over the software's estimated useful life.

We capitalized approximately $160,000 and $172,000 in internal use software costs during the three and six months ended August 31, 2007, respectively, compared to approximately $2,000 and $36,000 for the three and six months ended August 31, 2006, respectively. The majority of the software is still in the development stage and was not placed into service as of August 31, 2007. We will cease capitalizing the internal use software development costs when the software is used to perform the function intended and technical feasibility has been determined. These associated costs will then be amortized using the straight-line method over the estimated useful life of the software, which is generally three years.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses from our inability to collect required payments from our customers. When evaluating the adequacy of this allowance, we analyze specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customers' payment history. We may need to record increases to our allowance balances in the future. Any dispute, early contract termination, or other collection issue related to these receivable balances could have a material adverse impact on our financial condition or results of operations. There were no allowances made during the three and six months ended August 31, 2007.

Income Taxes

In conjunction with preparing our financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. Since we have incurred losses since inception and therefore have not been required to pay income taxes, we have fully reserved our deferred tax assets at August 31, 2007. In the event we are able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period in which they are realized.

Results of Operations

Total Revenue

The following table sets forth the revenue and change in revenue for the periods indicated (in thousands):

	For the three months ended			For the six months ended
	August 31, 2007		August 31, 2006	August 31, 2007		August 31, 2006
	Total	Change	Total	Total	Change	Total
Revenue	$3,187	$605	$2,582	$5,931	$735	$5,196

The increase in revenue during the three months ended August 31, 2007, compared to the three months ended August 31, 2006, is primarily due to approximately $430,000 in revenue that was recognized from new SubscribeNet service customers whose go-live date was achieved between June 1, 2006, and August 31, 2007, recognition of approximately $270,000 of deferred revenue from a customer who terminated its agreement during the period, and a net increase of approximately $190,000 in professional services and variable billings for existing customers. These increases were partially offset by a decrease of approximately $290,000 related to customers who terminated their contracts during the last 12 months.

The increase in revenue during the six months ended August 31, 2007, compared to the six months ended August 31, 2006, is primarily due to approximately $1,010,000 in revenue that was recognized from new SubscribeNet service customers whose go-live date was achieved between June 1, 2006, and August 31, 2007, recognition of approximately $270,000 of deferred revenue from a customer who terminated its agreement during the period, and a net increase of approximately $260,000 in professional services and variable billings for existing customers. These increases were partially offset by a decrease of approximately $810,000 related to customers who terminated their contracts during the last 12 months.

We expect our revenue for our third quarter ending November 30, 2007 to slightly decrease from our second quarter, which ended August 31, 2007, primarily due to the full recognition of approximately $270,000 of deferred revenue from a customer in the second quarter as a result of the termination of its agreement during the second quarter.

Costs and Expenses

The following table sets forth the costs and expenses, changes in costs and expenses, and percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the three months ended					For the six months ended
	August 31, 2007			August 31, 2006		August 31, 2007			August 31, 2006
	Total	Change	% of Revenue	Total	% of Revenue	Total	Change	% of Revenue	Total	% of Revenue

Total cost of revenues	$ 1,044	$ (40)	33%	$ 1,084	42%	$ 2,097	$ (51)	35%	$ 2,148	41%
Gross margin	2,143	645	67%	1,498	58%	3,834	786	65%	3,048	59%
Operating expenses:
Sales and marketing	604	(65)	19%	669	26%	1,311	(163)	22%	1,474	28%
Product development	317	(185)	10%	502	19%	774	(207)	13%	981	19%
General and administrative	1,231	106	39%	1,125	44%	2,348	4	40%	2,344	45%
Loss on disposal of assets	4	4	0%	-		26	26	0%	-
Total operating expenses	$ 2,156	$ (140)	68%	$ 2,296	89%	$ 4,459	$ (340)	75%	$ 4,799	92%

Cost of Revenues

Our cost of revenues for the three and six months ended August 31, 2007 decreased slightly from the prior year results. The decrease was due to lower allocated costs during the three months ended August 31, 2007 related to direct employee expenses as personnel spent time on activities not directly related to cost of revenues. There was also a decrease in internet expenses related to SubscribeNet service activities. These decreases were slightly offset by the recognition of approximately $90,000 of deferred costs related to a customer who terminated its agreement during the period. The increase in the gross profit margin percentage for the three and six months ended August 31, 2007 is primarily due to increased revenue while maintaining total costs consistent with prior periods.

Cost of revenues primarily consists of certain allocated costs related to our internet connectivity, assets supporting cost of revenues, and customer support. Cost of revenues also consists of professional services personnel costs and the cost of third-party products and services sold.  We expect total cost of revenues for the current fiscal year to be slightly lower than fiscal year 2007 due to a reduction in allocated personnel expenses and slightly lower infrastructure costs. In addition, we expect our gross profit margin percentage for the current fiscal year to increase from our fiscal year 2007 levels due to lower costs and higher revenue. In general, we expect our total revenues to increase at a higher rate than our costs of revenues. Our quarterly cost of revenues may fluctuate based on multiple variables including, without limitation, revenue mix fluctuations, levels of professional services activities, infrastructure costs, and variable external support utilization rates. We expect our gross margins to slightly decrease in our third quarter ending November 30, 2007.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, as well as advertising, promotional materials and trade show expenses.

Our sales and marketing expenses for the three and six months ended August 31, 2007 decreased approximately $65,000 and $163,000, respectively, compared to prior year results for the corresponding periods. The decrease was the result of lower expenses primarily related to sales commissions, recruiting fees and advertising expenses. There was also a decrease related to stock based compensation expense of approximately $27,000 and $42,000 for the three and six months ended August 31, 2007, respectively. We expect our sales and marketing expenses in our fiscal year ending February 29, 2008 to remain fairly consistent with such expenses in our fiscal year ended February 28, 2007.

Product Development Expenses

Product development expenses primarily consist of personnel, consulting, software and related maintenance, equipment depreciation expense and allocated overhead costs. Costs related to research, design and development of products and services have been charged to product development expense as incurred.

Our product development expense for the three and six months ended August 31, 2007 decreased approximately $185,000 and $207,000, respectively, compared to the prior year results for the corresponding periods. The decrease was primarily due to a reduction in expenses allocated to product development activities as personnel increased time spent on capitalizable product development activities, a decrease in personnel costs related to operations management and decreases in variable support costs and incremental investments in our infrastructure related to product development activities.

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

The increase in our general and administrative expense for three months ended August 31, 2007 was primarily due to an increase in allocated overhead expenses related primarily to employees and consultants who spent time on general and administrative activities. General and administrative expenses for the six months ended August 31, 2007 remained fairly consistent with the prior year results for the corresponding periods.

We expect total general and administrative expenditures in fiscal year 2008 to decrease from our fiscal year 2007 levels due primarily to an expected decrease in stock compensation expense. Stock compensation expense is expected to decrease as employee stock options become fully amortized and due to certain unvested employee stock options that were cancelled as part of the Exchange Program described in Note 6 to our financial statements, "Common Stock."

Loss on Disposal of Assets

For the three and six months ended August 31, 2007, we recognized a loss of approximately $4,000 and $26,000 for the disposal of assets, respectively. During the six months ended August 31, 2007 there was a loss on the disposal of an asset related to computer software that is no longer being utilized which accounted for an approximate loss of $22,000.

Interest Expense

For the three and six months ended August 31, 2007, we incurred no interest expense, a decrease of $10,000 and $21,000 from the three and six months ended August 31, 2006, respectively.  As of August 31, 2007, we have no outstanding debt or capital lease obligations, and accordingly, we do not expect to incur any interest expense for the fiscal year ending February 29, 2008.

Interest and Other Income

For the three months ended August 31, 2007, interest and other income was approximately $157,000 of income, a slight increase from $144,000 for the three months ended August 31, 2006. For the six months ended August 31, 2007, interest and other income was approximately $302,000 of income, a decrease from $433,000 for the six months ended August 31, 2006. The decrease in interest and other income for the six months ended August 31, 2007 was primarily due to a one-time litigation settlement that we received in the amount of $152,366 during the six months ended August 31, 2006.  On an ongoing basis, interest and other income primarily relates to interest earned on our investment balances.

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

Liquidity and Capital Resources

The following table presents our liquidity position at August 31, 2007 and 2006 (in thousands):

	For the six months ended
	August 31, 2007	August 31, 2006

Cash and cash equivalents	$11,819	$12,542
Working capital	$10,195	$10,317
Net cash provided by (used in) operating activities	$(494)	$110
Net cash provided by (used in) financing activities	$330	$(46)
Net cash used in investing activities	$(277)	$(172)

We had $11.8 million in cash and cash equivalents at August 31, 2007 and our working capital was $10.2 million.

Our net cash used in operations was approximately $494,000 for the six months ended August 31, 2007, which was a decrease from the cash provided by operations during the six months ended August 31, 2006. During the six months ended August 31, 2007, excluding non-cash stock-based compensation charges, we had net income of approximately $64,000. Our negative operating cash flow was primarily due to the payments of vendor bills that resulted in a decrease of the related accounts payable and accrued expense accounts and approximately $200,000 in severance payments that were made to terminated employees. Our ability to reduce our uses of cash and generate positive cash flows in future periods will largely depend on our ability to increase the number of customers of our SubscribeNet service while increasing existing subscriptions through strong contract renewals. We expect our cash balances to fluctuate from time to time due to the timing of customer collections and vendor payments in the ordinary course of business.

Our net cash provided by financing activities was approximately $330,000 for the six months ended August 31, 2007.  This amount was the result of proceeds from the issuance of approximately 93,000 shares of common stock in connection with our stock option plan and our ESPP.

Our net cash used in investing activities was approximately $277,000 during the three months ended August 31, 2007. This amount was comprised of our purchases of fixed assets paid from our cash and cash equivalents and capitalized costs related to the development of internal use software. We used these fixed asset purchases primarily to upgrade and expand our SubscribeNet service infrastructure and corporate information systems.

We believe our existing cash and cash equivalents, together with any cash generated from future operations, will be sufficient to fund our operating activities, capital expenditures and financing arrangements for the foreseeable future.

At August 31, 2007, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

The following table summarizes our lease obligations and contractual commitments at August 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). This table provides information through our fiscal year ending February 28, 2010, as we do not have any debt or lease obligations beyond that point.

Payments due by period
	Total	Less than 1 Year (a)	1-3 years (b)
Operating leases	$ 1,069	$ 268	$ 801
Contractual commitments	1,583	591	992
	$ 2,652	$ 859	$ 1,793

(a)   Includes payments from September 1, 2007 through February 29, 2008.
(b)   Includes payments from March 1, 2008 through February 28, 2010.

As of August 31, 2007, our Series A and Series B redeemable convertible preferred stock entitled the holders to liquidation preferences of a minimum of $0.5 million and $6.0 million (or, if greater, the aggregate value of the common stock into which the Series B convertible preferred stock is then convertible), respectively, in the event of deemed liquidation events with the respect to our company.

Recent Accounting Pronouncements

We are currently evaluating the impact of adopting SFAS 157 on our financial position, results of operations, and cash flows; see Note 2 to our financial statements, "Significant Accounting Policies."

Our adoption of FIN 48 on March 1, 2007 has not had a significant impact on our financial position or results of operations; see Note 2 to our financial statements, "Significant Accounting Policies."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At August 31, 2007, we had cash and cash equivalents of $11.8 million. We place our investments with high quality issuers, according to our investment policy, in an effort to limit the amount of credit exposure to any one issue or issuer.

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents portfolio. We did not use derivative financial instruments during fiscal 2007 or the six months ended August 31, 2007. The effect of changes in interest rates of +/-10% over a six-month horizon would not materially affect the fair value of our portfolio. Declines in interest rates will, over time, decrease the interest income from our portfolio.

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

Lawsuits containing similar allegations have been filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. All of these lawsuits have been consolidated for pretrial purposes before United States District Court Judge Shira Scheindlin of the Southern District of New York. On July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which the company and three of our named current and former officers and directors are a part, on common pleadings issues. On or about October 9, 2002, the Court entered and ordered a Stipulation of Dismissal, which dismissed the three named current and former officers and directors from the litigation without prejudice. On February 19, 2003, the Court entered an order denying in part the issuer- defendants' omnibus motion to dismiss, including those portions of the motion to dismiss relating to us.

In June 2004, a stipulation of settlement for the claims against the issuer-defendants, including us, was submitted to the Court. The underwriter-defendants in the In re Initial Public Offering Securities Litigation, including the underwriters of our initial public offering, were not parties to the stipulation of settlement.

Under the settlement, we would have been dismissed of all claims in exchange for a contingent payment guarantee by the insurance companies responsible for insuring us as an issuer. In August 2005, the Court preliminarily approved the settlement.

In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  We are not one of the six test cases.  Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval.  On June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement.  Plaintiffs have filed amended master allegations and amended complaints in the six test cases.  It is uncertain whether there will be any revised or future settlement. If the litigation continues, then we believe that we have meritorious defenses and intend to defend the action vigorously. However, the litigation results cannot be predicted at this point.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2007. You should carefully consider all of these risk factors, taken as a whole, together with the other information contained in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended February 28, 2007 and in our other public filings. If any of the risks and uncertainties described in such risk factors actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and in our other public filings. In addition, if any of the risks and uncertainties described in the following risk factors, or if any other risks and uncertainties actually occur, our business, financial condition or operating results could be harmed substantially.

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

We believe our SubscribeNet service also has broad application beyond the enterprise technology industry, including the delivery and entitlement management of digital goods such as video, music, and content. Accordingly, we are expanding our efforts to reach these new markets. Markets of particular interest to us include video delivery and social networking. We are currently investing resources and developing services for certain of these markets. We also see opportunities for the delivery and management of music, game files and various forms of digital media. However, we have no significant experience selling into or serving these markets, and it is possible our efforts to enter these markets will prove unsuccessful. Similarly, it is possible our efforts to develop our service to meet the needs of these new markets will not succeed. In either case, we may fail to generate revenue from these efforts, or even recover our marketing and development investments, in which case our business would likely suffer.

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

We currently have marketing relationships in place with vendors including Digital River, Inc. and On Demand Delivery, Inc. dba Nexstra. In addition, we have marketing relationships with vendors who are members of our Preferred Rights Management Partner Program. We also have reseller relationships with Akamai Technologies, Inc. and Aspera, Inc., under which we resell their services to our SubscribeNet customers. However, our marketing relationships have yet to produce significant revenue, and if they fail to do so in the future, our business could suffer. Similarly, a deterioration or termination of our reseller relationship with Akamai could harm our business since a portion or our customer base relies on the Akamai service today.

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

  Deferral of SubscribeNet revenue recognition due to: delays by customers in implementing the SubscribeNet service; new sales involving extensive implementations; or contract modifications adding significant future deliverables;

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

The market for our Digital Fastball service and other related new product offerings is unproven.

We continue to develop our Digital Fastball service to enable small and medium-sized businesses, as well as consumers, to send, receive and manage many types and sizes of digital files over the Internet quickly, easily and securely. We currently offer the Digital Fastball service at no charge, but are working on strategic initiatives to generate Digital Fastball revenue. However, many systems are already available for sharing files over the Internet, in some cases at little or no cost. In addition, some such systems have been the targets of widely publicized litigation by copyright holders, which may make some companies reluctant to use Internet-based digital delivery services such as Digital Fastball or any related products and services that we offer in the future. If our development or marketing efforts prove unsuccessful with respect to Digital Fastball or other related new product offerings, we may not generate any profit or even recover our investments, in which case our business could suffer.

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

Our SubscribeNet service is complex and may have errors or defects that users identify after they begin using it, which could harm our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. Despite taking precautions to avoid errors, we have found defects in our service from time to time, and we may find new errors in our existing service in the future. Because our customers use our service for important aspects of their business, any errors, defects or other performance problems with our service could hurt our reputation and may damage our customers' businesses. If that occurs, customers could elect not to renew their agreements with us, could be eligible for credits under our service level agreements, and could delay or withhold payment to us. We also could lose future sales, or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts and revenue reserve, an increase in collection cycles for accounts receivable, or the expense and risk of litigation.

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

As of September 28, 2007, approximately 40% of our common stock, on an as-converted basis, was held by three investors. Those three investors are Digital River, Inc., Crosslink Capital, Inc, and two affiliated funds, Special

Situations Technology Fund, L.P. (Tech) and Special Situations Technology II, L.P. (Tech II). Because the ownership of our stock is so concentrated, there is a high risk that a large sale of shares by any of those stockholders could cause a rapid decline in our stock price, in which case our other stockholders and the company itself could be harmed. In addition, the collective voting power of those stockholders is, as a practical matter, nearly sufficient to control the outcome of any matter put to a majority vote of the stockholders.

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

Our SubscribeNet service involves the storage and transmission of customers' proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to one of our customer's data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers. Some companies may be reluctant to use either our SubscribeNet or Digital Fastball services because they are concerned about the security capabilities of these services.

Additional government regulations may harm demand for our services and increase our costs of doing business.

Our business has benefited from the tax laws of states in which purchases of software licenses are not taxable if the software is received only electronically. Some such states are considering whether to change their laws to broaden the taxability of transactions fulfilled over the internet. Any new imposition of taxes on sales of software licenses where the software is received electronically could substantially harm demand for our services and thereby materially adversely affect our business, operating results and financial condition. We also have benefited from implementing our services in Ireland, which offers tax advantages to software companies distributing software from Ireland. Any regulatory change in Ireland or elsewhere that diminishes those advantages could harm our business. Other changes in government regulations, in areas such as privacy and export compliance, could also require us to implement changes in our services or operations that increase our cost of doing business and thereby hurt our financial performance.

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

Our future success depends upon the continued service of our executive officers and other key technology, sales, marketing and support personnel. None of our officers or key employees is bound by an employment agreement for any specific term. We do not maintain life insurance on any of our officers or key employees. If we lose the services of one or more of our key employees, or if one or more of our executive officers or key employees decides to join a competitor or otherwise compete directly or indirectly with us, this could significantly harm our business.

Financial and securities laws, especially the Sarbanes-Oxley Act of 2002, require that we evaluate our internal control structure. While we believe we currently have adequate internal controls in place, this exercise has no precedent available by which to measure the adequacy of our compliance, and in addition it may cause our operating expenses to increase.

The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules and regulations of the SEC and the NASDAQ Stock Market impose new duties on us and our executives, directors, attorneys and independent registered public accounting firms. In order to comply with the Sarbanes- Oxley Act and such new rules and regulations, we are evaluating our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting. We are performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, we are incurring additional expenses and diversion of management's time, and we may be required to hire additional personnel and engage additional outside legal, accounting and advisory services. Any of these developments could materially increase our operating expenses and accordingly reduce our net income or increase our net loss. While we anticipate being able to fully implement the requirements relating to internal control over financial reporting and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation actions or the impact of the same on our operations since there is little precedent available by which to measure compliance adequacy. If we are unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NASDAQ Stock Market, and our reputation may be harmed. Any such action could adversely affect our financial results and the price of our common stock.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We held our Annual Meeting of Stockholders on August 8, 2007. Below are the results of the matters submitted to a vote at that meeting.

Proposal No. 1:     The stockholders elected the following persons as Class III Directors to hold office until the 2010 Annual Meeting of Stockholders, or until earlier resignation or removal.

Director's Name	Votes For	Votes Withheld
Peter H. Jackson	6,402,113	44,296
Alex Danzberger	6,412,336	34,073

The following directors were not subject to re-election at the Annual Meeting, and each such director's term continued after the Annual Meeting:  Brendan A. McLoughlin, Raymond L. Ocampo, Jr., Peter F. Pervere and Bradley M. Shuster.

Proposal No. 2:  The stockholders ratified the Audit Committee's appointment of BDO Seidman LLP as our independent registered public accounting firm for the fiscal year ending February 29, 2008.  There were 6,328,540 votes for the proposal, 16,904 votes against the proposal, and 100,965 votes abstaining.

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

10.1*	Amended and Restated Change of Control Severance Agreement, dated as of October 9, 2007 between Intraware, Inc. and Justin M. Benson PDF
10.2*	Amended and Restated Change of Control Severance Agreement, dated as of October 5, 2007 between Intraware, Inc. and Peter H. Jackson PDF
10.3*	Amended and Restated Change of Control Severance Agreement, dated as of October 5, 2007 between Intraware, Inc. and Wendy A. Nieto PDF
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Peter H. Jackson PDF
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Wendy A. Nieto PDF
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act PDF

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

INTRAWARE, INC.

Date: October 15, 2007	By: /s/ WENDY A. NIETO Wendy A. Nieto Chief Financial Officer and Executive Vice President