Form 10-Q
period 2007-11-30
INTRAWARE INC
filed 2008-01-11
CIK 1025134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at December 31, 2007
Common Stock, $0.001 par value	6,249,198

Note: PDF provided as a courtesy

Intraware, Inc.

Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTRAWARE, INC.
BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	November 30, 2007	February 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$12,279	$12,260
Accounts receivable, net	1,282	1,110
Costs of deferred revenue	550	490
Other current assets	476	263
Total current assets	14,587	14,123
Costs of deferred revenue, less current portion	246	432
Property and equipment, net	356	407
Capitalized software, net	410	180
Other assets	233	217
Total assets	$15,832	$15,359

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK &
STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$283	$797
Accrued expenses	795	1,003
Deferred revenue	3,083	2,576
Total current liabilities	4,161	4,376
Deferred revenue, less current portion	660	681
Total liabilities	4,821	5,057
Commitments and contingencies (Note 4)
Redeemable convertible preferred stock; $0.0001 par value; 10,000 shares authorized:
Series A; 28 shares issued and outstanding at November 30, 2007 and
February 28, 2007 (aggregate liquidation preference of $500
at November 30, 2007 and February 28, 2007)	449	449
Series B; 1 shares issued and outstanding at November 30, 2007 and February 28, 2007,
(aggregate liquidation preference of $6,000 at November 30, 2007 and February 28, 2007)	5,701	5,701
Total redeemable convertible preferred stock	6,150	6,150
Stockholders' equity:
Common stock; $0.0001 par value; 50,000 shares authorized; 6,235 and 6,134 shares
issued and outstanding at November 30, 2007 and February 28, 2007, respectively	1	1
Additional paid-in-capital	166,248	165,293
Accumulated deficit	(161,388)	(161,142)
Total stockholders' equity	4,861	4,152
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$15,832	$15,359

See notes to unaudited interim financial statements.

INTRAWARE, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the three months ended		For the nine months ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006

Revenues	$3,118	$2,803	$9,048	$7,998
Cost of revenues	1,079	1,372	3,176	3,520
Gross profit	2,039	1,431	5,872	4,478
Operating expenses:
Sales and marketing	676	853	1,987	2,327
Product development	343	328	1,117	1,309
General and administrative	1,087	1,082	3,435	3,425
Loss (gain) on disposal of assets	(1)	-	25	-
Total operating expenses	2,105	2,263	6,564	7,061
Loss from operations	(66)	(832)	(692)	(2,583)
Interest expense	-	(9)	-	(30)
Interest and other income	144	147	446	581
Net income (loss)	$78	$(694)	$(246)	$(2,032)

Basic and diluted net income (loss) per share	$0.01	$(0.11)	$(0.04)	$(0.33)
Weighted average shares - basic	6,229	6,131	6,199	6,130
Weighted average shares - diluted	7,465	6,131	6,199	6,130

See notes to unaudited interim financial statements.

INTRAWARE, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the nine months ended
	November 30, 2007	November 30, 2006
Cash flows from operating activities:
Net loss	$(246)	$(2,032)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	241	321
Provision for doubtful accounts	-	(22)
Stock-based compensation	539	866
Loss on disposal of assets	25	-
Changes in assets and liabilities:
Accounts receivable	(172)	(96)
Costs of deferred revenue	144	(280)
Other assets	(230)	(80)
Accounts payable	(492)	385
Accrued liabilities	(208)	31
Deferred revenue	487	976
Net cash provided by operating activities	88	69
Cash flows from investing activities:
Purchases of property and equipment	(93)	(113)
Capitalized software	(354)	(139)
Proceeds from sale of assets	4	-
Net cash used in investing activities	(443)	(252)
Cash flows from financing activities:
Proceeds from notes payable	-	137
Principal payments on notes payable	-	(327)
Proceeds from issuance of common stock	374	60
Net cash provided by (used in) financing activities	374	(130)
Net increase (decrease) in cash and cash equivalents	19	(313)
Cash and cash equivalents at beginning of the period	12,260	12,650
Cash and cash equivalents at end of the period	$12,279	$12,337

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$31
Supplemental non-cash activity:
Purchases of property and equipment included in accounts payable	$15	$79

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

We have incurred losses from operations during each fiscal year since inception and have incurred negative cash flows from operations during each fiscal year since inception, with the exception of our most recent fiscal year ended February 28, 2007. Net loss for the nine months ended November 30, 2007 decreased from our prior year loss for the corresponding period. We recorded net income for the three months ended November 30, 2007 of approximately $0.1 million. For the nine months ended November 30, 2007, we recorded cash provided by operating activities of approximately $0.1 million, which was a slight increase from cash provided by operations from the corresponding period in the prior year.

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

As stated above, in addition to implementations, we also provide other professional services to our customers related to our SubscribeNet service. Generally, these professional services do not provide stand-alone value to a customer. We defer recognition of this revenue until the acceptance of the professional services, similar to the manner in which we treat SubscribeNet service revenues discussed above. Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the acceptance of the professional services. In some instances, the fees related to the implementation of the SubscribeNet service and other professional services are bundled with the SubscribeNet service fee without specifically stating the fees attributable to each portion of the services. In these instances, the professional services fees are recognized from acceptance of the professional services through the end of the remaining contract term on a ratable basis with the SubscribeNet service fee.

Revenues related to our resale of third-party services or software licenses complementary to our SubscribeNet service are generally recognized as the service or license is provided. If the resold service or license involves customization essential to the functionality of such service or software license, the fees charged for the customization are recognized as revenue in the same manner as professional services discussed above. Resold services or licenses are recognized as revenue based on the gross fee charged to the customer, since we bear the credit risk for resold services or licenses, have latitude in establishing pricing, and are primarily responsible for acceptability of the services or licenses delivered. In addition, costs paid to the third-party providers are recorded as cost of revenues and recognized over the same period as the related revenue.

We also recognize revenues related to variable billings of the SubscribeNet service for certain existing customers. When such customers exceed their maximum commitment levels for specified SubscribeNet service metrics in any given period, the associated revenues are recognized according to the provisions specified for such overages.

Deferred Costs

We capitalize direct costs of revenues related to significant SubscribeNet service implementations and established professional services contracts associated with our SubscribeNet services. Direct costs include compensation and payroll-related benefits directly related to the time spent on significant implementation and professional services activities. These costs are recognized over the same period the related revenue is recognized (see Revenue Recognition above). Costs associated with professional services involving significant new functionality for the SubscribeNet service that are partially or fully funded by customers, but which do not qualify as funded research and development activities, are expensed as costs of revenues as incurred until a working model is delivered to the customer. Once a working model has been delivered, all additional direct costs are capitalized in the same manner discussed above.

Estimated customer life requires that we periodically estimate the projected life of our existing customers based on historical information such as customer renewal rates. Any changes in our estimated customer life estimates could result in corresponding changes to our recognition of deferred revenues and costs. A 10% increase in our estimated customer life during the three and nine months ended November 30, 2007 would have caused a decrease in the amortization of both deferred revenues and deferred costs of revenues, resulting in an immaterial decrease to our net income and an immaterial increase to our net loss, respectively. At November 30, 2007, we had approximately $0.8 million in capitalized costs relating to deferred revenues. We expense customer acquisition costs, including sales commissions, as incurred.

We also defer legal costs incurred in connection with patent applications. As of November 30, 2007, we had approximately $0.2 million in deferred legal costs related to patent applications. Upon issuance of a patent, the deferred legal costs for that patent are expensed ratably over the patent's estimated useful life.

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

Following the guidance prescribed in SAB 107, on March 1, 2006 we adopted SFAS 123(R) using the modified prospective method and, accordingly, have not restated the results of income from prior interim periods and fiscal years. Under SFAS 123(R), we measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest. Stock options and awards issued under our equity plans, which generally vest over a three to four-year service period, as well as stock purchases under our Employee Stock Purchase Plan (ESPP), are subject to SFAS 123(R). We adopted and implemented our 2006 Equity Incentive Plan during the fiscal year ended February 28, 2007. See our Annual Report on Form 10-K for the fiscal year ended February 28, 2007 for further discussion on our 2006 Equity Incentive Plan.

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

Net income (loss) per share

The computation of basic and diluted earnings per common share was as follows:

	For the three months ended		For the nine months ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006

Numerator:
Net income (loss)	$78	$(694)	$(246)	$(2,032)

Denominator:
Weighted average shares outstanding -basic	6,229	6,131	6,199	6,130
Dilutive effect of shares from exercise of stock options,
and vesting of restricted stock units	208	-	-	-
Dilutive effect of convertible preferred stock	1,028	-	-	-
Weighted average shares outstanding - diluted	7,465	6,131	6,199	6,130

Basic net income (loss) per share	$0.01	$(0.11)	$(0.04)	$(0.33)
Diluted net income (loss) per share	$0.01	$(0.11)	$(0.04)	$(0.33)

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

For the three months ended November 30, 2007, we excluded approximately 669,000 outstanding stock options as well as warrants to purchase approximately 84,000 shares of common stock from the calculation of diluted earnings per common share because the exercise prices of these stock options and warrants were greater than or equal to the average market value of our common shares. These options and warrants may be included in future calculations if the average market value of our common shares becomes greater than the exercise price of such options and warrants. For the nine months ended November 30, 2007 we excluded stock options, preferred stock and warrants exercisable for 2,191,297 shares of common stock. For the three and nine months ended November 30, 2006 we excluded stock options, preferred stock and warrants exercisable for 2,486,031 shares of common stock. These securities are not included in the computation of diluted net loss per share because of the losses, but could potentially dilute earnings per share in the future.

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

NOTE 3. CHANGES IN STOCKHOLDERS' EQUITY

During the nine months ended November 30, 2007, our stockholders' equity changed as follows (in thousands):

	Common stock		Additional paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	deficit	equity

Balance at February 28, 2007	6,134	$1	$165,293	$(161,142)	$4,152
Exercise of stock options	68	-	240	-	240
Issuance of common stock for employee stock purchase program	33	-	134	-	134
Stock based compensation			581		581
Net loss	-	-	-	(246)	(246)
Balance at November 30, 2007	6,235	$1	$166,248	$(161,388)	$4,861

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

In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  We are not one of the six test cases.  Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval.  On June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement.  Plaintiffs have filed amended master allegations and amended complaints in the six test cases, which the defendants in those cases have moved to dismiss.  It is uncertain whether there will be any revised or future settlement. If the litigation continues, then we believe that we have meritorious defenses and intend to defend the action vigorously. However, the litigation results cannot be predicted at this point.

NOTE 5. RELATED PARTY TRANSACTIONS

During the nine months ended November 30, 2007, we provided e-commerce solutions to our customers by using managed e-commerce services provided by a wholly owned subsidiary of Digital River, Inc. As of December 31, 2007, Digital River, Inc. owned approximately 14% of our outstanding capital stock (on an as-converted to common stock basis). As a result of providing these solutions, we recognized an immaterial amount of revenue and related costs of revenue. All of these costs were paid to the Digital River, Inc. subsidiary.

During the three and nine months ended November 30, 2007, we purchased computer equipment and services from one of our largest customers totaling approximately $20,000 and $173,000, respectively.

NOTE 6. COMMON STOCK

Stock Based Compensation Expense

The table below reflects stock compensation expense under SFAS 123(R) for the three and nine months ended November 30, 2007 (in thousands):

	For the three months ended	For the nine months ended
	November 30, 2007	November 30, 2007
Stock-based compensation expense by type of award
Employee stock options and awards	$127	$449
Employee stock purchase plan	25	90
Increase to net loss	$152	$539

Effect on earnings per share: basic and diluted	$(0.02)	$(0.09)

The following table summarizes stock-based compensation expense related to employee stock options and awards, as well as employee stock purchases under the ESPP for the three and nine months ended November 30, 2007, as it was allocated in the statements of operations (in thousands):

	For the three months ended		For the nine months ended
	November 30, 2007		November 30, 2007
	Stock	Percent of	Stock	Percent of
	Compensation	Total	Compensation	Total
	Expense	Expense	Expense	Expense

Cost of revenues	$12	8%	$44	8%
Sales and marketing	29	19%	95	18%
Research and development	12	8%	52	10%
General and administrative	99	65%	348	64%
Total stock-based compensation	$152		$539

As of November 30, 2007, we had an aggregate of 664,691 shares available for grant under our equity plans. Our equity plans provide for the issuance of our common stock pursuant to stock option exercises and other equity-based awards. Under our equity plans, equity awards can be issued to employees, non-employee directors and consultants. Stock options are generally granted under the equity plans with exercise prices equal to the fair market value of our common stock on the date of grant. There were no stock option awards granted during the three months ended November 30, 2007.

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	For the three months ended		For the nine months ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006
Stock option plans:
Five Year Grants:
Dividend yield	n/a	n/a	0%	0%
Expected stock price volatility	n/a	n/a	63%	73%
Risk-free interest rate	n/a	n/a	5.18%	4.84%
Average expected life (in years)	n/a	n/a	0.12	3.52
Weighted average grant-date fair value of options granted during the period	n/a	n/a	$1.54	$2.01

Ten Year Grants:
Dividend yield	n/a	0%	n/a	0%
Expected stock price volatility	n/a	99%	n/a	102%
Risk-free interest rate	n/a	5.2%	n/a	4.74%
Average expected life (in years)	n/a	6.21	n/a	5.45
Weighted average grant-date fair value of options granted during the period	n/a	$3.55	n/a	$4.78

The following table presents a summary of our stock option activity for the three and nine months ended November 30, 2007 (in thousands):

		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value
	Shares	Price	($000's)
Outstanding at February 28, 2007	1,345	$11.86	$704
Granted	4	3.67
Exercised	(48)	3.48
Exchanged	(131)	7.46
Forfeited	(119)	11.48
Outstanding at May 31, 2007	1,051	12.30	$288
Granted	-	-
Exercised	(17)	3.66
Forfeited	(37)	19.13
Outstanding at August 31, 2007	997	12.20	$491
Granted
Exercised	(3)	3.46
Forfeited	(17)	15.06
Outstanding at November 30, 2007	977	$12.18	$366

Exercisable at November 30, 2007	817	$13.77	$205

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at November 30, 2007, for those options for which the quoted market price was in excess of the exercise price. The aggregate intrinsic value of options exercised during the three months ended November 30, 2007 was approximately $4,000. The total cash received from employees as a result of stock option exercises for the three and nine months ended November 30, 2007 was approximately $11,000 and $240,000, respectively. We did not realize any tax benefits in connection with these exercises due to a full valuation allowance relating to our deferred tax assets that had previously been recorded.

The total compensation cost related to unvested stock options and awards is approximately $1.4 million and will be recognized over a weighted average period of approximately 1.7 years.

Restricted Stock Units

On March 12, 2007, we offered to certain employees the opportunity to participate in the Employee Stock Option/Restricted Stock Unit Exchange Program, which we refer to herein as the Exchange Program. Under the Exchange Program, the employees were granted the right to exchange certain eligible stock options for restricted stock units with a three year vesting schedule (one-third vest one year from the grant date and one-twelfth vest quarterly thereafter for the remaining eight quarters).  The eligible stock options consisted of those unexercised and unvested stock options with an exercise price per share of $5.00 or more. The number of restricted stock units an employee received in exchange for his or her eligible stock options was based on the number and exercise price of the eligible stock options exchanged.  We adopted the Pool Approach to amortize any unrecognized compensation cost related to the original stock options over the remaining modified requisite service period. We did not record any incremental compensation expense as a result of the Exchange Program, and the compensation expense remaining on the unvested options that were exchanged for the restricted stock units will be recognized ratably over the three year vesting period of the restricted stock units.

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

In addition to restricted stock units granted pursuant to the Exchange Program, we have granted restricted stock units to our non-employee independent directors that will vest over a two year period, and restricted stock units to certain newly hired and other employees that vest over a three year period.  We expect to grant additional restricted stock units, rather than stock options, in future periods. We anticipate a decrease in our stock compensation expense as a result of employee stock options with higher fair values becoming fully amortized and the cancellation of certain unvested employee stock options in connection with the Exchange Program.

Restricted stock unit activity for the three and nine months ended November 30, 2007 is summarized as follows (in thousands):

		Weighted-Average
		Grant Date
	Shares	Fair Value Price
Unvested at February 28, 2007	-	$-
Granted	20	14.83
Exercised	-	-
Exchanged	53	18.45
Forfeited	(9)	10.61
Outstanding at May 31, 2007	64	15.43
Granted	7	5.08
Exercised	-	-
Forfeited	(1)	41.18
Outstanding at August 31, 2007	70	14.16
Granted	32	5.26
Exercised	-	-
Forfeited	-	-
Outstanding at November 30, 2007	102	$11.35

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

NOTE 7. PREFERRED STOCK

We are authorized, subject to limitations prescribed by Delaware law, to provide for the issuance of preferred stock in one or more series, to establish from time to time the number of shares included within each series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without any further vote or action by the stockholders. During the nine months ended November 30, 2007, there was no activity in our redeemable convertible preferred stock.

NOTE 8. SUBSEQUENT EVENT

On December 28, 2007, Drysdale Partners voluntarily converted 13,812 shares of our Series A Preferred Stock into an equivalent number of shares of our common stock, in accordance with the terms of the Series A Preferred Stock, with no additional consideration being paid in connection with the conversion. Drysdale Partners is not an officer, director or five percent (5%) shareholder of our outstanding common and preferred stock on an as-converted basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2007, which was filed with the SEC on April 26, 2007, and the unaudited financial statements and related notes contained in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements regarding trends in the marketplace, our future cash and liquidity position, the extent and timing of future revenues, expenses and customer demand, the deployment of our products and services or the anticipated performance and application of products or services, statements regarding future economic conditions or performance, and statements regarding our anticipated interactions with third parties.  All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement except as required by law.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including without limitation those discussed in Item 1A Risk Factors of this Quarterly Report on Form 10-Q.

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

Our central offering is the SubscribeNet service. Our SubscribeNet service is an on-demand solution for digital asset management and delivery that enables technology companies to deliver digital files and interact with their customers in an efficient and controlled manner. Our traditional market for the SubscribeNet service has been enterprise technology companies. Our SubscribeNet service allows software providers and their channel partners to distribute software online, manage licensing and entitlement across their global customer bases, track and report deliveries and download activity, and manage export compliance. By using the SubscribeNet service, customers can reduce their costs associated with manufacturing, packaging and distributing physical CDs, and automate and simplify their software licensing processes. SubscribeNet also enhances export and revenue recognition compliance.

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

During our 2006 fiscal year, we launched Digital Fastball, an electronic content delivery and management service designed for small and medium-sized business professionals. Our Digital Fastball service uses our network to provide users a fast and secure means of controlling ongoing access of their valuable digital content to a specified list of recipients across the globe. The underlying technology and infrastructure is based upon our SubscribeNet technology, which our customers use for electronic software delivery and management. We currently are offering Digital Fastball as a free service to establish a user community and generate word-of-mouth marketing. We also are exploring opportunities to deliver and manage video and digital content in new markets, including social networking, and are investing resources toward this end. In the longer term, we intend to develop and market related product offerings on a revenue-generating basis in targeted industries where the need for entitlement controls and large file delivery is greatest.

During the three months ended November 30, 2007, we launched the beta version of our zAthlete social networking site. zAthlete is an online social network dedicated to athletes. The site was launched to provide exposure for athletes and enable them to share video, pictures, statistics and more. We intend to further develop the site leveraging our knowledge in the management and distribution of digital content. In the future we intend to seek to generate advertising revenues and other revenues from this site.

We earn revenues and generate cash principally through recurring service fees charged for our SubscribeNet service and professional services fees charged for the customization of our SubscribeNet service. We have not, to date, generated any significant revenues from our Digital Fastball service or our zAthlete social networking site. There can be no assurance that either will ever generate significant revenue.

We have incurred losses from operations during each fiscal year since inception and have incurred negative cash flows from operations during each fiscal year since inception, with the exception of our most recent fiscal year ended February 28, 2007. Net loss for the nine months ended November 30, 2007 decreased from our prior year loss for the corresponding period. We recorded net income for the three months ended November 30, 2007 of approximately $0.1 million. For the nine months ended November 30, 2007, we recorded cash provided by operating activities of approximately $0.1 million, which was a slight increase from cash provided by operations from the corresponding period in the prior year. Our cash flow position for the current quarter is discussed further in the "Liquidity and Capital Resources" section below.

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

Important Trends

We currently see a number of trends in the marketplace that are important for our business. Perhaps the most significant trend is the increasing role our electronic licensing delivery service is playing in our business, which over the past two years has become at least as important as our electronic software delivery services. In most respects, this has been a positive development for us. For example, the typical contract value for our license solution is often higher than that of electronic software delivery, and it has gained market acceptance over a shorter period of time than electronic software delivery, which may suggest that the service addresses a more critical and immediate problem for our potential customers. We also believe our software-as-a-service model gives us a competitive advantage relative to our major competitors because we can usually offer customers delivery and entitlement management services more quickly, and at less cost, than if they purchase an installed software application that requires a significant license fee and extensive professional services work.

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

Critical Accounting Policies and Estimates

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, we discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates.

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

As stated above, in addition to implementations, we also provide other professional services to our customers related to our SubscribeNet agreements. Generally, these services do not provide stand-alone value to a customer. We defer recognition of this revenue until the go-live date for the professional services, similar to the manner in which we treat SubscribeNet service revenues discussed above. Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term, commencing with the acceptance of the professional services. In some instances, the fees related to the implementation of the SubscribeNet service and other professional services are bundled with the SubscribeNet service fee without specifically stating the fees attributable to each portion of the services. In these instances, the professional services fees are recognized from acceptance of the professional services through the end of the remaining contract term on a ratable basis with the SubscribeNet service fee.

Revenues related to our resale of third-party services or software licenses complementary to our SubscribeNet service are generally recognized as the service or license is provided. If the resold service or license involves customization essential to the functionality of the service or software license, the fees charged for the customization are recognized as revenue in the same manner as professional services discussed above. Resold services or licenses are recognized as revenue based on the gross fee charged to the customer, since we bear the credit risk for resold services or licenses, have latitude in establishing pricing, and are primarily responsible for acceptability of the services or licenses delivered. In addition, costs paid to the third-party providers are recorded as cost of revenues and recognized over the same period as the related revenue.

We also recognize revenues related to variable billings of the SubscribeNet service for certain existing customers. When such customers exceed their maximum commitment levels for specified SubscribeNet service metrics in any given period, the associated revenues are recognized according to the provisions specified for such overages.

Deferred Costs

We capitalize direct costs of revenues related to significant SubscribeNet service implementations and established professional services contracts associated with our SubscribeNet services. Direct costs include compensation and payroll-related benefits directly related to the time spent on significant implementation and professional services activities. These costs are recognized over the same period as related revenue is recognized (see Revenue Recognition above). Costs associated with professional services involving significant new functionality for the SubscribeNet service that are partially or fully funded by customers, but which do not qualify as funded research and development activities, are expensed as costs of revenues as incurred until a working model is delivered to the customer. Once a working model has been delivered, all additional direct costs are capitalized in the same manner discussed above.

Estimated customer life requires that we periodically estimate the projected life of our existing customers based on historical information such as customer renewal rates. Any changes in our estimated customer life estimates could result in corresponding changes to our recognition of deferred revenues and costs. A 10% increase in our estimated customer life during the three and nine months ended November 30, 2007 would have caused a decrease in the amortization of both deferred revenues and deferred costs of revenues, resulting in an immaterial decrease to our net income and an immaterial increase to our net loss, respectively. At November 30, 2007, we had approximately $0.8 million in capitalized costs relating to deferred revenues. We expense customer acquisition costs, including sales commissions, as incurred.

We also defer legal costs incurred in connection with patent applications. As of November 30, 2007, we had approximately $0.2 million in deferred legal costs related to patent applications. Upon issuance of a patent, the deferred legal costs for that patent are expensed ratably over the patent's estimated useful life.

Stock-based Compensation

Following the guidance prescribed in SAB 107, on March 1, 2006 we adopted SFAS 123(R) using the modified prospective method and, accordingly, have not restated the results of income from prior interim periods and fiscal years. Under SFAS 123(R), we measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest. Stock options and awards issued under our equity plans as well as stock purchases under our ESPP are subject to SFAS 123(R). Stock options and awards issued under our equity plans generally vest over a three to four-year service period. We adopted and implemented our 2006 Equity Incentive Plan during our fiscal year ended February 28, 2007. See our Annual Report on Form 10-K for our fiscal year ended February 28, 2007 for further discussion on our 2006 Equity Incentive Plan.

Software Development Costs

We account for costs incurred for computer software developed or obtained for internal use in accordance with SOP 98-1. SOP 98-1 requires companies to capitalize qualifying computer software costs that are incurred during the application and development stage and amortize them over the software's estimated useful life.

We capitalized approximately $177,000 and $354,000 in internal use software costs during the three and nine months ended November 30, 2007, respectively, compared to approximately $52,000 and $139,000 for the three and nine months ended November 30, 2006, respectively. A portion of the software is still in the development stage and was not placed into service as of November 30, 2007. We will cease capitalizing the internal use software development costs when the software is used to perform the function intended and technological feasibility has been determined. These associated costs will then be amortized using the straight-line method over the estimated useful life of the software, which is generally three years. We will continue to capitalize development costs on existing software in those instances in which the development results in additional functionality.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses from our inability to collect required payments from our customers. When evaluating the adequacy of this allowance, we analyze specific accounts receivable, historical bad debts, customer credit-worthiness, current economic trends and changes in our customers' payment history. We may need to record increases to our allowance balances in the future. Any dispute, early contract termination, or other collection issue related to these receivable balances could have a material adverse impact on our financial condition or results of operations. There were no allowances made during the nine months ended November 30, 2007.

Income Taxes

In conjunction with preparing our financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. Since we have incurred losses since inception and therefore have not been required to pay income taxes, we have fully reserved our deferred tax assets at November 30, 2007. In the event we are able to realize our deferred tax assets in the future, adjustments to the deferred tax assets would increase income or decrease losses in the period in which they are realized.

Results of Operations

Total Revenue

The following table sets forth the revenue and change in revenue for the periods indicated (in thousands):

	For the three months ended			For the nine months ended
	November 30, 2007		November 30, 2006	November 30, 2007		November 30, 2006
	Total	Change	Total	Total	Change	Total
Revenue	$3,118	$315	$2,803	$9,048	$1,050	$7,998

The increase in revenue during the three months ended November 30, 2007, compared to the three months ended November 30, 2006, is primarily due to approximately $370,000 in revenue that was recognized from new SubscribeNet service customers whose go-live date was achieved between September 1, 2006, and November 30, 2007 and a net increase of approximately $230,000 related to professional services, increases in contract values and variable billings for existing customers. These increases were partially offset by a decrease of approximately $285,000 related to customers who terminated their contracts during the last 12 months.

The increase in revenue during the nine months ended November 30, 2007, compared to the nine months ended November 30, 2006, is primarily due to approximately $1,380,000 in revenue that was recognized from new SubscribeNet service customers whose go-live date was achieved between March 1, 2006, and November 30, 2007, recognition of approximately $270,000 of deferred revenue from a customer who terminated its agreement during the period, and a net increase of approximately $490,000 related to professional services, increases in contract values and variable billings for existing customers. These increases were partially offset by a decrease of approximately $1,090,000 related to customers who terminated their contracts during the last 12 months.

Because of a customer termination we anticipate to occur during our fourth quarter ending February 29, 2008, we expect our revenue to slightly decrease from our third quarter, which ended November 30, 2007.

Costs and Expenses

The following table sets forth the costs and expenses, changes in costs and expenses, and percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the three months ended					For the nine months ended
	November 30, 2007			November 30, 2006		November 30, 2007			November 30, 2006
	Total	Change	% of Revenue	Total	% of Revenue	Total	Change	% of Revenue	Total	% of Revenue

Total cost of revenues	$ 1,079	$ (293)	35%	$ 1,372	49%	$ 3,176	$ (344)	35%	$ 3,520	44%
Gross margin	2,039	608	65%	1,431	51%	5,872	1,394	65%	4,478	56%
Operating expenses:
Sales and marketing	676	(177)	22%	853	30%	1,987	(340)	22%	2,327	29%
Product development	343	15	11%	328	12%	1,117	(192)	12%	1,309	16%
General and administrative	1,087	5	35%	1,082	39%	3,435	10	38%	3,425	43%
Loss (gain) on disposal of assets	(1)	(1)	0%	-		25	25	0%	-
Total operating expenses	$ 2,105	$ (158)	68%	$ 2,263	81%	$ 6,564	$ (497)	73%	$ 7,061	88%

Cost of Revenues

Our cost of revenues for the three and nine months ended November 30, 2007 decreased from the prior year results. The decrease was due to lower allocated costs during the three months ended November 30, 2007 related to direct employee expenses as personnel spent time on activities not directly related to cost of revenues. The decrease is also attributable to unusual events which occurred during the three months ended November 30, 2006, including approximately $0.1 million related to stock based compensation expense that was related to prior periods and approximately $0.1 million related to a payment for the termination of an e-commerce agreement. The increase in the gross profit margin percentage for the three and nine months ended November 30, 2007 is primarily due to increased revenue while reducing total cost of revenues.

Cost of revenues primarily consists of certain allocated costs related to our internet connectivity, assets supporting cost of revenues, and customer support. Cost of revenues also consists of professional services personnel costs and the cost of third-party products and services sold.  We expect total cost of revenues for the current fiscal year to be slightly lower than fiscal year 2007 due to a reduction in allocated personnel expenses and slightly lower infrastructure costs. In addition, we expect our gross profit margin percentage for the current fiscal year to increase from our fiscal year 2007 levels as our total revenues increase at a higher rate than our costs of revenues. Our quarterly cost of revenues may fluctuate based on multiple variables including, without limitation, revenue mix fluctuations, levels of professional services activities, infrastructure costs, and variable external support utilization rates. We expect our gross profit margins for our fiscal year 2008 to be approximately 65%.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, as well as advertising, promotional materials and trade show expenses.

Our sales and marketing expenses for the three and nine months ended November 30, 2007 decreased approximately $177,000 and $340,000, respectively, compared to prior year results for the corresponding periods. The decrease was the result of lower expenses primarily related to personnel costs, including salaries, sales commissions, stock based compensation and recruiting fees. These decreases were the result of a reduction in forces that occurred in February 2007. There was also a decrease in employee time allocated to sales and marketing activities. For the reasons discussed in this paragraph we expect our sales and marketing expenses in our fiscal year ending February 29, 2008 to decrease from our expenses in our fiscal year ended February 28, 2007.

Product Development Expenses

Product development expenses primarily consist of personnel, consulting, software and related maintenance, equipment depreciation expense and allocated overhead costs. Costs related to research, design and development of products and services have been charged to product development expense as incurred.

Our product development expense for the three months ended November 30, 2007 was fairly consistent with the product development expenses related to the prior year results for the corresponding period.

Our product development expense for the nine months ended November 30, 2007 decreased approximately $192,000, compared to the prior year results for the corresponding period. The decrease was primarily due to a reduction in expenses allocated to product development activities as personnel increased time spent on capitalizable product development activities, a decrease in personnel costs related to operations management and decreases in variable support costs and incremental investments in our infrastructure related to product development activities.

We anticipate continued investment in additional functionality for our SubscribeNet service, our underlying proprietary software, and new services related to our software such as our zAthlete social networking site. We expect those investments to fluctuate over time and therefore expect our product development expenses to vary accordingly. However, we expect total product development expenditures in our fiscal year ending February 29, 2008 to decrease from such expenditures during our fiscal year ended February 28, 2007.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for administrative and executive personnel, fees for professional services and certain overhead costs.

General and administrative expenses for the three and nine months ended November 30, 2007 remained fairly consistent with the prior year results for the corresponding periods.

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

Gain (Loss) on Disposal of Assets

For the three and nine months ended November 30, 2007, we recognized a gain of approximately $1,000 and a loss of approximately $25,000 for the disposal of assets, respectively. During the nine months ended November 30, 2007 there was a loss on the disposal of an asset related to computer software that is no longer being utilized which accounted for an approximate loss of $22,000.

Interest Expense

For the three and nine months ended November 30, 2007, we incurred no interest expense, a decrease of $9,000 and $30,000 from the three and nine months ended November 30, 2006, respectively.  As of November 30, 2007, we have no outstanding debt or capital lease obligations, and accordingly, we do not expect to incur any interest expense for the fiscal year ending February 29, 2008.

Interest and Other Income

For the three months ended November 30, 2007, interest and other income was approximately $144,000 of income, a slight decrease from $147,000 for the three months ended November 30, 2006. For the nine months ended November 30, 2007, interest and other income was approximately $446,000 of income, a decrease from $581,000 for the nine months ended November 30, 2006. The decrease in interest and other income for the nine months ended November 30, 2007 was primarily due to a one-time litigation settlement that we received in the amount of

$152,366 during the nine months ended November 30, 2006.  On an ongoing basis, interest and other income primarily relates to interest earned on our investment balances.

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

Liquidity and Capital Resources

The following table presents our liquidity position at November 30, 2007 and 2006 (in thousands):

	For the nine months ended
	November 30, 2007	November 30, 2006

Cash and cash equivalents	$12,279	$12,337
Working capital	$10,426	$10,402
Net cash provided by operating activities	$88	$69
Net cash provided by (used in) financing activities	$374	$(130)
Net cash used in investing activities	$(443)	$(252)

We had $12.3 million in cash and cash equivalents at November 30, 2007 and our working capital was $10.4 million.

Our net cash provided by operations was approximately $88,000 for the nine months ended November 30, 2007, which was a slight increase from the cash provided by operations during the nine months ended November 30, 2006. Our positive operating cash flow was primarily due to our income excluding non-cash stock-based compensation charges as well as an ongoing effort to improve collection rates on all outstanding receivables. Our ability to generate positive cash flows in future periods will largely depend on our ability to increase the number of customers of our SubscribeNet service while increasing existing subscriptions through strong contract renewals. We expect our cash balances to fluctuate from time to time due to the timing of customer collections and vendor payments in the ordinary course of business.

Our net cash provided by financing activities was approximately $374,000 for the nine months ended November 30, 2007.  This amount was the result of proceeds from the issuance of approximately 102,000 shares of common stock in connection with our stock option plan and our ESPP.

Our net cash used in investing activities was approximately $443,000 during the nine months ended November 30, 2007. This amount was comprised of our purchases of fixed assets paid from our cash and cash equivalents and capitalized costs related to the development of internal use software. We used these fixed asset purchases primarily to upgrade and expand our SubscribeNet service infrastructure and corporate information systems, as well as launch the beta version of our zAthlete social networking site.

We believe our existing cash and cash equivalents, together with any cash generated from future operations, will be sufficient to fund our operating activities, capital expenditures and financing arrangements for the foreseeable future. If we fail to generate sufficient revenues or adequately control spending, we may be unable to achieve key business objectives.

At November 30, 2007, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

The following table summarizes our lease obligations and contractual commitments at November 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). This table provides information through our fiscal year ending February 28, 2012, as we do not have any debt or lease obligations beyond that point.

Payments due by period
	Total	Less than 1 Year (a)	1-4 years (b)
Operating leases	$ 942	$ 134	$ 808
Contractual commitments	1,490	370	1,120
	$ 2,432	$ 504	$ 1,928

(a)   Includes payments from December 1, 2007 through February 29, 2008.

(b)   Includes payments from March 1, 2008 through February 28, 2012.

As of November 30, 2007, our Series A and Series B redeemable convertible preferred stock entitled the holders to liquidation preferences of a minimum of $0.5 million and $6.0 million (or, if greater, the aggregate value of the common stock into which the Series B convertible preferred stock is then convertible), respectively, in the event of deemed liquidation events with respect to our company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At November 30, 2007, we had cash and cash equivalents of $12.3 million. We place our investments with high quality issuers, according to our investment policy, in an effort to limit the amount of credit exposure to any one issue or issuer.

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents portfolio. We did not use derivative financial instruments during fiscal 2007 or the nine months ended November 30, 2007. The effect of changes in interest rates of +/- 50 basis points over a six-month horizon would not materially affect the fair value of our portfolio. Declines in interest rates will, over time, decrease the interest income from our portfolio.

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

In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  We are not one of the six test cases.  Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval.  On June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement.  Plaintiffs have filed amended master allegations and amended complaints in the six test cases, which the defendants in those cases have moved to dismiss.  It is uncertain whether there will be any revised or future settlement. If the litigation continues, then we believe that we have meritorious defenses and intend to defend the action vigorously. However, the litigation results cannot be predicted at this point.

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

The market for on-demand digital asset delivery and management services is relatively unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of companies, large and small, to increase their use of on-demand digital delivery services. If companies do not increase their use of on-demand digital asset delivery and management services, our operating results will suffer. In addition, in this unproven market, we have limited insight into trends that may develop and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Ultimately, and particularly as the number of enterprise software companies decreases, the size of this market may be limited.

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

The markets for our Digital Fastball service and zAthlete social networking site are unproven.

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

Further, we recently launched a beta version of our zAthlete social networking site. zAthlete is an online social network dedicated to athletes that allows them to share videos, pictures, statistics and more. It leverages our knowledge in the management and distribution of digital content. We anticipate seeking to generate advertising and other revenues from the site in the future, but have not generated any revenues from the site. We do not have experience in developing or marketing social networking sites. Our efforts could require significant resources, additional personnel and divert our attention from our other businesses. The size of the market for zAthlete or similar social networks is unclear and there is no assurance that we will achieve market share. There are numerous competitors in this area, with greater resources, more experience, more established commercial relationships and significantly greater name recognition than us, and we may not be able to compete effectively. In addition, to the extent that zAthlete raises privacy issues that are not fully addressed, our business and reputation could suffer.

If our development, marketing and operation of Digital Fastball, zAthlete or other related products or services prove unsuccessful, we may not generate significant revenues, profits or even a return of our investment in the upcoming fiscal year or ever, our business would suffer.

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

The market for selling electronic delivery and licensing services is highly competitive. Some of our competitors have longer operating histories, greater financial, technical, marketing and other resources, broader product and service offerings, better name recognition, and a larger installed base of customers than we do. Some of our competitors also have well-established relationships with our potential customers and with third party information technology or consulting firms that help market our competitors' services. We expect competition to intensify as current competitors expand and improve their service offerings and new competitors enter the market. In addition, our current and potential customers are primarily information technology companies with strong software development expertise. When considering their alternatives for implementing a system for electronic delivery of software or license keys, these companies sometimes elect to develop such systems in-house. While we believe our competitive position is strong against both external competitors and in-house development, we have at times experienced reduced prices, reduced gross margins and lost sales as a result of such competitive factors. Such competition is likely to intensify, which could limit the growth of our revenues and gross margins.

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

We currently have marketing relationships in place with vendors including Digital River, Inc. and On Demand Delivery, Inc. dba Nexstra. In addition, we have marketing relationships with vendors who are members of our Preferred Rights Management Partner Program. We also have reseller relationships with Akamai Technologies, Inc. and Aspera, Inc., under which we resell their services to our SubscribeNet customers. However, our marketing relationships have yet to produce significant revenue, and if they fail to do so in the future, our business could suffer. Similarly, a deterioration or termination of our reseller relationship with Akamai could harm our business since a portion of our customer base relies on the Akamai service today.

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

As of December 31, 2007, approximately 40% of our common stock, on an as-converted basis, was held by three investors. Those three investors are Digital River, Inc., Prescott Group Capital Management, L.L.C., and two affiliated funds, Special Situations Technology Fund, L.P. (Tech) and Special Situations Technology II, L.P. (Tech II). Because the ownership of our stock is so concentrated, there is a high risk that a large sale of shares by any of those stockholders could cause a rapid decline in our stock price, in which case our other stockholders and the company itself could be harmed. In addition, the collective voting power of those stockholders is, as a practical matter, nearly sufficient to control the outcome of any matter put to a majority vote of the stockholders.

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

The proliferation of software viruses is a key risk that could inhibit acceptance by information technology professionals of web-based delivery of digital goods. Any well-publicized transmission of a computer virus by us or another company using digital delivery could deter information technology professionals from using, and deter software providers from outsourcing, digital delivery, thereby adversely affecting our business. Our SubscribeNet service enables our customers to upload their software products directly onto our systems for downloading by their end-users. Our systems automatically scan our customers' software products for known computer viruses on an ongoing basis while they are on our systems. However, it is possible that even with these periodic virus scans, our system could transmit the virus to one or more end- users. Any such virus transmission could result in disputes, litigation and negative publicity that could adversely affect our business and our stock price.

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

The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules and regulations of the SEC and the NASDAQ Stock Market impose new duties on us and our executives, directors, attorneys and independent registered public accounting firms. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we are evaluating our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm will, in the future, need to attest to, our internal controls over financial reporting. We are performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, we are incurring additional expenses and diversion of management's time, and we may be required to hire additional personnel and engage additional outside legal, accounting and advisory services. Any of these developments could materially increase our operating expenses and accordingly reduce our net income or increase our net loss. While we anticipate being able to fully implement the requirements relating to internal control over financial reporting and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation actions or the impact of the same on our operations since there is little precedent available by which to measure compliance adequacy. If we are unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NASDAQ Stock Market, and our reputation may be harmed. Any such action could adversely affect our financial results and the price of our common stock.

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

Under the current rules, we expect that we will be required by the Sarbanes-Oxley Act to include a management assessment of our internal controls over financial reporting beginning with our Annual Report on Form 10-K for our fiscal year ending February 29, 2008, and our independent registered accounting firm to attest to our internal controls over financial reporting beginning with our Annual Report on Form 10-K for our fiscal year ending February 28, 2009.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Intraware, Inc.
3.2(1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intraware, Inc.
3.3(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intraware, Inc.
3.4(3)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
3.5(4)	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock
3.6(1)	Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock
3.7*	Amended and Restated Bylaws of Intraware, Inc.
4.1(5)

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
(3) Incorporated by reference to our Current Report on Form 8-K dated April 2, 2001, filed with the SEC on April 13, 2001.
(4) Incorporated by reference to our Current Report on Form 8-K dated November 9, 2005, filed with the SEC on November 15, 2005.
(5) Incorporated by reference to our Current Report on Form 8-K dated January 19, 2007, filed with the SEC on January 23, 2007.
* Filed Herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRAWARE, INC.

Date: January 11, 2008	By: /s/ WENDY A. NIETO Wendy A. Nieto Chief Financial Officer and Executive Vice President