Form 10-K
period 2008-02-29
INTRAWARE INC
filed 2008-04-24
CIK 1025134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒      NO    ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.    ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒

The aggregate market value of the registrant's common stock, $0.0001 par value per share, held by non-affiliates of the registrant on August 31, 2007, the last business day of the registrant's most recently completed second fiscal quarter, was $22.2 million (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2008, 6,259,240 shares of the registrant's common stock, $0.0001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed within 120 days of the end of the fiscal year ended February 29, 2008, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof

     PDF provided as courtesy

EXPLANATORY NOTE

This Annual Report on Form 10-K contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. These forward-looking statements include, without limitation, forward-looking statements regarding our expected future financial condition, forecasts regarding our future net losses, contract values and revenues, spending patterns and expenses, sales, development and marketing efforts to reach new markets, product development plans and anticipated development investments, actual and potential demand for our services and our competitive position both within and outside of the software industry, market trends, trends regarding profit margins and fluctuations in the composition of our revenues, and other statements regarding future plans, conditions, or events as they relate to our business. We also use words such as "anticipate," "believe," "think," "plan," "expect," "future," "intend" and similar expressions to identify forward-looking statements. Actual results and the timing of events could differ materially from those projected in the forward-looking statements as a result of known and unknown factors, including the risk factors in item 1A below and other factors discussed elsewhere in this Annual Report on Form 10-K. We have identified many of these forward-looking statements for your convenient reference, although we do not claim to have identified all of them.

"Intraware" and "SubscribeNet" are registered trademarks or service marks of Intraware.  This Annual Report on Form 10-K also refers to other trademarks of Intraware and trademarks of other companies.

In this Annual Report on Form 10-K, Intraware, Inc. is sometimes referred to as "the Registrant," "the Company," "Intraware," "we," "our" and "us." The mailing address for our headquarters is 25 Orinda Way, Orinda, California 94563, and our telephone number at that location is (925) 253-4500. Intraware can also be reached through our web site: www.intraware.com.

PART I

ITEM 1.   BUSINESS

Overview

We launched our first outsourced web-based electronic software delivery and management solution in 1996 and were incorporated in Delaware in 1999. Today, we are a leading provider of digital services that enable enterprise technology publishers to tie together licensing and software processes into a clean, simple customer experience. Our SubscribeNet service, or SubscribeNet, is a web-based delivery and support platform that enables technology companies to deliver, track and manage the software, licenses and other digital content they distribute to their customers. SubscribeNet also enables companies to streamline manufacturing, distribution and support costs; develop business intelligence about their customers; strengthen customer retention and maintenance renewals; accelerate and document software and license key delivery for revenue recognition purposes; and comply with U.S. export controls. Over 99% of Fortune 500 companies have received access to enterprise software or licenses through SubscribeNet.

We also offer complementary services, including e-commerce, optimized file delivery, and on-demand physical fulfillment through our alliances with companies including Digital River, Inc. (Digital River) and Akamai, Inc. (Akamai).

On October 16, 2007, we launched the beta version of our zAthlete social networking website, or zAthlete. zAthlete is an online social network dedicated to athletes, recruiters, coaches, parents and fans of competitive and recreational sports. zAthlete was launched to provide an online, interactive forum for individuals who are passionate about athletics and enable them to share video, pictures, statistics and more.

Our Services

SubscribeNet Service

SubscribeNet is our central service offering. SubscribeNet is an on-demand, hosted, web-based service that enables technology companies to deliver digital files and interact with their customers in an efficient and controlled manner. Our traditional market for SubscribeNet has been enterprise technology companies. SubscribeNet allows software companies and their channel partners to distribute software and licenses online via our entitlement management services to their global customer base, track and report deliveries and download activity, and manage export compliance. By using SubscribeNet, our customers can reduce costs associated with manufacturing, packaging and distributing physical CDs, maintain internally developed or third party offerings and automate and simplify their software licensing processes, while enhancing export and revenue recognition compliance.

Revenues associated with SubscribeNet comprised all of our revenues in our fiscal year ended February 29, 2008, or 2008 fiscal year, and our fiscal year ended February 28, 2007, or 2007 fiscal year.

The primary features of SubscribeNet, described further below, are:

  Software Manager
  License Manager
  Channel Manager
  Evaluation Manager
  Commerce Manager

Software Manager

Through the SubscribeNet Software Manager service, or Software Manager, software publishers can deliver their software files via a highly audited digital form, instead of manufacturing and shipping CDs or relying upon internally developed digital delivery systems. Software Manager enables software companies to easily deliver, track and manage the software they distribute to global customers, manage complex entitlements, and strengthen their compliance controls. For example, Software Manager allows software companies to ensure that software updates and upgrades are distributed only to end users who are entitled to receive such updates and upgrades. In addition, Software Manager automatically screens digital software deliveries for export compliance and provides independent third-party evidence that the software has been delivered for purposes of revenue recognition.

License Manager

The SubscribeNet License Manager service, or License Manager, allows our customers to automatically generate and manage license keys for their software products, eliminating the need for manual license key generation. Given that license keys are generated and tracked automatically, new purchasers of digital goods-such as software applications-can immediately obtain license keys for those digital goods and begin using them without having to wait for manual input by customer support operations. Similarly, existing end-users can have continuous access to the digital goods they have purchased through a secure online platform. License Manager also enables customers to establish automatic license key expiration dates to ensure that license entitlements do not extend beyond their term. Additionally, License Manager allows customers to capture usage data to facilitate the determination of which products, platforms and languages need future upgrades. Finally, the ability of License Manager to support multiple licensing generators for a single technology company typically generates significant cost savings and higher customer satisfaction levels by masking the differences in disparate back end systems.

Channel Manager

The SubscribeNet Channel Manager feature, or Channel Manager, helps customers manage delivery and licensing strategies for their sales channels, as well as reduce the cost of delivering software and licenses through channel sales. Using Channel Manager, our customers can specify product availability and set rules for order management, branding, and degree of end-user activity visibility for their sales channels. Channel partners, in turn, are provided with immediate access to the customer's products, licenses, and other self-management tools that enable them to manage licensing, order processing, and delivery as appropriate. Channel Manager also gives channel partners greater insight into end-user activities, preferences, and renewal schedules.

Evaluation Manager

The SubscribeNet Evaluation Manager, or Evaluation Manager, allows our customers to give their sales prospects immediate online access to trial versions of their software products. It also helps our customers capture important information about their sales prospects and integrate that data into their customer relationship management (CRM) software. Among other features, Evaluation Manager can track and report all registrations and downloads during marketing campaigns and establish pre-qualification rules to determine when downloads of trial software should be permitted.

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

Demand for SubscribeNet

We believe demand for SubscribeNet is driven by a number of factors, including:

  Cost Savings through Digital Delivery. Through electronic delivery, distributors of digital content can significantly reduce manufacturing and distribution costs associated with creating, packaging, duplicating and shipping CDs, DVDs and diskettes.

  Entitlement Management for Software, Updates, and Upgrades. Using our SubscribeNet technology, owners of digital content can set and manage the entitlements of those whom may download their files or content, thereby protecting their valuable digital assets.
  Licensing for Software Providers.   SubscribeNet enables software providers and their end-users to electronically generate and deliver licenses, helping software providers maximize revenues and helping end-users quickly and easily ensure license compliance in dynamic environments.
  Customer Satisfaction. SubscribeNet enables end-users to receive software and licenses quickly after purchase or release. We also provide an online library of an end-user's software entitlements, as well as tools for IT departments to monitor and control licensing and downloads of such software and licenses throughout their organizations.
  Business Intelligence. SubscribeNet can generate reports to help software providers understand their end-users' use of and experience with the software providers' products, including reports that help identify key individual end-users, track the download frequency of different releases, and track the speed and quality of downloads.
  Accelerated Delivery. Accelerated delivery of bug-fixes and patches through the use of SubscribeNet can shorten resolution times for software errors, viruses and security flaws affecting end-users. Real-time online fulfillment of software sales may also accelerate revenue recognition for software providers.
  Regulatory Compliance. By automatically providing an auditable third-party confirmation of software and license key availability and delivery, SubscribeNet can help our customers' finance departments document compliance with delivery requirements under software revenue recognition rules. In addition, SubscribeNet also screens software downloads for compliance with U.S. export controls.
  Tax Savings by End-Users. A number of states exempt software license purchases from sales tax if the software is delivered electronically, providing a competitive advantage to software providers using SubscribeNet.

Strategic Advantages

Among competitive offerings, including solutions developed in-house by software companies, SubscribeNet offers strategic advantages, including:

  Integrated Software and License Delivery and Management.  SubscribeNet offers a single integrated solution for delivery and management of full catalogs of enterprise software and electronic licenses.  Software providers can electronically fulfill orders, manage update processes, and generate, assign and deliver licenses through a single web-based interface.
  Entitlement Management. Technology companies and other distributors of digital content can manage relationships among the products in their catalogs, the various releases of those products, and the files that comprise each such release. They also can assign entitlements for any combination of those items to their customers and individual end-users. Entitlements can be assigned in SubscribeNet through our extended license generation solution, or directly from the customer's order processing, CRM, e-commerce or licensing system, and can be time-limited to match the duration of customer maintenance contracts.
  Technology Infrastructure. The technology infrastructure underlying SubscribeNet is engineered to provide scalability, redundancy, platform independence and 24 hour service 7 days a week.
  Integration with Back-office Systems. SubscribeNet integrates with major enterprise resource planning (ERP), processing, and CRM systems used by our customers.

  Reporting. SubscribeNet provides extensive reporting capabilities to support software providers' internal transaction reporting requirements and to help them analyze end-user usage trends.
  Regulatory Compliance. SubscribeNet provides automated screening and reporting to support compliance with U.S. export regulations, and provides third-party evidence of software availability to support compliance with software revenue recognition rules.
  Rapid Implementation. Once a customer's particular requirements are defined and its resources are allocated, our implementation methodology enables standard SubscribeNet implementations to be completed much more quickly than either in-house developed or third party software solutions.
  Channel Management.  Our Channel Manager module enables technology companies to extend some or all of the benefits of SubscribeNet to their resellers and their resellers' end-users, while keeping confidential data segregated among the software provider and its various resellers.
  Focus and Expertise. For the past 12 years, we have focused on creating solutions for the enterprise software marketplace. This focus has enabled us to develop domain expertise and technology for electronic delivery and management of digital goods and license keys, which we believe differentiates us from our competitors.

SubscribeNet Customers

Our SubscribeNet customers include those whose main business is providing software, companies that distribute software as a secondary business, and companies that resell software. Eight of our customers each accounted for 5% or more of our revenue during our 2008 fiscal year, but none of our customers accounted for more than 10% of our total revenue during our 2008 fiscal year. See Item 1A. Risk Factors, and Note 1 of Item 8. Notes to Consolidated Financial Statements below for further information.

zAthlete

On October 16, 2007, we launched the beta version of our zAthlete social networking website, or zAthlete. zAthlete is an online social network dedicated to athletes, recruiters, coaches, parents and fans of competitive and recreational sports. zAthlete was launched to provide an online, interactive forum for individuals who are passionate about athletics and enable them to share video, pictures, statistics and more. Users of zAthlete build personal pages of data about themselves or their teams with a familiar Web 2.0 interface. zAthlete allows members to control who may access their private data and ensures that all interactions between members, such as video and other file sharing, are secure and received only by those to whom they have granted access. zAthlete is currently a free service. We have not generated any appreciable revenues from zAthlete although we intend to seek to generate advertising revenues and other revenues from this website.

Digital Fastball Service

Our Digital Fastball service, or Digital Fastball, was launched in our 2006 fiscal year and is an electronic content delivery and management service designed for small and medium-sized businesses. We have not historically generated any appreciable revenues from Digital Fastball and do not expect to in the future. Although the Digital Fastball service is still available, we have discontinued further development of Digital Fastball at this time.

Sales

Direct Sales of SubscribeNet

We sell SubscribeNet on a subscription basis, charging a service fee for a fixed period of time. The service fee may be fixed up to a specified usage level, variable based, or a combination of both. We also sell professional services for the customization and implementation of SubscribeNet.

We sell SubscribeNet primarily through a direct sales force dedicated to our SubscribeNet business. We have established direct sales offices for our SubscribeNet sales at our headquarters in Orinda, California as well as in Boston, Massachusetts. Each SubscribeNet sales representative has a territory for which he or she is responsible and covers through telecommunications and in-person sales calls. The sales cycle for our SubscribeNet business is typically lengthy because our sales efforts must target the prospective customer's senior personnel across multiple departments.

Sales of SubscribeNet through Strategic Alliances

We maintain a number of strategic alliances intended to complement our direct sales efforts and broaden sales of SubscribeNet. Although to date these strategic alliances have not generated significant revenues, these are valuable relationships from which we derive indirect benefits and hope to generate significant revenues in the future.

•    Agreement with Digital River.   On June 21, 2006, we entered into a strategic marketing agreement with Digital River. Under the terms of the agreement, we are jointly developing and marketing an integrated service offering that integrates Digital River's eCommerce solution with SubscribeNet. The agreement allocates revenue between the two companies where our respective services are sold as part of an integrated offering. In addition, the agreement appoints us as a reseller of various Digital River offerings and provides for referral fees to be paid when either party closes business on the basis of a referral from the other party. On February 29, 2008, we extended this agreement to run through December 31, 2008 unless extended by the parties.

•    Agreement with Akamai.   On June 30, 2006, we entered into a reseller agreement with Akamai to become a reseller of Akamai services in North America and certain European countries, as well as any other country by mutual agreement. As part of the agreement, we were able to integrate with Akamai's global EdgePlatform technology, thereby enabling customers to achieve better cost savings, increased scalability, and performance improvements via higher software download completion rates. The agreement provides for certain discounts and payments where we act as a reseller of Akamai services. We also receive referral fees from Akamai on occasion where we refer customers to Akamai but do not act as a reseller. However, these referral fees are paid under Akamai's own referral program and are not a part of our reseller agreement. Our reseller agreement with Akamai expires June 29, 2008.

•    Agreement with Aspera, Inc.   We entered into a license agreement with Aspera, Inc. (Aspera) on December 22, 2006, which allowed us to combine Aspera's high speed file transfer technology with our SubscribeNet and Digital Fastball services. The license agreement provides for certain allocations of fees between Aspera and us whenever we sell the Aspera service as part of a SubscribeNet sale. The license agreement with Aspera remains in effect indefinitely, although we may terminate the agreement for convenience upon a specified notice period.

•    Preferred Rights Management Partner Program.   On October 17, 2006, we introduced our Preferred Rights Management Partner Program, a vehicle by which digital rights management companies can offer their customers hosted licensing and software delivery services using SubscribeNet. As members of our program, digital rights management providers receive technical and business development support from us related to the development and sales of products or services that operate in conjunction with SubscribeNet. Our member agreements also provide for referral fees to be paid when either the member or we close business on the basis of a referral from the other party. The current members of our Preferred Rights Management Partner Program are Reprise Software, Inc. and Uniloc Corporation.

Sales Outside the United States

Approximately $1.4 million of our total revenue for our 2008 fiscal year and $1.6 million of our total revenue for our 2007 fiscal year were from sales to companies based outside the United States, predominantly in Ireland and other European countries.  These foreign sales accounted for approximately 11% of our total revenue for our 2008 fiscal year and 15% of our total revenue for our 2007 fiscal year.

Professional Services

In order to customize and enhance SubscribeNet for our customers, we also provide professional services related to SubscribeNet. We assist our customers in both the design and implementation of SubscribeNet and share best business practices with our customers.

Marketing

Our central marketing goals are to attract and retain SubscribeNet customers. We target our marketing efforts to senior personnel across multiple departments in technology companies and other mid-sized and large corporations. We use an integrated approach of targeted advertising; direct mail, email and online promotions; interactive web-based seminars, or "webinars;" field events which bring together customers, prospects and our employees, event sponsorships; trade shows; brand-awareness campaigns; and an annual user group conference to stimulate demand for our services, generate sales leads and maintain customer relationships.

We employ a variety of tools to achieve our marketing goals. Our print and online advertising campaigns are designed to educate our targets on our products and services. Our direct mail, email and online promotions are designed to highlight specific benefits of SubscribeNet and offer limited-time incentives to enter into purchase or evaluation agreements.  In our webinars we educate prospective customers on digital delivery and entitlement management, and other topics relevant to our business, and speakers include our executives as well as independent IT analysts, senior executives of our customers and partners, and other industry experts. At our field events, we rely on a mixture of our executives and key customer representatives to reinforce or enhance earlier key messaging. We also use trade shows, event sponsorships, and regional marketing to target key audiences, expand our customer base and heighten awareness of the Intraware brand.

We also hold an annual SubscribeNet user group conference to provide a forum for industry peers to discuss common challenges, share mutual successes, and learn how others have implemented our solutions. This event allows us to educate existing and potential customers on our service offerings, gather feedback from them about our services, and learn about their evolving requirements.

Our central marketing goals for zAthlete are to attract new users to the service and to increase the usage of the website by existing members. We use third party services such as Google AdWords, Facebook and sports-affiliated websites to advertise zAthlete and attract new users. In addition, we utilize individuals to support direct recruiting at key athletic events. To increase usage of zAthlete by existing members, we develop or partner to create dynamic, relevant content on zAthlete such as games, video blogs on sports topics, news and sporting results.

Competition

The market for electronic delivery and entitlement management is rapidly evolving and we expect competition to increase in the future. Our primary competition comes from two sources: 1) our potential customers who choose to purchase or develop an in-house alternative to SubscribeNet; and 2) other providers of outsourced electronic software delivery services including traditional supply chain vendors who have or are developing electronic delivery capabilities such as Arvato AG and Globalware Solutions. A number of these competitors historically have provided related services, such as e-commerce services, replication and distribution of physical media such as CDs, or product lifecycle management solutions, but have also begun providing electronic software delivery services. We expect this trend to continue as the demand for digital software delivery increases.

The principal competitive factors in our industry include:

  the performance, features and functionality of electronic delivery and entitlement management solutions;
  the comprehensiveness of the services offered by providers, such as integration with licensing and physical fulfillment solutions;
  the cost of a provider's solution versus the cost of competing solutions, or the cost to a potential customer of buying or building, deploying and maintaining an alternative service in-house;

  the provider's experience in and focus on providing services;
  the provider's track record of successful project implementations;
  positive references by the provider's existing customers; and
  the openness of a solution's architecture and the ease with which it integrates with major CRM, order processing and ERP systems.

We believe we compete effectively as to all of these factors, and that our principal advantages include:

  our relatively senior position as one of the first providers of electronic delivery and entitlement management services;
  the depth and breadth of features and functionality of our solution;
  our high-capacity, high-availability network that enables us to deliver enterprise-class software applications rapidly and securely;
  the broad suite of features that we offer;
  the price of our solution, particularly compared with the cost to software providers of developing and maintaining an alternative service in-house;
  our strong track record of successful and rapid project implementations;
  existing customers who are willing to provide positive references;
  the flexibility of our solution, which is easily customized and integrated with customers' ERP, CRM and licensing systems; and
  our suite of administrative and reporting tools that add value for software companies and their end-users.

Nevertheless, we face a number of competitive challenges. A key challenge is resistance from software companies that do not wish to outsource electronic software delivery or license key generation for perceived strategic reasons or based on their cost assessments. Another significant challenge is our focus on electronic delivery and entitlement management services, and our reliance on third-party alliances for key ancillary services. While we believe our focus has enabled us to offer a superior solution, and our integration with strong ancillary solutions addresses a broad set of customer needs, some prospective customers prefer this set of solutions to be supported by a single provider.  A third fundamental challenge is our size relative to that of some of our prospective customers. Some large software providers prefer to outsource services to larger suppliers with greater perceived resources.

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

The market for athletic social networking sites is also rapidly evolving and there are a number of competitors in this arena including Weplay, Takkle, YourSports and Hazzsports. These competitors may have greater resources, more experience, more established commercial relationships and significantly greater name recognition than us and we may not be able to compete effectively.

Intellectual Property, Proprietary Rights and Licenses

Our future success depends in part on our technology and proprietary rights. We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, and other methods to protect our proprietary rights.

To date, we own three U.S. patents on electronic commerce technologies, expiring in July 2016, September 2017, and February 2018. In addition, we have 11 patent applications pending in the United States. We may file additional patent applications during the current fiscal year.

We have 13 trademark registrations in the United States. Our key registered and unregistered trademarks and service marks include Intraware, SubscribeNet, The Way Digital Goods Move, Control Your Technology and zAthlete. We also hold registrations and pending applications for a number of trademarks and service marks outside the United States. We are aware that certain other companies are using the name "Intraware" as a company name or as a trademark or service mark outside the United States. While we do not believe we have infringed any rights and we have received no notice of any claims of infringement from any of those companies, and we own registrations for the "Intraware" trademark in the United States and in other countries, we can make no assurance that these or other companies will not claim superior rights to "Intraware" or other marks used in our business.

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

Employees

As of March 31, 2008, we had 51 employees, including 48 full-time employees. None of our employees are represented by a labor union. We have experienced no work stoppages and consider our relations with our employees to be good.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties presently unknown to us, or that we do not currently believe are important to an investor, may also harm our business operations. If any of the events, contingencies, circumstances or conditions described in the following risks actually occur, our business, financial condition and results of operations could seriously be harmed. If that occurs, the trading price of our common stock could decline, and you may lose part or all of your investment.

Risks Related to SubscribeNet

The market for SubscribeNet is not fully developed and remains volatile. If the market for our service does not fully develop, or develops more slowly than we expect, our business will be harmed.

The market for third-party digital asset delivery and management services is relatively unproven, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of companies, large and small, to increase their use of on-demand digital delivery services. If companies do not increase their use of third-party digital asset delivery and management services, our operating results will suffer. In addition, in this unproven market, we have limited insight into trends that may develop and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Ultimately, and particularly as the number of enterprise software companies decreases, the size of this market may be limited.

We market SubscribeNet principally to technology companies. However, many software companies have invested substantial personnel and financial resources in developing their own electronic software and/or license delivery systems and therefore may be unwilling to migrate to and pay for an outsourced service. In addition, some software companies have adopted automatic update technology for delivering software updates, whereby an end-user's computer automatically contacts the software company's server to check whether updates are available and, if applicable, downloads and installs these updates. While SubscribeNet supports such an approach, this method for delivering software updates could be viewed by our potential and existing customers as an alternative to our digital delivery technology, and therefore any increased adoption of this automatic update technology could hurt our business and results of operations. Further, some companies may be reluctant to use our SubscribeNet delivery services because they are concerned about the security capabilities of these services.

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

A substantial portion of our revenues from SubscribeNet comes from a relatively small number of customers. Our contracts with most of these customers are subject to renewal or cancellation annually. If these customers elect to cancel their agreements with us, or are acquired by companies that do not wish to use our services, and we are unable to attract new customers generating similar revenue from SubscribeNet, our revenue growth would likely slow and our revenues could decline.

Mergers and acquisitions in the technology sector could harm us by causing cancellation of customer contracts where our customers are acquired, or by strengthening our competitors.

In recent years, there has been an increase in mergers and acquisitions among technology companies and this trend poses a risk for us. Since our customers are technology companies, any acquisitions of our customers could lead to cancellation of our contracts with those customers by the acquiring companies. In addition, since our competitors are also technology companies, any acquisitions of other companies by our competitors, or acquisitions of our competitors by other companies, are likely to result in larger and stronger companies competing against us. Either of these types of events could reduce our revenue through loss of existing customers, or reduce our margins through increased price competition.

Our current strategy includes the use of strategic marketing relationships, which may prove unsuccessful.

We currently have marketing relationships in place with Digital River and On Demand Delivery, Inc. dba Nexstra. In addition, we have marketing relationships with vendors who are members of our Preferred Rights

Management Partner Program and reseller relationships with Akamai and Aspera under which we resell their services to our SubscribeNet customers. If our marketing relationships fail to produce significant revenue our business could suffer. A deterioration or termination of our reseller relationship with Akamai could harm our business since a portion of our customer base relies on the Akamai service today. Alternatively, if our strategic marketing relationships choose to offer a competing service to SubscribeNet, our business could suffer.

Although our subscription-based sales model for SubscribeNet limits the volatility of our online services and technology revenue, other factors may cause our operating results, and therefore our stock price, to fluctuate.

Our SubscribeNet fees, which comprised all of our revenue, are recognized ratably over contract terms of generally one year, thereby limiting the quarter-to-quarter volatility of those revenues. Nevertheless, certain factors may cause our revenue to fluctuate. In addition to the other risk factors described in this section, factors that could cause such fluctuation include:

  An increasing percentage of our revenues are based upon variable fee provisions in our agreements. Those variable revenues fluctuate based on the degree to which customers are using SubscribeNet, which is difficult to predict in advance;

  Deferral of SubscribeNet revenue recognition due to: delays by customers in implementing SubscribeNet; new sales involving extensive implementations; or contract modifications adding significant future deliverables;

  Unexpected increases in customer cancellations, which could result from service deficiencies, or from external conditions or circumstances beyond our control;

  Lengthening of the sales cycle for SubscribeNet due to macroeconomic or other factors; and

  Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our financial statements or unaudited interim financial statements.

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

We market primarily to enterprise technology companies who generally demand that a service like ours meet high technological and functional standards. To remain competitive in this market and meet the demands of current and prospective customers, we must continually adapt and upgrade our technology and functionality, including through investments in additional functionality. In addition, we are developing new functionality to reach new markets outside of the enterprise software industry, which are similarly competitive and demanding. We are a small company with limited resources available for enhancing and expanding our services. If we do not respond quickly enough to changing industry standards or the increased demands of customers and potential customers, we will likely lose sales and market share to competitors and our growth prospects will be limited. In addition, we could incur substantial costs to modify our services or infrastructure in order to adapt to changing standards and demands. If we incur such costs and our sales fail to increase commensurately, we may not be able to achieve sustained profitability and positive operating cash flow.

Defects in our SubscribeNet service could diminish demand for the service and subject us to substantial liability.

Our SubscribeNet service is complex and may have errors or defects that users identify after implementation, which could harm our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. Despite taking precautions to avoid errors, we have found defects in SubscribeNet from time to time, and we may find new errors in the future. Because our customers use SubscribeNet for important aspects of their business, any errors, defects or other performance problems could hurt our reputation and may damage our customers' businesses. If that occurs, customers could elect not to renew their agreements with us, could be eligible for credits under our service level agreements, and could delay or withhold payment to us. We also could lose future sales, or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts and revenue reserve, an increase in collection cycles for accounts receivable, or the expense and risk of litigation.

Interruptions or delays in service from our third-party web hosting facilities, or in our relationships with third party hardware and software vendors, could impair the delivery of SubscribeNet and harm our business.

We provide SubscribeNet through computer hardware that is currently located in third-party web hosting facilities in Santa Clara, California and a backup data center in Sacramento, California and in various locations that are used to support the Akamai network. We do not control the operation of these facilities, and they are subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. While physical security measures are in place, they are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at the facilities, the occurrence of a natural disaster, a decision to close a facility without adequate notice, or other unanticipated problems at a facility, could result in lengthy interruptions in our service. In addition, the failure by either facility to provide our required data communications capacity could result in interruptions in our service. Any damage to, or failure of, our systems could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business will be harmed if our customers and potential customers believe our service is unreliable.

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

The proliferation of software viruses is a key risk that could inhibit acceptance by information technology professionals of web-based delivery of digital goods. Any well-publicized transmission of a computer virus by us or another company using digital delivery could deter information technology professionals from using, and deter software providers from outsourcing, digital delivery, thereby adversely affecting our business. SubscribeNet enables our customers to upload their software products directly onto our systems for downloading by their end-users. Our systems automatically scan our customers' software products for known computer viruses on an ongoing basis while they are on our systems. However, it is possible that even with these periodic virus scans, our system could transmit a virus to one or more end-users. Any such virus transmission could result in disputes, litigation and negative publicity that could adversely affect our business and our stock price.

If our security measures are breached and unauthorized access is obtained of a customer's data, SubscribeNet may be perceived as not being secure and customers may curtail or stop using our service.

Our SubscribeNet service involves the storage and transmission of customers' proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to one of our customer's data, our reputation may be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers. Some companies may be reluctant to use SubscribeNet because they are concerned about our security capabilities.

Additional government regulations may harm demand for our services and increase our costs of doing business.

Our business has benefited from the tax laws of states in which purchases of software licenses are not taxable if the software is received only electronically. Some such states are considering whether to change their laws to broaden the taxability of transactions fulfilled over the internet. Any new imposition of taxes on sales of software licenses where the software is received electronically could substantially harm demand for our services and thereby materially adversely affect our business, operating results and financial condition. We also have benefited from implementing our services in Ireland, which can offer tax advantages to software companies distributing software from Ireland. Any regulatory change in Ireland or elsewhere that diminishes those advantages could harm our business. Other changes in government regulations, in areas such as privacy and export compliance, could also require us to implement changes in our services or operations that increase our cost of doing business and thereby hurt our financial performance.

If our export compliance system fails to prevent unauthorized exports of our customers' software, we could be sanctioned by the U.S. government.

Through SubscribeNet, we globally distribute software containing encryption technology and other technologies restricted by U.S. laws and regulations from exportation to certain countries, certain types of recipients, and certain specific end-users. Our SubscribeNet service incorporates automated procedures to help ensure that the software we deliver electronically is not downloaded in violation of U.S. export laws and regulations. However, these procedures may not prevent unauthorized exports of restricted software in every case. If an unauthorized export of software occurs through our SubscribeNet service and the U.S. government determines that we have violated U.S. export laws or regulations, we could be sanctioned under those laws or regulations. Sanctions include fines, suspension or revocation of export privileges, and imprisonment.

Risks Related to zAthlete and Other New Business Ventures

The market for our zAthlete social networking site is unproven.

On October 16, 2007, we launched a beta version of our zAthlete social networking website. It leverages our knowledge in the management and distribution of digital content. We anticipate seeking to generate advertising and other revenues from the site in the future, but to date have not generated any appreciable revenues from the site. We do not have experience in developing or marketing social networking sites. Our continuing efforts could require significant resources, additional personnel and divert our attention from our other businesses. The size of the market for zAthlete or similar social networks is unclear and there is no assurance that we will achieve market share. In addition, to the extent that zAthlete raises privacy issues that are not fully addressed, our business and reputation could suffer. If our development, marketing and operation of zAthlete or other related products or services prove unsuccessful, we may not generate significant revenues, profits or even a return of our investment in the upcoming fiscal year, or ever, and our business could suffer.

Failure to increase or maintain the number of users for our zAthlete social networking site could cause our business and financial results to suffer.

The success of our zAthlete social networking services depends upon our ability to increase or maintain our base of users, because we plan to generate advertising or others revenues from our user base. Our ability to increase our base of users is dependent upon attracting these users to the zAthlete site. Failure to increase or maintain our base of users could have a material adverse effect on our business and on our ability to implement our strategies.

The market for our zAthlete social networking site is highly competitive, and we may not be able to compete effectively.

The market for our zAthlete social networking site is competitive, and we expect competition to continue to increase in the future. While focused on athletics, zAthlete competes with a wide variety of social networking websites, including broader social networking websites such as MySpace and Facebook and a number of specialty websites, including Weplay, Takkle, YourSports and Hazzsports that offer similar online social networking services based on athletic communities. We also compete with a wide variety of websites that provide users with alternative networks and ways of locating and interacting with acquaintances from various affiliations, including web portals such as Yahoo!, MSN and AOL. As a result of the growth of the social networking market and minimal barriers to entry, a number of companies are attempting to enter this market, either directly with athletic offerings or indirectly, some of which may become significant competitors in the future.

Many of our competitors have longer operating histories, greater name and brand recognition, larger user bases, significantly greater financial, technical, sales and marketing resources, and engage in more extensive research and development than we do. Some of our competitors also have low user acquisition costs and offer a wider variety of services. If our competitors are more successful than we are in attracting users, our ability to maintain our user base will be adversely affected. Some of our social networking competitors have more compelling websites with more extensive user-generated content. If our zAthlete social networking services are not as compelling and we do not stay current with evolving consumer trends, we may not succeed in maintaining or increasing our membership base. Competition could have a material adverse affect on our potential for revenues from our zAthlete social networking service, both from advertising and any subscription or use revenues that we develop. More intense competition could also require us to increase our marketing expenditures.

Our failure to achieve desired revenue models and pricing levels could impact our ability to achieve profitability or positive cash flow.

zAthlete is currently a free service. In the future, however, we intend to seek to generate advertising and subscription or use revenues from this site. However, we expect to experience significant pricing pressure for these services that we offer. Prices for internet advertising and services have decreased in recent years and may decline in the future. We may not be able to offset the effects of any such price reductions even with an increase in the number of our users, potential revenues from enhanced services, cost reductions, or otherwise. Increased price competition in this market could result in our inability to generate revenue from zAthlete and erosion of any revenues that we do ultimately generate, and could have a negative impact on our business.

If we develop new products, services or technologies in the future, these innovations could disrupt our business and harm our business, financial condition or results of operations.

As part of our growth and product diversification strategy, we will evaluate new businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. For example, the launch and development of zAthlete involves our entry into a new field. The development of new products and services entails a number of risks that could materially and adversely affect our business and operating results, including:

  the risk of diverting the attention of our management and our employees from the day-to-day operations of the business;

  insufficient revenue to offset increased expenses associated with research, development, operational and marketing activities; and

  risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions.

For example, in 2006 we launched Digital Fastball; however, we have not historically generated any appreciable revenues from Digital Fastball and we have discontinued further development of Digital Fastball at this time. Future development of new products, services or technologies also could cause us to incur debt or contingent liabilities or cause us to issue equity securities. These actions could negatively impact the ownership percentages of our existing stockholders, our financial condition or our results of operations.

Our efforts to enter new markets could prove unsuccessful. Conversely, we may be ill-equipped to handle growth rates that could result from entering new markets.

We believe SubscribeNet also has broad applications beyond the enterprise technology industry, including the delivery and entitlement management of digital goods such as video, music, and digital content. We also believe demand for SubscribeNet exists in other geographies not marketed today. We are currently investing resources and developing services for certain of these markets and geographies. We also see opportunities for the delivery and management of music, game files and various forms of digital media. However, we have no significant experience selling into or serving these new markets, and it is possible our efforts to enter these markets will prove unsuccessful. Similarly, it is possible our efforts to develop our service to meet the needs of these new markets will not succeed. In either case, we may fail to generate revenue from these efforts, or even recover our marketing and development investments, in which case our business could suffer.

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

General Risk Factors

We have a history of losses and we have yet to achieve sustained profitability.

We have incurred significant losses since we were formed in 1996, totaling approximately $162 million, and have yet to achieve sustained profitability. We cannot predict whether or when we will be able to achieve sustained profitability.

We may raise additional capital to fund acquisitions, product development or general operations. Any such capital financing would dilute our stockholders' investments.

We may raise additional capital in the future through private or public offerings of stock, or through other means. The purposes of any such financing would be to increase our cash reserves for potential use in acquiring other businesses, product development activities, funding our operations and generally strengthening our balance sheet. Any such additional financing would likely dilute the investments of our current stockholders and may not be available on favorable terms, if at all.

A large percentage of our stock is owned by a small number of stockholders, which can lead to fluctuations and volatility in our stock price and insurmountable voting power.

As of March 31, 2008, approximately 40% of our common stock, on an as-converted basis, was held by three investors. Those three investors are Digital River, Inc., Prescott Group Capital Management, L.L.C., and two affiliated funds, Special Situations Technology Fund, L.P. and Special Situations Technology II, L.P. Because the ownership of our stock is so concentrated, there is a high risk that a large sale of shares by any of those stockholders could cause a rapid decline in our stock price, in which case our other stockholders and the company itself could be harmed. In addition, the collective voting power of those stockholders is, as a practical matter, nearly sufficient to control the outcome of any matter put to a majority vote of the stockholders.

Our operating results could vary due to the methods, estimates and judgments we use in applying our accounting policies, particularly SFAS 123(R).

The methods, estimates and judgments we use in applying our accounting policies significantly impact our results of operations. These methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. In particular, the calculation of share-based compensation expense under Statement of Financial Accounting Standards (SFAS) 123(R), Share Based Payment, which we adopted as of the fiscal quarter beginning March 1, 2006, requires that we use valuation methodologies and a number of assumptions, estimates and conclusions regarding matters such as expected terms, expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn of additional information that may affect our previous estimates, with the exception of changes in expected forfeitures of share-based awards. Over time, factors may arise that cause us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense. In addition, any future accounting pronouncements, taxation rules, and new interpretations of existing accounting pronouncements or taxation rules, could also have a significant effect on our reported results, including our reporting of transactions completed before the effective date of the change.

Claims by third parties for intellectual property infringement could force us to stop selling our services, force us to pay royalties, or force us to indemnify our customers.

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

The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules and regulations of the SEC and the NASDAQ Stock Market impose new duties on us and our executives, directors, attorneys and independent registered public accounting firms. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we have evaluated our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm will, in the future, need to attest to, our internal controls over financial reporting. We have performed the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and will undertake the evaluation and testing required for the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, we are incurring additional expenses and diversion of management's time, and we may be required to hire additional personnel and engage additional outside legal, accounting and advisory services. Any of these developments could materially increase our operating expenses and accordingly reduce our net income or increase our net loss. While we anticipate being able to fully implement the requirements relating to internal control over financial reporting and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation actions or the impact of the same on our operations since there is little precedent available by which to measure compliance adequacy. If we are unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NASDAQ Stock Market, and our reputation may be harmed. Any such action could adversely affect our financial results and the price of our common stock.

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

Under the current rules, we are required by the Sarbanes-Oxley Act to include management's assessment of our internal controls over financial reporting beginning with this Annual Report on Form 10-K and our independent registered accounting firm to attest to our internal controls over financial reporting beginning with our Annual Report on Form 10-K for our fiscal year ending February 28, 2009.

If we acquire any companies or technologies in the future, or enter into joint ventures, they could prove difficult to integrate, disrupt our business, dilute stockholder value or adversely affect our operating results.

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

In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed.

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

  Certain stockholder rights that are triggered in the event a person or entity acquires more than 15% of our voting securities (or up to 20% in the cases of Crosslink Capital, Inc. and Special Situations Technology Funds);

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

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of us. Section 203 imposes certain restrictions on merger, business combinations and other transactions between us and holders of 15% or more of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  We are not one of the six test cases. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval.  On June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement.  Plaintiffs have filed amended master allegations and amended complaints in the six test cases, which the defendants in those cases moved to dismiss. On March 26, 2008, the Court denied the motions to dismiss. Plaintiffs have also moved for class certification in the six test cases, which defendants in those cases have opposed. It is uncertain whether there will be any revised or future settlement. If the litigation continues, then we believe that we have meritorious defenses and intend to defend the action vigorously. However, the litigation results cannot be predicted at this point.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have not declared or paid dividends on our common stock to date. Our Board of Directors presently intends to retain all earnings for use in our business and therefore does not anticipate declaring or paying any cash dividends in the foreseeable future.

Our common stock was traded on the Nasdaq Global Market (formerly known as the Nasdaq National Market) under the symbol "ITRA" from February 26, 1999 until May 29, 2002. Since May 30, 2002, our common stock has traded on the Nasdaq Capital Market (formerly the Nasdaq SmallCap market) under the symbol "ITRA." The following table shows, for the periods indicated, the high and low intraday sales price per share of our common stock as reported by the Nasdaq Capital Market.

	High	Low
For the quarter ended:
February 29, 2008	$6.00	$4.06
November 30, 2007	6.33	4.05
August 31, 2007	5.50	4.23
May 31, 2007	6.00	3.80
For the quarter ended:
February 28, 2007	$6.83	$4.01
November 30, 2006	5.62	3.52
August 31, 2006	6.25	3.14
May 31, 2006	7.83	5.66

On March 31, 2008, the last reported sale price for our common stock on the Nasdaq Capital Market was $4.50 per share. As of March 31, 2008, there were approximately 298 holders of record of our common stock. A substantially greater number are beneficial owners who hold our common stock in "street name," shares which are held of record by banks, brokers and other financial institutions.

On December 28, 2007, one of our stockholders, Drysdale Partners, voluntarily converted 13,812 shares of our Series A Preferred Stock into an equivalent number of shares of our common stock, in accordance with the terms of the Series A Preferred Stock, with no additional consideration being paid in connection with the conversion. The issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) of the Act. Drysdale Partners is not an officer, director or five percent (5%) shareholder of our outstanding common and preferred stock on an as-converted basis.

On February 20, 2008, we approved the implementation of a stock repurchase program whereby we may repurchase up to $1,000,000 worth of our outstanding common stock. The repurchases will be made from time to time at our discretion depending on factors such as our stock price, general business and market conditions, and other investment opportunities. Under the program, we can purchase shares of our common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The purchases will be funded from available working capital. No repurchases were made in the fourth quarter of our 2008 fiscal year.

ITEM 6. SELECTED FINANCIAL DATA

The following tables present our selected historical financial information (in thousands, except for per share data). This information has been derived from our respective consolidated financial statements and notes, some of which are included elsewhere in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation and are qualified by reference to the consolidated financial statements and notes thereto and appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below for the years ended February 29, 2008 and February 28, 2007, and the consolidated balance sheet data at February 29,

2008 and February 28, 2007, are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended February 28, 2006, February 28, 2005 and February 29, 2004, and the balance sheet data at February 28, 2006, February 28, 2005, and February 29, 2004, are derived from our audited consolidated financial statements which are not included or incorporated by reference in this Annual Report on Form 10-K. The historical results have been restated to reflect the reverse stock split that occurred in September of 2005 and are not necessarily indicative of results to be expected for any future period.

	For the years ended
	February 29, 2008	February 28, 2007	February 28, 2006	February 28, 2005	February 29, 2004
	(in thousands, except per share data)

Statement of Operations Data:
Revenues:
Online services and technology	$ 12,188	$ 10,873	$ 9,639	$ 7,816	$ 6,768
Alliance and reimbursement	-	-	1,402	2,431	3,311
Related party online services and technology	-	-	5	546	466
Software product sales	-	-	-	42	362
Total revenues	12,188	10,873	11,046	10,835	10,907

Cost of revenues:
Online services and technology	4,203	4,881	4,329	3,009	2,339
Alliance and reimbursement	-	-	1,200	1,523	1,814
Software product sales	-	-	-	37	307
Total cost of revenues	4,203	4,881	5,529	4,569	4,460
		-
Gross profit	7,985	5,992	5,517	6,266	6,447
		-
Operating expenses:
Sales and marketing	2,852	3,176	2,604	2,892	2,616
Product development	1,554	1,787	1,211	1,531	2,733
General and administrative	4,642	4,877	3,837	3,767	3,368
Restructuring	-	-	41	(75)	-
Loss (gain) on disposal of assets	25	1	(246)	47	(14)
Total operating expenses	9,073	9,841	7,447	8,162	8,703

Loss from operations	(1,088)	(3,849)	(1,930)	(1,896)	(2,256)
Interest expense	-	(36)	(58)	(101)	(206)
Interest and other income	569	726	322	139	82
Net loss attributable to common
stockholders	$ (519)	$ (3,159)	$ (1,666)	$ (1,858)	$ (2,380)

Basic and diluted net loss per share
attributable to common stockholders	$ (0.08)	$ (0.52)	$ (0.27)	$ (0.31)	$ (0.43)

Weighted average shares - basic
and diluted	6,211	6,128	6,071	6,013	5,591

	February 29, 2008	February 28, 2007	February 28, 2006	February 28, 2005	February 29, 2004
Balance Sheet Data:
Cash and cash equivalents and investments	$ 12,519	$ 12,260	$ 12,650	$ 9,463	$ 11,804
Working capital	10,165	9,747	11,208	7,247	8,575
Total assets	16,538	15,359	16,064	12,966	14,770
Long term obligations, less current portion	-	-	158	342	766
Redeemable convertible preferred stock	5,925	6,150	6,150	897	897
Total stockholders' equity	4,974	4,152	5,774	6,857	7,590

We adopted SFAS 123(R) in our fiscal year ended February 28, 2007, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors.

Please see Note 1 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data below for an explanation of the determination of the weighted average shares used to compute net loss per share.

We have not paid cash dividends on our common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis provides information concerning our financial condition and results of operation for our 2008 fiscal year. This discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Item 1. Business, Item 6. Selected Financial Data, and Item 8. Financial Statements and Supplementary Data. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report on Form 10-K, and particularly in Item 1A. Risk Factors. Our actual results may differ materially from our current expectations.

Overview

Intraware was founded in 1996 and went public in February 1999. Our primary goal is to become the de facto standard among digital delivery solution providers. We are pursuing various strategic objectives to achieve this goal. First, we are working to become a profitable, cash-generating company by growing our SubscribeNet business and practicing stringent fiscal responsibility. Second, we are actively increasing our efforts to reach markets outside our existing enterprise software developer customer base. We intend to leverage our digital delivery and entitlement expertise, and expanded service offerings, to penetrate new markets and new market segments. Third, we are seeking to strengthen our technological advantage and extend the breadth of our functionality in the electronic software delivery and entitlement management area by further improving our central offering through internal research and development, through alliances with adjacent technology providers, and through development efforts to bring new capabilities to our services to help us access new markets. We also seek to continue extending and strengthening our customer base by executing on our sales and marketing plan and by providing exceptional customer service.

Our central offering is our SubscribeNet service. SubscribeNet is an on-demand solution for digital asset management and delivery that enables technology companies to deliver digital files and interact with customers in an efficient and controlled manner. Our traditional market for SubscribeNet has been enterprise technology companies. SubscribeNet allows software providers and their channel partners to distribute software online, manage licensing and entitlement across their global customer base, track and report deliveries and download activity, and manage export compliance. By using SubscribeNet, customers can reduce their costs associated with manufacturing, packaging and distributing physical CDs, and automate and simplify their software licensing processes. SubscribeNet also enhances export and revenue recognition compliance. We believe SubscribeNet also has broad applications beyond the enterprise technology industry, including the delivery and entitlement management of digital goods such as video, music, and content.

Our newly launched zAthlete social networking website relies in part upon the intellectual capital developed via launching and managing digital services such as SubscribeNet and Digital Fastball. We believe that there is a market for a social network/media site focused on the interests of athletes and their fans. We intend to further develop the site leveraging our knowledge in the management and distribution of digital content. In the longer term, we intend to develop and market zAthlete to content providers, apparel manufacturers or other businesses trying to extend their reach or impact with this key target market. We believe the long term revenue stream opportunities will include advertising, sponsorship, revenue sharing on shared content and ecommerce transactions.

In order to achieve profitability, we will need to generate higher revenue and continue to manage our expenses. Our ability to generate higher revenues and achieve profitability depends on many factors, including the demand for our products and services, the level of product and price competition, market acceptance of our new products, and general economic conditions. In this regard, we continue to invest in areas that we believe can accelerate revenue growth and manage expenses to align our operations and cost structure with market conditions.

Although we measure the condition and performance of our business in numerous ways, the key quantitative indicators that we generally use to manage the business are total annual contract value, adoption rates or number of SubscribeNet end users, customer wins, and margins. Of these indicators, we think total annual contract value and end users are the most relevant on a short-term basis.

We define total annual contract value as, on any given date, the aggregate annual service fees paid or expected to be paid by our customers for services we have contracted to provide them during the then-current annual periods of the customers' respective contracts with us. To be included in total annual contract value, service fees must be either contractually required to be paid, or expected to be paid based on a minimum 12-month history of prior charges and payments that were not required by contractual minimums.  Total annual contract value includes amounts that have been recognized as revenue, as well as amounts that may be recognized as revenue in the future. We use this metric to approximate what the total ongoing annual SubscribeNet fees would be under our existing contracts with our customers, assuming all those contracts renewed on their current terms and, in the case of variable-fee contracts, the customers maintained the same level of fee-generating activity as they had in the prior twelve months.

During our 2008 fiscal year, our total annual contract value increased over the prior fiscal year and the number of end users who receive and manage their software using SubscribeNet also grew substantially. As of March 31, 2008, the total annual contract value of our SubscribeNet service customer base was approximately $11.3 million, compared to $10.0 million as of March 31, 2007. Total end user adoption for SubscribeNet reached approximately 2.5 million end users as of March 31, 2008, compared to approximately 1.6 million end users as of March 31, 2007. We believe the increase in the number of end users could benefit our financial performance by driving customers to increase their SubscribeNet service fee commitment levels in future periods.

We caution that total annual contract value is not necessarily indicative of current revenues or of future revenues in any given fiscal period and should not be relied upon to assess our financial condition.  We cannot guarantee that our assumptions will prove valid. In addition to the factors set forth in Item 1A. Risk Factors, factors that could cause differences between total annual contract value and revenues include unexpected contract terminations, reductions in customer activity, the application of our revenue recognition policies described under Critical Accounting Policies and Estimates: Revenue Recognition and under Revenue Recognition in Note 1 of Item 8. Notes to Consolidated Financial Statements and the occurrence of any contingencies that make deferral of revenue recognition appropriate under any given contract.

Important Trends

We currently see a number of trends in the marketplace that are important for our business. Perhaps the most significant trend is the increasing role our licensing technology is playing in our business, which over the past few years has become at least as important as our electronic software delivery services. The typical contract value for our license solution is often higher than that of electronic software delivery, and it has gained market acceptance over a shorter period of time than electronic software delivery, which may suggest the licensing service addresses a more critical and immediate problem for our potential customers. The shift toward our licensing solution also carries risks, however, because sales of our licensing service involve more complex implementations-and more professional services work-than sales of our other services. Thus, while we believe our licensing solution requires substantially less professional services work than the installed software applications sold by our competitors, our implementations of the licensing service have taken longer and been more challenging than implementations of our software delivery services. Consequently, it has taken substantially more time for us to recognize revenue from these contracts. Moreover, the increased emphasis on our licensing solution has played a major role in increasing the percentage of our revenues that are derived from professional services. Unlike our recurring subscription fees-which are relatively predictable and have favorable profit margins-professional services revenues are neither recurring nor predictable quarter over quarter, and they often carry lower profit margins. Over time, we expect to gain efficiencies in our licensing implementations as we continue to build repeatable processes and learn from implementations we have already performed. For the foreseeable future, however, we face risks that our growing dependence on our licensing solution could delay our ability to recognize revenue, negatively impact our profit margins, and make it more difficult to forecast our future results due to the extended implementation periods associated with our licensing solution.

Another ongoing trend we see affecting our business is the pace of mergers and acquisitions in the enterprise software sector. Some of our largest customers began using SubscribeNet as the result of acquiring companies with whom we had existing agreements; however, over the last fiscal year we lost a number of customers as a result of their being acquired by companies that do not use our services. To address this risk, we have focused our sales resources on a relatively small number of large companies, rather than scattering our sales efforts across the full range of smaller companies that may be more susceptible to acquisitions. The continued consolidation in our industry may also indicate that we will face increased competition from significantly larger and more established entities in the future.

Enterprise software companies are adopting outsourced digital delivery and management services at a measured pace. We believe software vendors will continue migrating toward digital delivery of software and license keys, and that the pace of that migration will increase. However, the adoption rate for electronic software delivery-and to a lesser extent license delivery-has gone more slowly than we had predicted and led to a lagging growth rate. We therefore believe our best growth strategy is to continue improving SubscribeNet to capitalize on digital adoption in the software industry, while moving quickly to position ourselves to seize opportunities in new markets where our technology has obvious applications.

Another trend that we expect to continue, is an increase in variable billing provisions in our customer agreements. Typically, these variable billing terms provide that a portion of customer fees will be based upon the number of transactions the customer processes through SubscribeNet. In large part, we attribute this increase to our penetration of markets outside the traditional enterprise software sector, and to our agreements with large digital distributors who have contracted with us to process their deliveries. We believe these agreements have been beneficial to us, but the trend toward variable billings carries the risk that our future revenues will be less stable or predictable.

In addition, we continue to see a number of sustained trends. Technology companies continue moving toward outsourcing operational functions to reduce costs. Our services enable enterprise software companies to outsource key operational functions in a manner we believe is financially compelling, therefore, we may benefit from this ongoing trend in the current fiscal year. Hosted web-based applications, which in the past have been limited by concerns about speed, reliability and security, continue to gain acceptance among mainstream businesses, largely because of the cost savings they can offer. This trend may benefit us because SubscribeNet is a hosted web-based application.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates.

We consider accounting policies related to revenue recognition, costs of deferred revenue, stock-based compensation, software development costs, allowance for doubtful accounts, and income taxes to be critical accounting policies due to the estimation process involved in each.

Revenue Recognition

Our revenue results primarily from three types of arrangements: (1) sales of SubscribeNet to software vendors and other companies that distribute software as part of their business; (2) professional services to such customers in connection with customization of SubscribeNet, data conversion, and integration of SubscribeNet with other third party software; and (3) resale of third-party services or licenses complementary to SubscribeNet, including e-commerce. In addition, if appropriate opportunities present themselves in the future, we may generate revenue from the licenses of our proprietary software, along with related maintenance, to companies using our software internally or to provide web-based services to their customers. We recognize revenue according to the provisions of the Securities and Exchange Commission's, or SEC, Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition and Emerging Issues Task Force Issue (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue when all of the following conditions are met:

  There is persuasive evidence of an arrangement;
  We have provided the service to the customer, made the software available for customer download through our website, or shipped the software to the customer;
  We believe collection of the fees is reasonably assured; and
  The amount of fees to be paid by the customer is fixed or determinable.

We defer revenues related to professional services provided to our SubscribeNet customers. Generally, these professional services do not provide stand-alone value to a customer. We defer recognition of this revenue until the go-live date for the professional services, similar to the manner in which we treat SubscribeNet revenues described under Revenue Recognition in Note 1 of Item 8. Notes to Consolidated Financial Statements. Such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term. Estimated customer life requires that we periodically estimate the projected life of our existing customers based on historical information such as customer renewal rates. Any changes in our estimated customer life estimates could result in corresponding changes to our recognition of deferred revenues and costs. A 10% increase in our estimated customer life during our 2008 fiscal year would have caused a decrease in the amortization of both deferred revenues and deferred costs of revenues, resulting in an immaterial increase to our net loss.

Deferred Costs

We capitalize direct costs of revenues related to SubscribeNet implementations and significant professional services engagements associated with SubscribeNet. Direct costs include compensation and payroll-related benefits directly related to the time spent on the implementations and professional services activities. These costs are recognized over the same period as the related professional services revenue (see Revenue Recognition above).

Stock-based Compensation

On March 1, 2006, we adopted SFAS 123(R), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Using the modified prospective method, we estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS 123(R). Option-pricing models require the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our results of operations could be materially impacted. An increase in our stock volatility or an increase in the average expected life of our outstanding options could lead to an increase in our stock based compensation expense recognized under SFAS 123(R). Furthermore, there are no means under applicable accounting principles to compare and adjust our expense if and when we learn of additional information that may affect our previous estimates, with the exception of changes in expected forfeitures of share-based awards. Over time, factors may arise that cause us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense. In addition, any future accounting pronouncements, taxation rules, and new interpretations of existing accounting pronouncements or taxation rules, could have a significant effect on our reported results, including our reporting of transactions completed before the effective date of the change. For further information on stock-based compensation see Note 7 of Item 8. Financial Statements and Supplementary Data below.

Software Development Costs

We account for costs incurred for computer software developed or obtained for internal use in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires companies to capitalize qualifying computer software costs that are incurred during the application and development stage and amortize them over the software's estimated useful life. During our 2008 fiscal year, we capitalized costs related to zAthlete and we anticipate capitalizing eligible costs related to zAthlete going forward.

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

Income Taxes

In conjunction with preparing our financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Given that we have incurred losses since inception and therefore have not been required to pay significant income taxes, we have fully reserved our deferred tax assets at February 29, 2008. In the event that we are able to recognize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income or decrease loss in the period that this is determined. We adopted Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 on March 1, 2007 and, as a result of its implementation, we did not recognize any adjustments in the liability for unrecognized tax benefits. We do not have any accrued interest or penalties associated with unrecognized tax benefits. We will account for any future interest related to uncertain tax positions as interest expense, and for penalties as tax expense.

Results of Operations

Total Revenue

The following table sets forth the revenue and changes in revenue for the periods indicated (in thousands):

	For the years ended
	February 29, 2008		February 28, 2007
	Total	Change	Total
Revenue	$12,188	$1,315	$10,873

Revenues for our 2008 fiscal year increased from the prior year due to several factors. There was an increase in revenues of approximately $1.3 million from new SubscribeNet customers whose go-live date occurred either during our 2007 fiscal year or during our 2008 fiscal year. There was an increase of approximately $1.2 million in revenue that was recognized as a result of existing SubscribeNet customers who either signed amendments to their agreements that resulted in higher contract values or exceeded commitment levels resulting in variable billings. These increases were partially offset by an approximate $0.6 million decrease in relation to customers who terminated their contracts, a decrease of approximately $0.4 million related to a customer who terminated its e-commerce agreement, and a net decrease of approximately $0.1 million related to professional services for our 2008 fiscal year.

For our 2008 and 2007 fiscal years, no customer accounted for more than 10% of our revenues. At February 29, 2008, two customers, EMC Corp. and Business Objects S.A., accounted for 16% and 11% of our accounts receivable balance, respectively. At February 28, 2007, two customers, EMC Corp. and Borland Software Corp. accounted for 16% and 13% of our accounts receivable balance, respectively.

We expect our revenues for our 2009 fiscal year to increase from those in our 2008 fiscal year as we continue to add new customers and implementation cycles become complete.

Costs and Expenses

The following table sets forth certain items from our consolidated statements of operations as a percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the years ended
	February 29, 2008			February 28, 2007
	Total	% of Revenue	Change	Total	% of Revenue
Total cost of revenues	$ 4,203	34%	$ (678)	$ 4,881	45%
Gross Profit	7,985	66%	1,993	5,992	55%
Operating expenses:
Sales and marketing	2,852	23%	(324)	3,176	29%
Product development	1,554	13%	(233)	1,787	16%
General and administrative	4,642	38%	(235)	4,877	45%
Loss on disposal of assets	25	0%	24	1	0%
Total operating expenses	$ 9,073	74%	$ (768)	$ 9,841	91%

Cost of Revenues

Cost of revenues primarily consists of certain allocated costs related to our internet connectivity, depreciation of assets and maintenance supporting cost of revenues, and customer support. Cost of revenues also consists of professional services personnel costs and the cost of third-party products and services sold.

Total cost of revenues decreased to approximately $4.2 million for our 2008 fiscal year from approximately $4.9 million for our 2007 fiscal year. This decrease was due to several factors, including: a reduction in internet expenses of approximately $0.2 million related to SubscribeNet as a result of renegotiating vendor contracts; lower allocated costs of approximately $0.3 million related to direct employee expenses, predominantly lower total stock compensation expense for the current year, as personnel spent time on activities not directly related to cost of revenues; and a reduction of costs of approximately $0.2 million resulting from the termination of an e-commerce agreement in the prior year.

Our gross margin increased to 66% for our 2008 fiscal year, from 55% for our 2007 fiscal year. The gross margin increase in our 2008 fiscal year was a result of reducing our overall cost of revenues as well as an increase in revenues related to variable billings. Revenues from variable billings typically have a higher gross margin than revenues from SubscribeNet agreements that do not result in overage fees.

We expect total cost of revenues for our 2009 fiscal year to be higher than our cost of revenues for our 2008 fiscal year due primarily to an anticipated increase of SubscribeNet end users on a year over year basis. In addition, we expect our gross profit margin percentage to increase from our 2008 fiscal year levels. In general, we expect our total revenues to increase at a higher rate then our total cost of revenues. Our cost of revenues may fluctuate due to revenue mix fluctuations, infrastructure costs, and variable external support utilization rates. We expect our margins to fluctuate accordingly.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, advertising, promotional materials and trade show or related event expenses.

The decrease in our sales and marketing expenses for our 2008 fiscal year compared to our 2007 fiscal year is primarily due to an overall reduction of approximately $0.4 million of costs related to sales and marketing personnel as a result of the reduction in forces in prior year. This decrease was related to salaries, stock based compensation, travel and training expenses. There was also a decrease of approximately $0.1 million related to allocated time spent on sales and marketing activities by our employees. These decreases were offset by an increase in sales commission expense of approximately $0.2 million primarily related to the addition of a new top five SubscribeNet customer.

We expect our sales and marketing expenses in our fiscal year ending February 28, 2009 to increase from our 2008 fiscal year.  We cannot give assurance, however, that any marketing efforts will result in additional sales or revenues.

Product Development Expenses

Product development expenses primarily consist of personnel, consulting, software and related maintenance, equipment depreciation expense and allocated overhead costs. Costs related to research, design and development of products and services have been charged to product development expense as incurred.

The decrease in our product development expenses of approximately $0.2 million for our 2008 fiscal year compared to those for our 2007 fiscal year, is the result of various factors. We had a decrease of approximately $0.3 million related to personnel expenses, most notably from the departure of our former Chief Operating Officer due to the elimination of the position, as well as decreases in stock compensation expense. There was an approximate $0.2 million reduction in costs related to less time spent on product development activities by the information technology department. There was a decrease of approximately $0.1 million related to the engineering department. Although personnel costs were slightly higher due to the increase of headcount in the engineering department; there was a larger increase in the amount of costs that were capitalized related to the deferral of costs from SubscribeNet agreements as well as the capitalization of costs related to the development of our zAthlete social networking site. These decreases were partially offset by over $0.3 million in product development expenses related to zAthlete.

We anticipate continuing to invest in additional functionality for SubscribeNet and zAthlete. However, we expect these investments to fluctuate over time, and expect our product development expenses to fluctuate accordingly. We expect total product development expenditures to increase during our 2009 fiscal year. We cannot give assurance that our product development efforts will result in new or improved products, features or functionality, or that the market will accept the improvements to existing or new products, features or functionality developed.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for administrative and executive personnel, fees for outside professional services, uncollectible account activity and certain allocated overhead costs.

The decrease in our general and administrative expenses of approximately $0.2 million for our 2008 fiscal year compared to our 2007 fiscal year was due primarily to a reduction of approximately $0.4 million in stock compensation expense. This occurred as employee stock options with higher fair values became fully amortized and certain unvested employee stock options were cancelled as part of the Employee Stock Option/Restricted Stock Unit Exchange Program we offered in March 2007. We did not issue stock options or awards during our 2008 fiscal year, with the exception of a few grants for new employees as well as a few spot grants for exceptional performance. There were also reductions related to various expenses such as franchise taxes, consulting services, accounting fees and overall salaries, net of the prior year severance payments of approximately $0.2 million as a result of a reduction in forces. These decreases were partially offset by an increase in bonus expense for our 2008 fiscal year of approximately $0.3 million.

We expect total general and administrative expenses to increase during our 2009 fiscal year primarily due to an increase of stock compensation expense as a result of a company-wide restricted stock unit grant in March, 2008.

Gain/Loss on Disposal of Assets

For our 2008 fiscal year we incurred a loss on the disposal of assets of approximately $25,000, compared to a loss of approximately $1,000 for our 2007 fiscal year. The loss during our 2008 fiscal year was due to the disposal of an asset related to computer software that is no longer being utilized.

Interest Expense

Interest expense primarily relates to obligations under notes payable. For our 2008 and 2007 fiscal years, interest expense was approximately zero and $36,000, respectively. The decrease in interest expense over the stated period is due to the payment of all outstanding notes payable and lines of credit during our 2007 fiscal year.

As of February 29, 2008, we have no outstanding debt or capital lease obligations; accordingly, we do not expect to incur any interest expense for our 2009 fiscal year.

Interest and Other Income

Interest and other income primarily relates to interest earned on our investment balances.  For our 2008 and 2007 fiscal years, interest and other income was approximately $0.6 million and $0.7 million of income, respectively. The difference in interest and other income was primarily the result of a settlement of a litigation matter from which we received $152,000 in our 2007 fiscal year.

Income Taxes

As of February 29, 2008, we had federal and state net operating loss carryforwards of about $24.5 million and $12.1 million, respectively. These net operating losses are available to offset future taxable income and will expire at various dates between 2017 and 2027 if not utilized. In addition, we had federal and state credits of approximately $75,000 and $800,000, respectively. These federal research and development credits will expire beginning in 2012 and ending in 2027; the state credits will carry forward indefinitely. For further information, see Note 4 to Item 8. Notes to Consolidated Financial Statements below.

Net Loss

For our 2008 fiscal year, our net loss decreased to approximately $0.5 million, compared to approximately $3.2 million for the 2007 fiscal year. The decrease in our net loss is primarily the result of increased revenues of approximately $1.3 million while reducing the cost of revenues by approximately $0.7 million, as well as an approximate decrease of $0.7 million in stock compensation expense recognized in accordance with SFAS 123(R).

Liquidity and Capital Resources

The following table presents our liquidity position at the end of our fiscal years 2008 and 2007, as well as the activity for the years then ended (in thousands):

	As of and for the years ended
	February 29, 2008	February 28, 2007

Cash and cash equivalents	$ 12,519	$ 12,260
Working capital	10,165	9,747
Net cash provided by operating activities	573	442
Net cash provided by (used in) financing activities	374	(465)
Net cash used in investing activities	(688)	(367)

During our 2008 fiscal year, we generated approximately $573,000 from operating activities, an increase from $442,000 generated in the prior fiscal year. This increase was primarily due to two factors: first, increased billings from new customers and professional services which are reflected in the increase in our deferred revenue balance; and second, an increase in collection efforts in relation to our outstanding accounts receivable. The majority of our operating costs continue to relate to employee payroll and related expenditures. We used cash in operating activities in all fiscal years prior to 2007. We expect to continue to improve our cash provided by operations by increasing our billings to customers as more end-users use SubscribeNet.  Our ability to continue to generate positive cash flows in future periods will largely depend on our ability to increase the number of SubscribeNet customers while increasing existing subscriptions through strong contract renewals.

Our net cash provided by financing activities was approximately $374,000 for our 2008 fiscal year from the issuance of approximately 101,000 shares of our common stock in connection with our equity incentive plans.

Our net cash used in investing activities during our 2008 fiscal year included approximately $137,000 for our purchase of fixed assets and $555,000 associated with our capitalized software. We used these fixed asset purchases primarily to upgrade and expand our SubscribeNet infrastructure and corporate information systems. The capitalized software costs were predominantly related to costs associated with zAthlete. We expect to use our existing cash and cash equivalents to finance additional fixed asset purchases and costs associated with zAthlete, and potentially to repurchase our common stock through a stock repurchase program approved on February 20, 2008. Under the stock repurchase program we may repurchase up to $1,000,000 worth of our outstanding common stock.

We believe our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to fund our operating activities, capital expenditures and financing arrangements for the foreseeable future. Our future liquidity and capital requirements will depend on numerous factors, including our future revenues, the timing and extent of spending to support product development efforts and any expansion of sales and marketing and general and administrative activities, the success of our existing and new product and service offerings and competing technological and market developments. However, if our business significantly declines from its current level, we could be forced to seek additional capital to fund our operations.

Commitments

The following table summarizes our lease obligations and contractual commitments at February 29, 2008 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands). This table provides information through our fiscal year ending February 28, 2011, as we do not have any lease obligations or contractual commitments beyond that point.

	Payments due by period ending February 28,
	Total	2009	2010	2011
Operating leases	$ 808	$ 537	$ 268	$ 3
Contractual commitments	1,200	906	239	55
	$ 2,008	$ 1,443	$ 507	$ 58

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. These contracts are primarily related to maintenance and storage services that directly support our SubscribeNet service and infrastructure.

As of February 29, 2008, our Series A and Series B redeemable convertible preferred stock entitled the holders to liquidation preferences of a minimum of $0.3 million and $6.0 million (or, if greater, the market price of the common stock into which the Series B Convertible Preferred Stock is convertible), respectively, in the event of our liquidation.

Off-Balance Sheet Arrangements

At February 29, 2008, we had no other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as "structured finance" or "special purpose" entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which replaced the different definitions of fair value set forth in the accounting literature with a single definition. SFAS 157 defines fair value as the price that would be received by selling an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued the related FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of non financial assets and non financial liabilities until fiscal years beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS 157 on our financial position, results of operations, and cash flows.

Quantitative and Qualitative Disclosures About Market Risk

At the end of our 2008 fiscal year, we had cash and cash equivalents of $12.5 million. We have not used derivative financial instruments in our investment portfolio during our 2008 fiscal year. Pursuant to our investment policy, we place our investments with high quality issuers in an effort to limit the amount of credit exposure to any one issue or issuer.  All of our sales are in United States dollars and therefore we do not have any significant foreign currency exchange risk.

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents portfolio.  The effect of changes in interest rates of +/- 50 basis points over a six-month horizon would not have a material effect on the fair value of the portfolio.  Any declines in interest rates over time will, however, reduce our interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Intraware, Inc.

We have audited the accompanying consolidated balance sheets of Intraware, Inc. as of February 29, 2008 and February 28, 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intraware, Inc. as of February 29, 2008 and February 28, 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

San Francisco, California
April 24, 2008

INTRAWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for per share amounts)

	February 29, 2008	February 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$ 12,519	$ 12,260
Accounts receivable, net	1,547	1,110
Costs of deferred revenue	526	490
Other current assets	401	263
Total current assets	14,993	14,123
Costs of deferred revenue, less current portion	224	432
Property and equipment, net	477	407
Capitalized software, net	603	180
Other assets	241	217
Total assets	$ 16,538	$ 15,359

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK &
STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 622	$ 797
Accrued expenses	1,154	1,003
Deferred revenue	3,052	2,576
Total current liabilities	4,828	4,376
Deferred revenue, less current portion	811	681
Total liabilities	5,639	5,057
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock; $0.0001 par value; 10,000 shares authorized:
Series A; 14 and 28 shares issued and outstanding at February 29, 2008 and
February 28, 2007, respectively (aggregate liquidation preference of $250 and
$500 at February 29, 2008 and February 28, 2007, respectively)	224	449
Series B; 1 share issued and outstanding at February 29, 2008 and February 28, 2007,
(aggregate liquidation preference of $6,000 at February 29, 2008 and February 28, 2007)	5,701	5,701
Total redeemable convertible preferred stock	5,925	6,150
Stockholders' equity:
Common stock; $0.0001 par value; 50,000 shares authorized; 6,249 and 6,134 shares
issued and outstanding at February 29, 2008 and February 28, 2007, respectively	1	1
Additional paid-in capital	166,634	165,293
Accumulated deficit	(161,661)	(161,142)
Total stockholders' equity	4,974	4,152
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$ 16,538	$ 15,359

The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

	For the years ended
	February 29, 2008	February 28, 2007

Revenues	$12,188	$10,873
Cost of revenues	4,203	4,881
Gross profit	7,985	5,992
Operating expenses:
Sales and marketing	2,852	3,176
Product development	1,554	1,787
General and administrative	4,642	4,877
Loss on disposal of assets	25	1
Total operating expenses	9,073	9,841
Loss from operations	(1,088)	(3,849)
Interest expense	-	(36)
Interest and other income	569	726
Net loss	$(519)	$(3,159)
Basic and diluted net loss per share	$(0.08)	$(0.52)
Weighted average shares - basic and diluted	6,211	6,128

The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at February 28, 2006	6,113	$ 1	$ 163,756	$ (157,983)	$ 5,774
Exercise of stock options	10	-	25	-	25
Issuance of common stock for employee stock purchase program	11	-	41	-	41
Stock based compensation	-	-	1,471	-	1,471
Net loss	-	-	-	(3,159)	(3,159)

Balance at February 28, 2007	6,134	1	165,293	(161,142)	4,152
Exercise of stock options	68	-	240	-	240
Issuance of common stock for employee stock purchase program	33	-	134	-	134
Conversion of redeemable convertible preferred stock to common stock	14	-	224	-	224
Stock based compensation	-	-	743	-	743
Net loss	-	-	-	(519)	(519)
Balance at February 29, 2008	6,249	$ 1	$ 166,634	$ (161,661)	$ 4,974

The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	February 29, 2008	February 28, 2007
Cash flows from operating activities:
Net loss	$ (519)	$ (3,159)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	347	414
Provision for doubtful accounts	-	(22)
Stock based compensation	693	1,410
Loss on disposal of assets	25	1
Changes in assets and liabilities:
Accounts receivable	(437)	594
Costs of deferred revenue	191	(227)
Other assets	(162)	(4)
Accounts payable	(322)	307
Accrued expenses	150	199
Deferred revenue	607	929
Net cash provided by operating activities	573	442
Cash flows from investing activities:
Purchase of property and equipment	(137)	(204)
Capitalized software	(555)	(163)
Proceeds from sale of assets	4	-
Net cash used in investment activities	(688)	(367)

Cash flows from financing activities:
Proceeds from notes payable	-	137
Principal payments on notes payable	-	(668)
Proceeds from common stock	374	66
Net cash provided by (used in) financing activities	374	(465)
Net increase (decrease) in cash and cash equivalents	259	(390)
Cash and cash equivalents at beginning of the year	12,260	12,650
Cash and cash equivalents at end of the year	$ 12,519	$ 12,260

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ 38
Supplemental non-cash activity:
Purchases of property and equipment in accounts payable	$ 184	$ 37

The accompanying notes are an integral part of these consolidated financial statements.

INTRAWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Overview

We launched our first outsourced web-based electronic software delivery and management solution in 1996. Today, we are a leading provider of digital services that enable software publishers and resellers to tie together license and software processes into a simple customer experience. Our services help customers streamline manufacturing, distribution and support costs; develop business intelligence about their customers; strengthen customer retention and maintenance renewals; accelerate and document software and license key delivery for revenue recognition purposes; and comply with United States export controls. Our corporate headquarters is in Orinda, California and we have an additional sales office in Boston, Massachusetts.

Principles of Consolidation

These consolidated financial statements include our accounts and those of our wholly-owned subsidiary Intraware Europe Limited. We have eliminated all significant inter-company balances and transactions. There was no activity in Intraware Europe Limited during our 2008 and 2007 fiscal years.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions. We use estimates and assumptions in our accounting policies related to revenue recognition, costs of deferred revenue, stock-based compensation, software development costs, allowance for doubtful accounts, and income taxes.

Cash and cash equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of February 29, 2008 and February 28, 2007, all of our investments were classified as cash equivalents. All of our investments are made with high quality financial institutions in amounts that exceed the Federal Deposit Insurance Corporation limits.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. Deposits in these financial institutions exceed the amount of insurance provided on such deposits. Our accounts receivable are derived from contracts signed from customers located primarily in the United States. We perform ongoing credit evaluations of our customers' financial condition and, generally require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon our historical experience and the expected collectability of all accounts receivable.

For our 2008 and 2007 fiscal years, no customer accounted for more than 10% of our revenues. At February 29, 2008, two customers, EMC Corp. and Business Objects S.A., accounted for 16% and 11% of our accounts receivable balance, respectively. At February 28, 2007, two customers, EMC Corp. and Borland Software Corp., accounted for 16% and 13% of our accounts receivable balance, respectively.

Fair Value of Financial Instruments

Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, are carried at cost, which approximates their fair value due to the short-term maturity of these instruments.

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

When assets are sold or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the asset and accumulated depreciation and amortization accounts, respectively. Upon the disposition of property and equipment, the accumulated depreciation and amortization is deducted from the original cost and any gain or loss on that sale or disposal is credited or charged to operating expenses.  For our 2008 and 2007 fiscal years, we recognized losses from the disposal of assets of approximately $25,000 and $1,000, respectively.

Maintenance, repairs, and minor renewals are charged to expense as incurred. Expenditures that substantially increase an asset's useful life are capitalized.

Long-Lived Assets

We account for impairments of tangible long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment review is performed annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No such changes in circumstances have occurred to date. Factors we consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we compare the book value of such assets to the future undiscounted cash flows attributed to those assets. If the book value is greater than the future undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

Revenue Recognition

Our revenue results primarily from three types of arrangements: (1) sales of SubscribeNet to software vendors and other companies that distribute software as part of their business; (2) professional services to such customers in connection with customization of SubscribeNet, data conversion, and integration of SubscribeNet with other third party software; and (3) resale of third-party services or licenses complementary to SubscribeNet, including e-commerce. In addition, if appropriate opportunities present themselves in the future, we may generate revenue from the licenses of our proprietary software, along with related maintenance, to companies using our software internally or to provide web-based services to their customers. We recognize revenue according to the provisions of the Securities and Exchange Commission's, or SEC, Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition and Emerging Issues Task Force Issue (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue when all of the following conditions are met:

  There is persuasive evidence of an arrangement;
  We have provided the service to the customer, made the software available for customer download through our website, or shipped the software to the customer;
  We believe collection of the fees is reasonably assured; and
  The amount of fees to be paid by the customer is fixed or determinable.

We defer revenues related to SubscribeNet and generally recognize them ratably over the term of the service arrangement. The typical subscription term is one year, although some may be shorter or extend up to three years. Our SubscribeNet agreements are generally noncancelable, although customers usually have the right to terminate for cause if we materially fail to perform. A majority of our SubscribeNet implementations for new customers involve customization essential to the functionality of the service. In these cases, we defer revenue recognition until the service go-live date and then recognize the SubscribeNet revenue ratably over the remaining contract term. The go-live date occurs at the point at which no additional customization is required and customer acceptance has occurred. Our SubscribeNet agreements normally provide a set period for a customer to evaluate a completed implementation or customization, and provide for deemed acceptance if the customer has not affirmatively rejected the implementation within such period. We typically rely on such deemed acceptance by most of our customers. If the implementation fee is charged separately, then the associated revenue is recognized in accordance with our professional services revenue recognition policy. Such professional services revenues are recognized ratably over the longer of the remaining contract term or the remaining estimated customer life. In some instances, the fees related to the implementation of SubscribeNet and other professional services are bundled with the SubscribeNet fee without specifically stating the fees attributable to each portion of the services. In these instances, the bundled fees are recognized from the go live date through the end of the remaining contract term on a ratable basis.

As stated above, in addition to implementations of SubscribeNet, we also provide other professional services to our customers. Generally, these professional services do not provide stand-alone value to a customer. We defer recognition of this revenue until the go-live date for the professional services, and recognize the revenue ratably over the longer of the remaining contract term or the estimated customer life.

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

Deferred Revenue

Deferred revenue consists primarily of billings or payments received in advance of revenue recognition from the sale of SubscribeNet and related professional services. Such revenue is recognized as revenue recognition criteria are met.

Deferred Costs

We capitalize direct costs of revenues related to SubscribeNet implementations and significant professional services contracts associated with SubscribeNet. Direct costs include compensation and payroll-related benefits directly related to the time spent on implementation and professional services activities. These costs are recognized over the same period as the related revenue (see Revenue Recognition above). Costs associated with professional services involving significant new functionality for the SubscribeNet service that are partially or fully funded by customers, but which do not qualify as funded research and development activities, are expensed as costs of revenues as incurred until a working model is delivered to the customer. Once a working model has been delivered, all additional direct costs are capitalized in the same manner discussed above. As of February 29, 2008, we had approximately $0.8 million in capitalized costs relating to deferred revenues. We expense customer acquisition costs, including sales commissions, as incurred.

We also capitalize legal costs incurred in connection with patent applications. As of February 29, 2008, we had approximately $0.2 million in deferred legal costs related to patent applications. Upon issuance of a patent, the deferred legal costs for that patent will be expensed ratably over the patent's estimated useful life.

Advertising Expense

We use online seminars known as "webinars," print and online advertising, trade shows, direct mail, online promotions and regional marketing development to expand product and brand awareness in the information technology professional community. All advertising costs are expensed as incurred. Advertising costs amounted to approximately $0.2 million for both of our fiscal years ended February 29, 2008 and February 28, 2007.

Stock-Based Compensation

In March 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments, or that may be settled by the issuance of such equity instruments. The statement eliminates the practice of accounting for share-based compensation transactions using the intrinsic value method, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statements of income. In March 2005, the Securities and Exchange Commission, or SEC, issued SAB 107 regarding the Staff's interpretation of SFAS 123(R). This interpretation provides the Staff's views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123(R) and investors and users of the financial statements in analyzing the information provided.

Following the guidance prescribed in SAB 107, we adopted SFAS 123(R) on March 1, 2006. Under SFAS 123(R), we are required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest. Stock options and awards issued under our equity plans, as well as stock purchases under our employee stock purchase plan, are subject to SFAS 123(R). Stock options and awards generally vest over a three to four-year service period. Since our adoption of SFAS 123 (R), we have implemented the 2006 Equity Incentive Plan. See Note 7. Common Stock, below, for further discussion of the 2006 Equity Incentive Plan, as well as the adoption of SFAS 123(R) and its effects on the financial statements presented herein.

In connection with our adoption of SFAS 123(R), we elected to use the alternative transition method (also known as the "short-cut" method) to calculate our historical pool of windfall tax benefits as allowed under FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The alternative transition method allows the use of a simplified method to establish the beginning balance of the additional paid-in capital pool, which is available to absorb shortfalls when actual tax deductions are less than the related book share-based compensation cost recognized subsequent to the adoption of SFAS 123(R).

Software Development Costs

We account for costs incurred for computer software developed or obtained for internal use in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained

for Internal Use. SOP 98-1 requires companies to capitalize qualifying computer software costs that are incurred during the application and development stage and amortize them over the software's estimated useful life. During our 2008 fiscal year we capitalized approximately $0.5 million of costs related to zAthlete and we anticipate capitalizing eligible costs related to zAthlete going forward.

Income Taxes

Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurements of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced by a valuation allowance, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

We adopted Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 on March 1, 2007 and, as a result of its implementation, we did not recognize any adjustments in the liability for unrecognized tax benefits. We do not have any accrued interest or penalties associated with unrecognized tax benefits. We will account for any future interest related to uncertain tax positions as interest expense, and for penalties as tax expense.

Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase. The terms of our redeemable convertible preferred stock include the right to participate in dividends declared to common stockholders. Our redeemable convertible preferred stock does not have a contractual obligation to share in our losses in any given period. As a result, this participating security will not be allocated any losses in the periods of net losses, but income will be allocated in the periods of net income using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings.  Under the two-class method, net income is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amounts of dividends that must be paid for the current period.  The remaining earnings are then allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed.  The total earnings allocated to each security is determined by adding together the amounts allocated for dividends and the amounts allocated for a participation feature.  The total earnings allocated to each security is then divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share.

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

The following table sets forth the computation of basic and diluted net loss per share as well as securities not included in the diluted net loss per share calculation because to do so would be antidilutive:

	For the years ended
	February 29, 2008	February 28, 2007
	(in thousands, except per share amounts)
Numerator:
Net loss	$ (519)	$ (3,159)

Denominator:
Weighted average shares	6,211	6,128
Denominator for basic and diluted calculation	6,211	6,128

Basic and diluted net loss per share	$ (0.08)	$ (0.52)

Antidilutive securities not included in weighted average shares:
Redeemable convertible preferred stock	1,014	1,028
Warrants to purchase common stock	84	84
Employee stock options	972	1,345
Restricted stock units	99	-
	2,169	2,457

Comprehensive Loss

We comply with SFAS No. 130, Reporting Comprehensive Income, which requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Comprehensive loss has been included in the Statement of Stockholders' Equity for all periods presented.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which replaced the different definitions of fair value set forth in the accounting literature with a single definition. SFAS 157 defines fair value as the price that would be received by selling an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued the related FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS 157 on our financial position, results of operations, and cash flows.

NOTE 2.                ALLIANCES

Agreement with Digital River.   On June 21, 2006, we entered into a strategic marketing agreement with Digital River, Inc. (Digital River). Under the terms of the agreement, we are jointly developing and marketing an integrated service offering that integrates Digital River's eCommerce solution with SubscribeNet. The agreement allocates revenue between the two companies where our respective services are sold as part of an integrated offering. In addition, the agreement appoints us as a reseller of various Digital River offerings and provides for referral fees to be paid when either party closes business on the basis of a referral from the other party. On February 29, 2008, we extended this agreement to run through December 31, 2008 unless extended by the parties.

Agreement with Akamai.   On June 30, 2006, we entered into a reseller agreement with Akamai, Inc. (Akamai) to become a reseller of Akamai services in North America, and certain European countries as well as other countries by mutual agreement. As part of the agreement, we were able to integrate with Akamai's global EdgePlatform technology, thereby enabling customers to achieve better cost savings, increased scalability, and performance improvements via higher software download completion rates. The agreement provides for certain discounts and payments where we act as a reseller of Akamai services. We also receive referral fees from Akamai on occasion where we refer customers to Akamai but do not act as a reseller. However, these referral fees are paid under Akamai's own referral program and are not a part of our reseller agreement. Our reseller agreement with Akamai expires June 29, 2008.

Agreement with Aspera.   We entered into a license agreement with Aspera, Inc. (Aspera) on December 22, 2006 that allowed us to combine Aspera's high speed file transfer technology with our SubscribeNet and Digital Fastball services. The license agreement provides for certain allocations of fees between us and Aspera whenever we sell the Aspera service as part of a SubscribeNet sale. The license agreement with Aspera remains in effect indefinitely, although we may terminate the agreement for convenience upon a specified notice period.

Preferred Rights Management Partner Program.   On October 17, 2006, we introduced our Preferred Rights Management Partner Program, a vehicle by which digital rights management companies can offer their customers hosted licensing and software delivery services using SubscribeNet. As members of our program, digital rights management providers receive technical and business development support from us related to the development and sales of products or services that operate in conjunction with SubscribeNet. Our member agreements also provide for referral fees to be paid when either the member or we close business on the basis of a referral from the other party. The current members of our Preferred Rights Management Partner Program are Reprise Software, Inc. and Uniloc Corporation.

Referral Arrangements for SubscribeNet Sales. We also maintain various other referral arrangements under which we pay fees to companies that refer new SubscribeNet customers to us that result in signed SubscribeNet agreements.

NOTE 3.                BALANCE SHEET COMPONENTS

For our 2008 and 2007 fiscal years we provided for a decrease in the allowance for doubtful accounts of approximately zero and $22,000, respectively. We have not written off any accounts receivable balances against the allowance for doubtful accounts during our 2008 and 2007 fiscal years.

	February 29, 2008	February 28, 2007
	(in thousands)

Property and equipment, net:
Computer equipment	$ 3,190	$ 3,419
Furniture and office equipment	768	928
Leasehold improvements	89	89
Work in progess	58	35
	4,105	4,471
Less: accumulated depreciation and amortization	(3,628)	(4,064)
	$ 477	$ 407

For our 2008 and 2007 fiscal years, depreciation and amortization expense of property and equipment was approximately $0.2 million and $0.4 million, respectively.  No assets were acquired under capital lease during our 2008 and 2007 fiscal years.

	February 29, 2008	February 28, 2007
(in thousands)

Computer software	$ 2,191	$ 1,664
Less: accumulated depreciation and amortization	(1,588)	(1,484)
Computer software, net	$ 603	$ 180

For our 2008 and 2007 fiscal years, depreciation and amortization expense of capitalized software was approximately $0.1 million for each year.

	February 29, 2008	February 28, 2007
	(in thousands)

Accrued liabilities:
Accrued compensation and benefits	$ 960	$ 713
Accrued professional services	139	239
Other	55	51
	$ 1,154	$ 1,003

NOTE 4.                INCOME TAXES

The provision for income taxes on income from continuing operations consists of the following:

	For the years ended
	February 29, 2008	February 28, 2007

Federal:
Current	$5,163	$-
Deferred	-	-
	5,163	-
State:
Current	14,506	-
Deferred	-	-
	14,506	-
Total	$19,669	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets computed in accordance with SFAS No. 109, Accounting for Income Taxes, are as follows (in thousands):

	For the years ended
	February 29, 2008	February 28, 2007

Deferred tax assets:
Net operating loss carryforwards	$9,019	$9,251
Fixed asset basis difference	113	213
Research and development credits	643	579
AMT credits carryforwards	5	-
Stock option compensation	270	179
Accruals and reserves	425	126
Total deferred tax assets	10,475	10,348
Valuation allowance	(10,475)	(10,348)
Total deferred tax assets	$-	$-

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for the year summarized below:

	For the years ended
	February 29, 2008	February 28, 2007
Provision computed at federal statutory rate:	-34.00%	-34.00%

State taxes, net of federal benefit	1.90%	-4.07%

Effect of permanent differences	21.35%	10.28%

Change in valuation allowance	14.67%	27.79%

Provision for income taxes	3.94%	0.00%

Utilization of the net operating loss, or NOL, carryforwards and credits may be subject to substantial annual limitations provided by the Internal Revenue Code of 1986 as amended and similar state provisions in certain circumstances where changes occur in the stock ownership of a company. Due to a shift in beneficial ownership in our 2007 fiscal year we had recalculated the Federal and State NOLs that would not expire due to carryover limitations. As a result of the ownership change limitation as of February 29, 2008, we have has Federal and State NOL carryforwards of approximately $24.5 million and $12.1 million, respectively. These net NOLs are available to offset future taxable income and will expire at various dates between 2017 and 2027 if not utilized.

In addition, we have applied the rules under the Internal Revenue Code of 1986 as amended and similar state provisions to assess the amount of research and development credits that are available. Due to the ownership change limitation, we have federal and state credit carry forwards of approximately $75,000 and $800,000 respectively. The federal research and development credits will expire beginning in 2012 and ending in 2027; the state credits will carry forward indefinitely. Should there be a change of our beneficial ownership in the future, these carryforward amounts may be further limited.

As of February 29, 2008, a full valuation allowance continues to be recorded for the net deferred tax asset based on management's assessment that realization of deferred tax assets is uncertain due to the history of losses, the variability of operating results and the inability to conclude that it is more likely than not that sufficient taxable income would be generated in future periods to realize those deferred tax assets.

During our 2008 and 2007 fiscal years, our deferred tax asset valuation allowance increased by about $127,000 and decreased by about $24.7 million, respectively. The increase in the valuation allowance in our 2008 fiscal year relates to the increase in our research and development credits, stock option compensation and accruals and reserves tax assets in addition to an alternative minimum tax credit carryforward. This is partially offset by the utilization of NOL carryforwards and a reduction in our fixed asset basis tax asset. The decrease in our 2007 fiscal year mostly relates to the result of a section 382 study determining that a substantial portion of the accumulated NOLs and federal research credits would never be utilized.

We adopted the provisions of FIN 48 on March 1, 2007. As required by FIN 48 we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. During our 2008 fiscal year, we applied FIN 48 to all tax positions for which the statute of limitations remained open and determined that there would be no material impact on the financial statements for any years still subject to a potential tax audit; accordingly no liability was recognized.

We are subject to income taxes in the U.S. federal jurisdiction, and various states. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are not subject to U.S. federal, state or local income tax examinations by tax authorities for the fiscal years before 2004. Presently there are no income tax examinations in the jurisdictions in which we currently operate.

NOTE 5.                COMMITMENTS AND CONTINGENCIES

Operating Leases and Contractual Commitments

We lease our office facilities and certain equipment under noncancelable operating lease agreements that expire at various dates through our fiscal year ending 2011. The leases require that we pay all costs of maintenance, utilities, insurance and taxes. Rent expense under these leases totaled approximately $0.5 million for each of our 2008 and 2007 fiscal years.

Future minimum payments under all operating leases and contractual commitments at February 29, 2008 are as follows (in thousands):

	Payments due by period ending February 28,
	Total	2009	2010	2011
Operating leases	$ 808	$ 537	$ 268	$ 3
Contractual commitments	1,200	906	239	55
	$ 2,008	$ 1,443	$ 507	$ 58

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. These contracts are primarily related to maintenance and storage services that directly support SubscribeNet and its infrastructure.

Indemnification

In the course of our business, we have given indemnities and made commitments and guarantees under which we may be required to make payments. These indemnities include:

  Intellectual Property Indemnities to Customers and Resellers. Our customer and reseller agreements for our SubscribeNet service typically contain provisions that indemnify our customers or resellers for damages and costs resulting from claims alleging that our services infringe the intellectual property rights of a third-party. We have also entered into software license agreements indemnifying the licensees for damages and costs resulting from claims alleging that the software infringes third-party intellectual property rights. The duration of these indemnities is typically unlimited. Our potential payments under these indemnities are in some cases limited (e.g., to the fees paid to us under the contract or to another amount) and are in other cases unlimited. Where we have given such indemnities for third-party software licenses that we resold, we have typically received similar indemnities from the third-party enterprise technology companies. We plan to continue to enter into SubscribeNet service agreements with customers and resellers, to continue to license software, and to continue to provide industry-standard indemnities to our service customers, resellers and licensees.

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

In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  We are not one of the six test cases. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval.  On June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases, which the defendants in those cases moved to dismiss. On March 26, 2008, the court denied the motions to dismiss. Plaintiffs have also moved for class certification in the six test cases, which defendants in those cases have opposed. It is uncertain whether there will be any revised or future settlement. If the litigation continues, then we believe that we have meritorious defenses and intend to defend the action vigorously. However, the litigation results cannot be predicted at this point.

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

Series A Preferred Stock

On January 16, 2001, we raised $5.2 million in financing through the sale of a new class of Series A Preferred Stock and warrants to investors. Under the terms of this financing, we issued an aggregate of 287,292 shares of Series A Preferred Stock at a per share price of $18.10 and warrants to purchase 28,728 shares of common stock at an exercise price of $19.90, or 110% of the purchase price of the Series A Preferred Stock. The warrants expired January 16, 2005. Each share of Series A Preferred Stock is convertible into one share of common stock at the election of the holder and entitles the holder to a liquidation preference equal to the amount of the original investment, in the event of liquidation, winding-up or our dissolution. The Series A Preferred Stock does not have a dividend; however, the stockholders do participate in dividends declared to common stockholders. No common dividends have been declared during our 2008 and 2007 fiscal years. The Series A Preferred Stock is not subject to adjustments to the conversion ratio, except for proportional adjustments in the event of a split or combination of the common stock. The holders of the Series A Preferred Stock vote together with other classes, with each share of Series A Preferred Stock able to cast one vote. Proceeds from this financing were allocated based on relative fair values of the Series A Preferred Stock and warrants issued.

As part of our agreement with the Series A Preferred Stock purchasers, we filed with the SEC a registration statement to register the resale of the common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the warrants.

On December 28, 2007, one of our stockholders, Drysdale Partners, voluntarily converted 13,812 shares of our Series A Preferred Stock into an equivalent number of shares of our common stock, in accordance with the terms of the Series A Preferred Stock, with no additional consideration being paid in connection with the conversion. The issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) of the Act. Drysdale Partners is not an officer, director or five percent (5%) shareholder of our outstanding common and preferred stock on an as-converted basis. At February 29, 2008, 13,812 shares of Series A Preferred Stock remained outstanding.

Series B Preferred Stock

On November 9, 2005, we entered into a Series B Convertible Preferred Stock Purchase Agreement with Digital River, pursuant to which Digital River agreed to purchase 1,000 shares of our Series B Convertible Preferred Stock for an aggregate purchase price of $6.0 million representing an approximately 14% ownership stake, if converted, as of February 29, 2008. Concurrently, we entered into an Investor Rights Agreement and a Standstill and Stock Restriction Agreement with Digital River. The transaction closed on November 10, 2005. Proceeds from the transaction were approximately $5.7 million, net of investment banking and legal fees.

Each share of Series B Convertible Preferred Stock is convertible into 1,000 shares of our common stock (subject to adjustment for stock splits and the like) at any time at the option of Digital River. In addition, each share of Series B Convertible Preferred Stock shall automatically convert into 1,000 shares of our common stock upon any transfer, except for transfers to an affiliate of Digital River. The Series B Convertible Preferred Stock is also entitled to liquidation rights in connection with a liquidation event, including an acquisition of Intraware by an entity other than Digital River that causes the voting power of holders of voting securities immediately prior to the transaction to fall below fifty percent and certain non-cumulative dividend rights. Since November 9, 2007, we have the right to redeem all (but not less than all) outstanding shares of Series B Preferred Stock that have not been converted to common stock.  We may redeem the preferred shares by paying the greater of (1) $9 per share (1.5 times the value of the original issuance price) plus any declared but unpaid dividends for those shares, or (2) in the sale, liquidation, or winding up of the Company, the amount of funds payable to holders of the Series B Preferred Stock immediately prior to redemption, with the shares of Series B Preferred Stock being treated for this purpose as if they had been converted to common stock at the then-applicable conversion rate. The liquidation preference will be an amount per share equal to the greater of the purchase price plus all declared and unpaid dividends (if any) on such shares of the Series B Convertible Preferred Stock, or the aggregate amount per share that would have been payable had it been converted to common stock immediately prior to the liquidation event. The liquidation preference of the Series B Convertible Preferred Stock at February 29, 2008 was $6.0 million.

Pursuant to the Investor Rights Agreement, Digital River may request that we file a registration statement on Form S-3 to register the shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock. Digital River may also request that we include its registrable securities in any registration initiated by us. We are required to use commercially reasonable efforts to ensure the registration statement is declared effective. In addition, the agreement provides that until Digital River owns less than 10% of our outstanding voting stock, Digital River will be entitled to effectively designate a member of our Board of Directors. Digital River's current Board of Director designee is Alex Danzberger.

Pursuant to the Standstill and Stock Restriction Agreement, Digital River may not acquire beneficial ownership of more than 15% of our voting power during the standstill period. The standstill period terminates when either Digital River owns less than 10% of our voting power or upon change of control of the Company, or is suspended for those periods during which a third-party has acquired more than 15% but less than 50% of our voting power, we enter into an agreement for a merger, asset sale or other transaction with a third party, or a third party commences a tender offer for our voting stock. This agreement also subjects Digital River's right to transfer its shares (other than to affiliates) to a right of first refusal by us to purchase the shares. This agreement also imposes certain obligations on Digital River regarding quorum at stockholder meetings and dissenter's rights.

Preferred Stock Purchase Rights

On September 8, 2005, in accordance with a Preferred Stock Rights Agreement, or the Rights Agreement, we entered into with our stock transfer agent, Computershare, our Board of Directors declared a dividend of one right to purchase one one-thousandth share of our Series D Participating Preferred Stock, or Series D Preferred, for each outstanding share of our Common Stock, the Right.  Each Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from us one one-thousandth of a share of Series D Preferred at an exercise price of $30.00, the Purchase Price, subject to adjustment. Each one one-thousandth of a share of Series D Preferred has rights and preferences substantially equivalent to those of one share of our Common Stock.

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

The Rights will expire on the earlier of (i) September 23, 2015, or (ii) redemption or exchange of the Rights under the Rights Agreement. In the event we have insufficient Series D Preferred available for all Rights to be exercised, and subject to Board approval, we may instead substitute cash, assets or other securities for the Series D Preferred.

Subject to certain conditions, in the event an acquirer obtains 15% or more of our then outstanding common shares, each holder of a Right (other than Rights beneficially owned by the acquirer) will have the right to purchase our common shares with a market value equal to two times the Purchase Price.  Further, if we are merged into another company or sell more than 50% of our assets outside the normal course of business, the holders of the Rights will have the ability to purchase common stock of the acquiring company under the same terms.

At any time after an acquirer obtains 15% or more of our outstanding common shares and prior to the acquisition by such person of 50% or more of our outstanding common shares, our Board of Directors may also exchange the Rights (other than Rights beneficially owned by the acquirer), in whole or in part, at an exchange ratio of one common share per Right.

Subject to certain restrictions, the Rights Agreement may be amended and the Rights may be redeemed by us at $0.001 per Right.

On June 22, 2006, our Board of Directors approved an Amended and Restated Preferred Stock Rights Agreement, the Amended and Restated Rights Agreement, which amended and restated the Rights Agreement and was executed on June 26, 2006. The Amended and Restated Rights Agreement restated the definition of "Acquiring Person" such that Crosslink, Inc., Crosslink, and certain affiliates of Crosslink shall not be deemed to trigger the Acquiring Person ownership threshold until Crosslink, together with its affiliates, own, or announce a tender offer to acquire, 20% or more of our common stock. The existing Acquiring Person ownership threshold of 15% remained in place for all other persons pursuant to the terms of the Amended and Restated Rights Agreement.

On January 19, 2007, our Board of Directors approved a Second Amended and Restated Preferred Stock Rights Agreement, or the Second Amended and Restated Rights Agreement, which amended and restated the Amended and Restated Rights Agreement and was executed on January 22, 2007. The Second Amended and Restated Rights Agreement restates the definition of "Acquiring Person" such that Special Situations Technology Fund, L.P. and Special Situations Technology II, L.P., collectively "Special Situations Technology Funds", and certain affiliates of Special Situations Technology Funds shall not be deemed to trigger the Acquiring Person ownership threshold until Special Situations Technology Funds, together with their affiliates, own, or announce a tender offer that would lead them to own, 20% or more of our common stock. Except as provided in the Amended and Restated Rights Agreement, the existing Acquiring Person ownership threshold of 15% remains in place for all other persons pursuant to the terms of the Second Amended and Restated Rights Agreement.

NOTE 7.                COMMON STOCK

Common Stock

On December 13, 2006, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation that was approved by our stockholders. We amended the total number of shares of all classes of stock that we have the authority to issue to 60 million, consisting of 50 million shares of common stock and 10 million shares of preferred stock. Prior to the amendment, we had the authority to issue 260 million shares, consisting of 250 million shares of common stock and 10 million shares of preferred stock.

On February 20, 2008, we approved the implementation of a stock repurchase program whereby we may repurchase up to $1,000,000 worth of our outstanding common stock. The repurchases will be made from time to time at our discretion depending on factors such as our stock price, general business and market conditions, and other investment opportunities. Under the program, we can purchase shares of our common stock through open market and privately negotiated transactions at prices deemed appropriate by management. The purchases will be funded from available working capital.

Warrants

In May 2001 we issued CorpSoft, Inc., a leading business software reseller, a fully vested nonforfeitable warrant to purchase 80,000 shares of our common stock at $17.10. The warrants were issued as a part of an agreement with CorpSoft, Inc. for its resale of the Argis suite of products, which we had formerly offered. The fair value of the warrant was approximately $1.6 million on May 22, 2001, computed using the Black-Scholes option-pricing model. The fair value was recorded as prepaid distribution costs and was amortized as a reduction in revenue. These costs were fully amortized as of February 28, 2003. The term of the warrant is ten years.

In August 2003, we issued a note payable to Silicon Valley Bank for proceeds of approximately $2.0 million. The note was payable in fixed monthly principal installments plus interest through September 2005. In connection with the note payable, we issued warrants to purchase 4,173 shares of our common stock at an exercise price of $11.90 per share. The warrants were immediately exercisable and expire in August 2010. The value of the warrants were recorded as a debt discount and was amortized over the life of the note payable. As of February 29, 2008, the warrants had not been exercised.

As of February 29, 2008, the following table summarizes the terms of our outstanding warrants to purchase common stock.

Issuance Date	Number of Shares	Exercise Price	Expiration Date
May 21, 2001	80,000	$ 17.10	May 21, 2011
August 1, 2003	4,173	11.90	August 1, 2010
	84,173

Stock Option Plans

2006 Equity Incentive Plan

General

On August 9, 2006, we adopted the 2006 Equity Incentive Plan, or 2006 Plan, which was approved by our stockholders on October 10, 2006. The 2006 Plan replaces our 1996 stock option plan, which expired in November 2006. The 2006 Plan will expire on August 9, 2016.

The 2006 Plan is an "omnibus" equity plan consisting of a variety of equity vehicles to provide flexibility in using equity awards, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and dividend equivalents. Stock options granted under the 2006 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to our employees (including directors who are also employees). Nonqualified stock options may be granted to our employees, consultants or directors. The initial share reserve under the 2006 Plan was 450,000 shares, plus any shares that were subject to stock options outstanding under the 1996 Plan as of the annual meeting date (October 10, 2006) that subsequently expire unexercised, are cancelled or otherwise terminated, up to an aggregate of 1,450,000 shares. To the extent (a) shares are surrendered in exercise of awards or payment of tax, or (b) awards are settled in cash, such shares will not be deemed issued under the 2006 Plan. The 2006 Plan does not include any provision that would increase the share reserves on an annual or other regular basis.

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

Options and Stock Appreciation Rights

The maximum term of options and stock appreciation rights under the 2006 Plan is ten years, except that in certain cases described below, the maximum term is five years. The exercise price of incentive stock options under the 2006 Plan may not be less than the fair market value of the shares subject to the option on the date of the option grant, and in some cases may not be less than 110% of such fair market value. The exercise price of nonstatutory stock options and stock appreciation rights may not be less than the fair market value of the stock subject to the award on the date of the option grant.

The 2006 Plan does not allow the Company to lower the exercise price of options or stock appreciation rights or to exchange options or stock appreciation rights for awards with a lower exercise price without further stockholder approval.

Shares covered by awards granted under the 2006 Plan may be subject to different vesting terms. The administrator as defined in the 2006 Plan, or Administrator, has the power to accelerate the time during which an award may be exercised. Upon exercise of a stock appreciation right, the holder of the stock appreciation right shall be entitled to receive payment in an amount equal to the product of (i) the difference between the fair market value of a share on the date of exercise and the exercise price and (ii) the number of shares for which the stock appreciation right is exercised. Payment to the holder of a stock appreciation right will only be made in shares of our common stock. In order to permit awards to qualify as "performance based compensation" under Section 162(m) of the Internal Revenue Code, no employee may be granted more than 250,000 shares in any of our fiscal years, except that up to 500,000 shares may be granted in the participant's first fiscal year of service.

Restricted Stock

The Administrator shall have complete discretion to grant restricted stock and determine (i) the number of shares subject to a restricted stock award and (ii) the conditions for grant or for vesting, typically based on continued provision of services or performance metrics. However, no participant shall be granted a restricted stock award covering more than 250,000 shares in any of our fiscal years, except that up to 500,000 shares may be granted in the participant's first fiscal year of service. Until the shares are issued, no right to vote or receive dividends or any other rights as a stockholder shall exist with respect to the underlying shares.

Restricted Stock Units

The Administrator may grant restricted stock units that represent a right to receive shares of our common stock at a future date determined in accordance with the participant's award agreement. No monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award, the consideration for which is furnished in the form of the participant's services to the Company. The Administrator may grant restricted stock unit awards subject to performance metrics, or to vesting conditions similar to those applicable to restricted stock awards. However, no participant shall be granted a restricted stock unit award covering more than 250,000 shares in any of our fiscal years, except that up to 500,000 shares may be granted in the participant's first fiscal year of service. Unless otherwise provided by the Administrator, a participant will forfeit any restricted stock units that have not vested prior to the participant's termination of service. Participants have no voting rights or rights to receive cash dividends with respect to restricted stock unit awards until shares of common stock are issued in settlement of such awards. However, the Administrator may grant restricted stock units that entitle their holders to receive dividend equivalents, which are rights to receive additional restricted stock units for a number of shares whose value is equal to any cash dividends we pay.

Performance Shares

The Administrator may grant performance shares at any time, and have complete discretion to determine (i) the number of shares of our common stock subject to a performance share award and (ii) the conditions that must be satisfied for grant or for vesting, typically based on achievement of performance milestones or services. No participant shall be granted a performance share award covering more than 250,000 shares in any of our fiscal years, except that up to 500,000 shares may be granted in the participant's first fiscal year of service.

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

Dividend Equivalents

Dividend equivalents are credits, payable in cash and made at the discretion of the Administrator, to the account of a participant in an amount equal to the cash dividends paid on one share for each share covered by an award held by such participant. Dividend Equivalents may be subject to the same vesting restrictions as the related shares subject to an award, at the discretion of the Administrator. These dividend equivalents can be paid on any type of award under the plan (although restricted stock by its nature already receives dividends) and may be granted at any time up until the date the relevant dividend is declared.

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

1998 Director Option Plan

In December 1998, we adopted the 1998 Director Option Plan, or the Director Plan, which provided for the granting of stock options to members of the Board of Directors who are not our employees. We are no longer granting options under the Director Plan. We have reserved approximately 19,750 shares of common stock for issuance under the Director Plan at February 29, 2008. The option grants under the Director Plan were automatic and nondiscretionary, and the exercise price of the options were 100% of the fair market value of the common stock on the date immediately preceding the date of grant. We determined fair market value by the closing price of the common stock on Nasdaq on the date immediately preceding the grant date. Each eligible Board member was granted an option to purchase 1,500 shares on the date such person first became a director. Immediately following each annual meeting of stockholders, each eligible Board member was automatically granted an additional option to purchase 750 shares if such director had served continuously as a member of the Board for at least the preceding six months. The Director Plan provided that the options were exercisable over a period not to exceed ten years from the date of the grant and terminate three months following the date the director ceases to be a member of the Board. Initial options vested as to 12.5% of the shares six months after the grant date and as to remaining shares in equal installments over the next 42 months, provided the optionee continues as a member of the Board. Subsequent options vested as to 25% of the shares six months after the grant date and as to the remaining shares in equal installments over the next 18 months.

The 1998 Director Plan expires in December 2008.

1999 Non-Qualified Acquisition Stock Option Plan

In October 1999, we adopted the Non-Qualified Acquisition Stock Option Plan, or the 1999 Plan, which provided for the granting of non-qualified stock options to our employees and consultants. We ceased granting options under the 1999 Plan during our 2004 fiscal year. We reserved 350,000 shares of common stock for issuance under the 1999 Plan at the time of its adoption and 49,976 remain exercisable. Options granted under the 1999 Plan generally vested as to 25% of the shares one year after the date of grant and as to the remaining options in equal monthly installments over the next 36 months. The exercise price of all options granted under the 1999 Plan was the fair market value of our common stock on the grant date, as determined by the closing price of the common stock on Nasdaq on that date.

The 1999 Plan expires in October 2009.

Employee Stock Purchase Plan

In December 1998, our Board of Directors adopted the 1998 Employee Stock Purchase Plan, or the Purchase Plan, and the Purchase Plan was amended on November 6, 2006, and on March 12, 2007. The Purchase Plan initially reserved 78,556 shares of common stock for issuance thereunder. On each March 1 beginning in 2000, the aggregate number of shares reserved for issuance under the Purchase Plan was increased automatically by the lesser of 40,000 shares, 1% of the outstanding shares on such date, or a lesser amount determined by the Board of Directors. Employees generally are eligible to participate in the Purchase Plan if they are customarily employed by us for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase Plan) 5% stockholders. Under the Purchase Plan, eligible employees select a rate of payroll deduction up to 15% of their W-2 cash compensation, subject to certain maximum purchase limitations. Each purchase period has a duration of six-months. Purchase periods begin on the first trading day on or after May 1 and November 1. The price at which the common stock is purchased under the Purchase Plan is 95% of the fair market value of our common stock on the date of purchase. The Purchase Plan expires in December 2008.

Stock Based Compensation Expense

On March 1, 2006 we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to our Purchase Plan, based on estimated fair values. We adopted SFAS 123(R) using the modified prospective method. We have not restated the consolidated results of income from prior interim periods and fiscal years. Under SFAS 123(R), we are required to measure compensation costs for all stock-based awards at fair value on date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest. Stock options issued under our equity plans, as well as stock purchases under our Purchase Plan , are subject to SFAS 123(R). Stock options generally vest over a three to four-year service period. Since our adoption of SFAS 123(R), we have implemented the 2006 Equity Incentive Plan and amended our Purchase Plan as described above.

Prior to March 1, 2006, we accounted for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period on a straight-line basis.

Upon adoption of SFAS 123(R) in the first quarter of fiscal 2007, we began to recognize the compensation expense associated with awards granted on or after March 1, 2006, and the unvested portion of previously granted awards that remained outstanding as of March 1, 2006 in our unaudited consolidated statement of operations.

The table below reflects stock compensation expense under SFAS 123(R) for our 2008 and 2007 fiscal years (in thousands):

	For the years ended
	February 29, 2008	February 28, 2007
Stock-based compensation expense by type of award
Employee stock options and awards	$587	$1,346
Employee stock purchase plan	106	64
Increase to net loss	$693	$1,410

Effect on earnings per share: basic and diluted	$(0.11)	$(0.23)

The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under the employee stock purchase plan for our 2008 and 2007 fiscal years as it was allocated in the consolidated statements of operations:

	For the years ended
	February 29, 2008		February 28, 2007
	Stock	Percent of	Stock	Percent of
	Compensation	Total	Compensation	Total
	Expense	Expense	Expense	Expense

Cost of revenues	$57	8%	$158	11%
Sales and marketing	118	17%	234	17%
Research and development	66	10%	142	10%
General and administrative	452	65%	876	62%
Total stock-based compensation	$693		$1,410

Stock Options

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

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	For the years ended
	February 29, 2008	February 28, 2007
Stock option plans:
Five Year Grants:
Dividend yield	0%	0%
Expected stock price volatility	63%	73%
Risk-free interest rate	5.18%	4.84%
Average expected life (in years)	0.12	3.52
Weighted average grant-date fair value of options granted during the period	$1.54	$2.76

Ten Year Grants:
Dividend yield	n/a	0%
Expected stock price volatility	n/a	101%
Risk-free interest rate	n/a	4.74%
Average expected life (in years)	n/a	5.45
Weighted average grant-date fair value of options granted during the period	n/a	$4.75

Stock purchase plans:
Dividend yield	n/a	0%
Expected stock price volatility	n/a	63%
Risk-free interest rate	n/a	4.98%
Average expected life (in years)	n/a	1.28
Weighted average grant-date fair value of options granted during the period	n/a	$1.98

The expected stock price volatility rates are based on historical volatilities of our common stock. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding, giving consideration to vesting schedules and our historical exercise patterns. For our 2007 fiscal year, the average expected life for the ten year grants was determined using the historical approach, and for option types where we have limited historical data, generally the five year grants, we used the simplified method, described under SAB 107.

The following table presents a summary of our stock option activity for our 2008 and 2007 fiscal years (share data in thousands):

		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value
	Shares	Price	($000's)
Outstanding at February 28, 2006	1,120	$16.35	$603
Granted	406	4.65
Exercised	(10)	2.59
Forfeited	(171)	24.61
Outstanding at February 28, 2007	1,345	11.86	704
Granted	4	3.67
Exercised	(68)	3.52
Exchanged	(131)	7.46
Forfeited	(178)	14.65
Outstanding at February 29, 2008	972	$12.22	$334

Exercisable at February 29, 2008	853	$13.37	$223

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the options on the last day of the applicable fiscal year, for those options for which the quoted market price was in excess of the exercise price, otherwise known as "in-the-money options". The aggregate intrinsic value of options exercised during our 2008 fiscal year was approximately $80,000. The total cash received from employees as a result of stock option exercises during our 2008 fiscal year was approximately $240,000. The Company did not realize any tax benefits in connection with these exercises due to the fact that a full valuation allowance relating to the deferred tax assets has been recorded.

The total compensation cost related to unvested stock options is approximately $0.4 million and will be recognized over a weighted average period of 1.26 years.

The following table summarizes the information about all stock options outstanding and exercisable as of February 29, 2008 (in thousands, except per share amounts and years):

					Options Vested
					and Exercisable at
		Options Outstanding at February 29, 2008			February 29, 2008
			Weighted
			Average
			Remaining	Weighted		Weighted
		Number	Contractual	Average	Number	Average
Range of Exercise Prices		Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$2.90 -	3.20	4	7.51	$ 2.98	4	$ 2.95
3.30 -	3.30	106	2.41	3.30	91	3.30
3.50 -	3.60	4	7.5	3.55	2	3.55
3.67 -	3.67	156	3.44	3.67	78	3.67
3.70 -	5.89	98	5.33	5.16	80	5.31
6.35 -	7.70	128	4.8	7.26	127	7.26
7.85 -	9.50	114	4.74	9.02	112	9.03
10.00 -	11.60	99	5.04	11.45	99	11.45
11.70 -	15.94	124	5.56	14.51	122	14.52
16.70 -	662.50	139	4.73	39.97	138	39.98
		972	4.5	$ 12.22	853	$ 13.37

Restricted Stock Units

On March 12, 2007, we offered to employees the opportunity to participate in the Employee Stock Option/Restricted Stock Unit Exchange Program, the Exchange Program, Under which the employees were granted the right to exchange certain eligible stock options for restricted stock units with a three year vesting schedule (one-third vest one year from the grant date and one-twelfth vest quarterly thereafter for the remaining eight quarters).  The eligible stock options consisted of those unexercised and unvested stock options with an exercise price per share of $5.00 or more. The number of restricted stock units an employee received in exchange for his or her eligible stock options was based on the number and exercise price of the eligible stock options exchanged.  We adopted the Pool Approach to amortize any unrecognized compensation cost related to the original stock options over the remaining modified requisite service period. We did not record any incremental compensation expense as a result of the Exchange Program, and the compensation expense remaining on the unvested options that were exchanged for the restricted stock units will be recognized ratably over the three year vesting period of the restricted stock units.

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

In addition to restricted stock units granted pursuant to the Exchange Program in our 2008 fiscal year, we granted restricted stock units to our non-employee independent directors that will vest over a two year period, and restricted stock units to certain newly hired and other employees that vest over a three year period.  We expect to grant additional restricted stock units, rather than stock options, in future periods.

Restricted stock unit activity for our 2008 fiscal year is summarized as follows (in thousands):

		Weighted-Average
		Grant Date
	Shares	Fair Value Price
Unvested at February 28, 2007	-	$-
Granted	59	5.26
Exercised	-	-
Exchanged	53	18.45
Forfeited	(13)	10.93
Unvested at February 29, 2008	99	$11.53

The total remaining compensation cost related to unvested restricted stock units is approximately $0.7 million and will be recognized over a weighted average period of 1.83 years.

NOTE 8.                EMPLOYEE BENEFIT PLANS

401(k) Savings Plan

We have a savings plan, or Savings Plan, that qualifies as a defined contribution arrangement under Section 401(a), 401(k) and 501(a) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 20%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All of our employees on our United States payroll are eligible to participate in the Savings Plan. We will determine our contributions, if any, to the Savings Plan based on our current profits and/or retained earnings; however, we have not made any contributions to the Savings Plan since its inception.

NOTE 9.              RELATED PARTY TRANSACTIONS

During our 2008 fiscal year we provided e-commerce solutions to our customers by using managed e-commerce services that were provided by a wholly-owned subsidiary of Digital River. Digital River owns approximately 14% of our outstanding capital stock (on an as-converted to common stock basis) and has designated a representative to serve on our Board of Directors. As a result of providing these solutions, we recognized an immaterial amount of revenue and related costs of revenue. All of these costs were paid to the Digital River subsidiary. We also have a strategic marketing agreement with Digital River described under Note 2. Alliances. As a result of this alliance, we recognized an immaterial amount of revenue in our 2008 fiscal year.

We have made purchases of computer equipment and services from several vendors, including Fusionstorm, Inc., one of our largest customers during our 2008 fiscal year. During our 2008 fiscal year we purchased equipment from Fusionstorm, Inc. totaling approximately $184,000.

NOTE 10.              SEGMENT AND GEOGRAPHIC INFORMATION

During our 2008 and 2007 fiscal years, we operated in a single business segment providing online purchasing and delivery services for business software.  The geographic distributions of our revenues were as follows (in thousands):

	For the years ended
	February 29, 2008	February 28, 2007
Revenue:
United States	$10,796	$9,240
Europe	1,387	1,633
Asia	5	-
Total	$12,188	$10,873

Our assets are primarily located in the United States and not allocated to any specific region.  We do not produce reports for, or measure the performance of, our geographic regions on any asset-based metrics.  However, the geographic revenues listed above have been categorized in accordance with the region in which the customer is based.

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

	For the quarter ended
	Feb. 29	Nov. 30,	Aug. 31,	May 31,
	2008	2007	2007	2007
Revenues	$ 3,139	$ 3,118	$ 3,187	$ 2,744
Gross profit	2,112	2,039	2,143	1,691
Loss from operations	(397)	(66)	(13)	(612)
Net income (loss)	(274)	78	144	(467)
Basic and diluted net income (loss) per share	$ (0.04)	$ 0.01	$ 0.02	$ (0.08)
Weighted average shares - basic	6,245	6,229	6,218	6,151
Weighted average shares - fully diluted	6,245	7,465	7,405	6,151

	For the quarter ended
	Feb. 28	Nov. 30,	Aug. 31,	May 31,
	2007	2006	2006	2006
Revenues	$ 2,874	$ 2,803	$ 2,582	$ 2,614
Gross profit	1,513	1,431	1,498	1,550
Loss from operations	(1,267)	(832)	(798)	(952)
Net loss	(1,127)	(694)	(664)	(674)
Basic and diluted net loss per share	$ (0.18)	$ (0.11)	$ (0.11)	$ (0.11)
Weighted average shares - basic and fully diluted	6,132	6,131	6,129	6,119

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the required time periods. These procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required under Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, and concluded that our disclosure controls and procedures were effective as of February 29, 2008.

It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error or fraud. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of our Chief Executive Officer and the Chief Financial Officer are made at the "reasonable assurance" level.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this report.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED SHAREHOLDER MATTERS

The information required by this Item will be set forth in our Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in our Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1. Financial Statements

See Item 8. Financial Statements and Supplementary Data for a list of financial statements filed herein.

2. Financial Statement Schedules

See Item 8. Financial Statements and Supplementary Data for a list of financial statement schedules filed. All other schedules have been omitted because they are not applicable or the required information is shown elsewhere in the financial statements or notes thereto.

3. Exhibits

Exhibit Number
3(i).1	(1)	Amended and Restated Certificate of Incorporation of Intraware, Inc.
3(i).1	(1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Intraware, Inc.
3(i).2	(2)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock.
3(i).3	(3)	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock.
3(i).4	(1)	Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock.
3(ii)	(4)	Amended and Restated Bylaws of Intraware, Inc.
4.1	(5)	Specimen Common Stock Certificate.
4.4	(8)	Warrant issued to CorpSoft, Inc. in May 2001.
4.8	(16)	Warrant to Purchase Common Stock dated August 1, 2003, issued to Silicon Valley Bank.
4.9	(4)

Preferred Stock Rights Agreement, dated as of September 8, 2005, between Intraware, Inc. and Computershare Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.9	(9)

Amended and Restated Preferred Stock Rights Agreement, dated as of June 22, 2006, between Intraware, Inc. and Computershare Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.10	(10)

Second Amended and Restated Preferred Stock Rights Agreement, dated as of January 22, 2007, between Intraware, Inc. and Computershare Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1	(11)*	Form of Indemnification Agreement between Intraware and each of its directors and executive officers.
10.2	(7)*	2006 Equity Incentive Plan and form of agreements thereunder.
10.3	(7)*	1998 Employee Stock Purchase Plan, as amended, and form of agreements thereunder.
10.4	(14)*	1998 Director Option Plan and form of agreements thereunder.
10.5	(12)	1999 Non-Qualified Acquisition Stock Option Plan and form of agreements thereunder.
10.6	(11)	Sleepy Hollow Investment Company Office Lease made August 23, 1996 between Sleepy Hollow Investment Company and Intraware.
10.7	(11)	First Amendment to the ease for Intraware entered into as of May 5, 1997 by and between Intraware and Sleepy Hollow Investment Company I.
10.8	(11)	Second Amendment to the Lease for Intraware entered into as of March 31, 1998 by and between Intraware and Sleepy Hollow Investment Company I.
10.9	(13)	Registration Rights Agreement dated as of January 10, 2001, by and among Intraware and the investors set forth therein.
10.10	(6)	Registration Rights Agreement, dated January 12, 2001, by and among Intraware and the investors set forth therein.
10.11	(17)*	Form of Amendment One to Change of Control Severance Agreement between Intraware, Inc. and each executive officer of Intraware.
10.12	(15)	Registration Rights Agreement, dated September 9, 2003, by and among Intraware, Inc. and the investors set forth therein.

10.28	(3)	Series B Preferred Stock Purchase Agreement dated November 9, 2005, by and between Intraware, Inc. and Digital River, Inc.
10.32	(3)	Investor Rights Agreement dated November 9, 2005, by and between Intraware, Inc. and Digital River, Inc.
10.33	(3)	Standstill and Stock Restriction Agreement dated November 9, 2005, by and between Intraware, Inc. and Digital River, Inc.
10.34	(17)*	Amended and Restated Change of Control Severance Agreement, dated as of October 9, 2007 between Intraware, Inc. and Justin M. Benson
10.42	(17)*	Amended and Restated Change of Control Severance Agreement, dated as of October 5, 2007 between Intraware, Inc. and Peter H. Jackson
10.43	(17)*	Amended and Restated Change of Control Severance Agreement, dated as of October 5, 2007 between Intraware, Inc. and Wendy A. Nieto
23.1		Consent of Independent Registered Public Accounting Firm. PDF provided as courtesy
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Peter H. Jackson. PDF provided as courtesy
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Wendy A. Nieto. PDF provided as courtesy
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act. PDF provided as courtesy

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

(4)        Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the Quarter ended November 30, 2007 (File No. 000-25249) and filed with the SEC on January 11, 2008.

(5)        Incorporated by reference to Amendment No. 2 to Intraware's Registration Statement on Form S-1 (File No. 333-69261), filed with the SEC on January 29, 1999.

(6)        Incorporated by reference to Intraware's Current Report on Form 8-K dated January 12, 2001 (File No. 000-25249), filed with the SEC on January 23, 2001.

(7)        Incorporated by reference to Intraware's Registration Statement on Form S-8 (File No. 000-138270), filed with the SEC on October 30, 2006.

(8)        Incorporated by reference to Intraware's Annual Report on Form 10-K for the Year ended February 28, 2002 (File No. 000-25249), filed with the SEC on May 29, 2002.

(9)        Incorporated by reference to Intraware's Current Report on Form 8-K dated September 12, 2005 (File No. 000-25249) and filed with the SEC on June 27, 2006.

(10)       Incorporated by reference to Intraware's Current Report on Form 8-K dated January 19, 2007 (File No. 000-25249) and filed with the SEC on January 23, 2007.

(11)       Incorporated by reference to Intraware's Registration Statement on Form S-1 (333-69261), filed with the SEC on December 18, 1998.

(12)       Incorporated by reference to Intraware's Registration Statement on Form S-8 (File No. 333-93823), filed with the SEC on December 30, 1999.

(13)       Incorporated by reference to Intraware's Current Report on Form 8-K dated January 12, 2001 (File No. 000-25249) and filed with the SEC on January 16, 2001.

(14)       Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the Quarter ended May 31, 2001 (File No. 000-25249), filed with the SEC on July 13, 2001.

(15)       Incorporated by reference to Intraware's Current Report on Form 8-K dated September 9, 2003 (File No. 000-25249), filed with the SEC on September 12, 2003.

(16)       Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the Quarter ended August 31, 2003 (File No. 000-25249), filed with the SEC on October 15, 2003.

(17)       Incorporated by reference to Intraware's Quarterly Report on Form 10-Q for the Quarter ended August 31, 2007 (File No. 000-25249) and filed with the SEC on October 15, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRAWARE, INC.
Dated April 24, 2008	By:	/s/ PETER H. JACKSON
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

Signature	Capacity in Which Signed	Date
/s/ PETER H. JACKSON	Chairman, Chief Executive Officer and	April 24, 2008
(Peter H. Jackson)	President (Principal Executive Officer)
/s/ WENDY A. NIETO	Executive Vice President and Chief Financial Officer	April 24, 2008
(Wendy A. Nieto)	(Principal Financial and Accounting Officer)
/s/ ALEX DANZBERGER	Director	April 24, 2008
(Alex Danzberger)
/s/ BRENDAN A. MCLOUGHLIN	Director	April 24, 2008
(Brendan A. McLoughlin)
/s/ RAYMOND L. OCAMPO JR.	Director	April 24, 2008
(Raymond L. Ocampo Jr. )
/s/ PETER F. PERVERE	Director	April 24, 2008
(Peter F. Pervere)
/s/ BRADLEY M. SHUSTER	Director	April 24, 2008
(Bradley M. Shuster)