Form 10-Q
period 2008-05-31
INTRAWARE INC
filed 2008-07-10
CIK 1025134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at June 30, 2008
Common Stock, $0.001 par value	6,287,905

Note: PDF provided as a courtesy

Intraware, Inc.

Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTRAWARE, INC.
BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	May 31, 2008	February 29, 2008
ASSETS
Current assets:
Cash and cash equivalents	$12,649	$12,519
Accounts receivable, net	1,614	1,547
Costs of deferred revenue	524	526
Other current assets	462	401
Total current assets	15,249	14,993
Costs of deferred revenue, less current portion	179	224
Property and equipment, net	436	477
Capitalized software, net	706	603
Other assets	243	241
Total assets	$16,813	$16,538

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK &
STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$652	$622
Accrued expenses	790	1,154
Deferred revenue	3,477	3,052
Total current liabilities	4,919	4,828
Deferred revenue, less current portion	901	811
Total liabilities	5,820	5,639
Commitments and contingencies (Note 4)
Redeemable convertible preferred stock; $0.0001 par value; 10,000 shares authorized:
Series A; 14 shares issued and outstanding at May 31, 2008 and February 29, 2008,
(aggregate liquidation preference of $250 at May 31, 2008 and February 29, 2008)	224	224
Series B; 1 shares issued and outstanding at May 31, 2008 and February 29, 2008,
(aggregate liquidation preference of $6,000 at May 31, 2008 and February 29, 2008)	5,701	5,701
Total redeemable convertible preferred stock	5,925	5,925
Stockholders' equity:
Common stock; $0.0001 par value; 50,000 shares authorized; 6,285 and 6,249 shares
issued and outstanding at May 31, 2008 and February 29, 2008, respectively	1	1
Additional paid-in-capital	166,951	166,634
Accumulated deficit	(161,884)	(161,661)
Total stockholders' equity	5,068	4,974
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$16,813	$16,538

See notes to unaudited interim financial statements.

INTRAWARE, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the three months ended
	May 31, 2008	May 31, 2007

Revenues	$3,246	$2,744
Cost of revenues	1,066	1,053
Gross profit	2,180	1,691
Operating expenses:
Sales and marketing	813	707
Product development	469	458
General and administrative	1,224	1,116
Loss (gain) on disposal of assets	(3)	22
Total operating expenses	2,503	2,303
Loss from operations	(323)	(612)
Interest and other income	100	145
Net loss	$(223)	$(467)

Basic and diluted net loss per share	$(0.04)	$(0.08)
Weighted average shares - basic and diluted	6,268	6,151

See notes to unaudited interim financial statements.

INTRAWARE, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended
	May 31, 2008	May 31, 2007
Cash flows from operating activities:
Net loss	$(223)	$(467)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	127	84
Stock-based compensation	268	233
Loss (gain) on disposal of assets	(3)	22
Changes in assets and liabilities:
Accounts receivable	(66)	(217)
Costs of deferred revenue	55	3
Other assets	(64)	(153)
Accounts payable	194	(162)
Accrued liabilities	(371)	(404)
Deferred revenue	522	92
Net cash provided by (used in) operating activities	439	(969)
Cash flows from investing activities:
Purchases of property and equipment	(168)	(20)
Capitalized software	(172)	(54)
Proceeds from disposal of assets	3	-
Net cash used in investing activities	(337)	(74)
Cash flows from financing activities:
Proceeds from issuance of common stock	65	268
Amounts paid to satisfy withholding tax related to restricted shares granted	(37)	-
Net cash provided by financing activities	28	268
Net increase (decrease) in cash and cash equivalents	130	(775)
Cash and cash equivalents at beginning of the period	12,519	12,260
Cash and cash equivalents at end of the period	$12,649	$11,485

Supplemental non-cash activity:
Purchases of property and equipment included in accounts payable	$19	$30

See notes to unaudited interim financial statements.

INTRAWARE, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted under these rules and regulations.  However, management believes the disclosures are adequate to ensure the information presented is not misleading.  The balance sheet at February 29, 2008 has been derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes in our Annual Report on Form 10-K for our fiscal year ended February 29, 2008, filed with the SEC on April 24, 2008.

In the opinion of management, all adjustments, consisting only of normal recurring items considered necessary for a fair presentation, have been included in the accompanying unaudited interim financial statements.  The results of operations for the interim periods presented are not necessarily indicative of operating results to be expected for any subsequent interim period or for our fiscal year ending February 28, 2009.

We have incurred losses from operations during each fiscal year since inception. We have incurred positive cash flows from operations during each of our last two fiscal years, as well as our most recent fiscal quarter ended May 31, 2008. Net loss for the three months ended May 31, 2008 of approximately $0.2 million decreased from our prior year loss for the corresponding period of approximately $0.5 million. For the three months ended May 31, 2008, we recorded cash provided by operating activities of approximately $0.4 million, which was a significant increase from the cash used in operations of approximately $1.0 million from the corresponding period in the prior year.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Our revenue results primarily from three types of arrangements: (1) sales of our SubscribeNet service, or SubscribeNet, to software vendors and other companies that distribute software as part of their business; (2) professional services to such customers in connection with customization of SubscribeNet, data conversion, and integration of SubscribeNet with other third party software; and (3) resale of third-party services or licenses complementary to SubscribeNet, including e-commerce. In addition, if appropriate opportunities present themselves in the future, we may generate revenue from the licensing of our proprietary software, along with related maintenance, to companies using our software internally or to provide web-based services to their customers. We recognize revenue according to the provisions of the SEC's Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition and Emerging Issues Task Force Issue (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue when all of the following conditions are met:

  There is persuasive evidence of an arrangement;
  We have provided the service to the customer, made the software available for customer download through our website, or shipped the software to the customer;
  We believe collection of the fees is reasonably assured; and
  The amount of fees to be paid by the customer is fixed or determinable.

We defer revenues related to SubscribeNet, or subscription fees, and generally recognize them ratably over the term of the service arrangement. The typical subscription term is one year and the agreements are generally non-

cancelable, although customers usually have the right to terminate for cause if we materially fail to perform. For our SubscribeNet implementations for new customers and for professional services for any new or existing customers, we defer revenue recognition until the service go-live date and then recognize the subscription fees ratably over the remaining contract term. The go-live date occurs at the point at which no additional customization is required and customer acceptance has occurred. Our SubscribeNet agreements normally provide a set period for a customer to evaluate a completed implementation or customization, and provide for deemed acceptance if the customer has not affirmatively rejected the implementation within such period. We typically rely on such deemed acceptance by most of our customers. If the implementation fees and other professional services are bundled with the subscription fees without specifically stating the fees attributable to each portion of the services, the bundled fees are recognized in accordance with our revenue recognition policy for subscription fees stated above. However, if an implementation fee or other professional services are charged separately from the subscription fees, and given that they generally do not provide stand-alone value to a customer, then the revenue associated with the implementation fee and other professional services are recognized ratably over the longer of the remaining contract term or the estimated customer life.

Revenues related to our resale of third-party services or software licenses complementary to SubscribeNet are generally recognized as the resold service or license is provided. If the resold service or software license involves customization essential to the functionality of the service or software license, the fees charged for the customization are recognized as revenue in the same manner as professional services discussed above. Resold services or software licenses are recognized as revenue based on the gross fee charged to the customer, since we bear the credit risk for resold services or licenses, have latitude in establishing pricing, and are primarily responsible for acceptability of the services or licenses delivered. In addition, costs paid to the third-party providers are recorded as costs of revenues and recognized over the same period as the related revenue.

We also recognize revenues related to variable billings of SubscribeNet for certain existing customers. When such customers exceed their maximum commitment levels for specified SubscribeNet service metrics in any given period, the associated revenues are recognized according to the provisions specified for such overages.

Deferred Revenue

Deferred revenue consists primarily of billings or payments received in advance of revenue recognition from the sale of SubscribeNet and related professional services. Such revenue is recognized as revenue recognition criteria are met.

Deferred Costs

We capitalize direct costs of revenues related to SubscribeNet implementations and significant professional services contracts associated with SubscribeNet. Direct costs include compensation and payroll-related benefits directly related to the time spent on implementation and professional services activities. These costs are recognized over the same period as the related revenue (see Revenue Recognition above). Costs associated with professional services involving significant new functionality for SubscribeNet that are partially or fully funded by customers, but which do not qualify as funded research and development activities, are expensed as costs of revenues as incurred until a working model is delivered to the customer. Once a working model has been delivered, all additional direct costs are capitalized in the same manner discussed above. As of May 31, 2008, we had approximately $0.7 million in capitalized costs relating to deferred revenues. We expense customer acquisition costs, including sales commissions, as incurred.

We also capitalize legal costs incurred in connection with patent applications. As of May 31, 2008, we had approximately $0.2 million in deferred legal costs related to patent applications. Upon issuance of a patent, the deferred legal costs for that patent will be expensed ratably over the patent's estimated useful life.

Stock-Based Compensation

Under Statement of Financial Accounting Standards (SFAS) 123(R), Share Based Payment, we are required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest. Stock options and awards issued under our equity plans, as well as stock purchases under our employee stock purchase plan, are subject to SFAS 123(R). Stock options and awards generally vest over a two to four-year service period.

Net loss per share

Basic net loss per share of common stock is computed by dividing the net loss for the period by the weighted average number of our common stock outstanding during the period, excluding shares subject to repurchase. The terms of our redeemable convertible preferred stock include the right to participate in dividends declared to common stockholders. Our redeemable convertible preferred stock does not have a contractual obligation to share in our losses in any given period. As a result, these participating securities will not be allocated any losses in the periods of net losses, but income will be allocated in the periods of net income using the two-class method.

Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of our common and potential common stock outstanding during the period if the effect is dilutive. Potential common stock are composed of common stock and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon the conversion of preferred stock. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per share as well as securities not included in the diluted net loss per share calculation because to do so would be antidilutive:

	For the three months ended
	May 31, 2008	May 31, 2007
Numerator:
Net loss	$(223)	$(467)

Denominator:
Weighted average shares	6,268	6,151

Basic and diluted net loss per share	$(0.04)	$(0.08)

Antidilutive securities not included in weighted average shares:
Redeemable convertible preferred stock	1,014	1,028
Warrants to purchase common stock	84	84
Employee stock options	963	1,051
Restricted stock units	349	64

	2,410	2,227

Software Development Costs

We account for costs incurred for computer software developed or obtained for internal use in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires companies to capitalize qualifying computer software costs that are incurred during the application and development stage and amortize them over the software's estimated useful life. During the three months ended May 31, 2008, we capitalized approximately $0.2 million of costs related to our zAthlete social networking website, or zAthlete, and we anticipate capitalizing additional eligible costs related to zAthlete going forward.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which replaced the different definitions of fair value set forth in the accounting literature with a single definition. SFAS 157 defines fair value as the price that would be received by selling an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Our adoption of SFAS 157 on March 1, 2008 had no impact on our financial position, results of operations or cash flows.

NOTE 3. CHANGES IN STOCKHOLDERS' EQUITY

During the three months ended May 31, 2008, our stockholders' equity changed as follows (in thousands):

	Common stock		Additional paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	deficit	equity

Balance at February 29, 2008	6,249	$1	$166,634	$(161,661)	$4,974
Exercise of stock options	2	-	8	-	8
Release of restricted stock units to employees	11	-	-	-	-
Issuance of common stock for employee stock purchase plan	13	-	57	-	57
Release of restricted stock units to the board of directors	10	-	-	-	-
Stock based compensation, net of withholding tax obligations of $37 for restricted shares granted	-	-	252	-	252
Net loss	-	-	-	(223)	(223)

Balance at May 31, 2008	6,285	$1	$166,951	$(161,884)	$5,068

NOTE 4. CONTINGENCIES

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

Legal Proceedings

In re Intraware, Inc. Initial Public Offering Securities Litigation

In October 2001, a purported class action complaint was filed in the United States District Court for the Southern District of New York against the Company, three of our present and former officers and directors, and various underwriters for the Company's initial public offering. Substantially similar actions were filed concerning over 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re Intraware, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-9349. The amended complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that the underwriters misused their securities analysts to manipulate the price of our stock. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company's common stock between February 25, 1999 and December 6, 2000.

The Company's officers and directors have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court denied in part the issuer-defendants' omnibus motion to dismiss, including those portions of the motion to dismiss relating to the Company.

In June 2004, a stipulation of settlement and release of claims against the issuer-defendants, including the Company, was submitted to the Court for approval. The underwriter-defendants in the In re Initial Public Offering Securities Litigation, including the underwriters of our initial public offering, were not parties to the stipulation of settlement. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  The action involving the Company is not one of the six test cases.

Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval.  On June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement.  Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six test cases. On March 26, 2008, the court largely denied defendants' motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement. If the litigation continues, then we believe that we have meritorious defenses and intend to defend the action vigorously. However, the litigation results cannot be predicted at this point.

NOTE 5. SEGMENT REPORTING

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires us to make certain disclosures about each reportable segment. Commencing with the three months ended May 31, 2008, our chief operating decision maker began and will continue to assess our results and financial performance and review our internal budget on the basis of two reportable segments: SubscribeNet and zAthlete. Our reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. We evaluate performance of each segment using segment income (loss) as defined below. We have restated the corresponding items of segment information for earlier periods.

Information by segment is as follows:
	Three months ended	Three months ended
	May 31, 2008	May 31, 2007

Segment revenues
SubscribeNet	$3,246	$2,744
zAthlete	-	-
	$3,246	$2,744

Segment cost of revenues
SubscribeNet	$1,066	$1,053
zAthlete	-	-
	$1,066	$1,053

Segment sales and marketing
SubscribeNet	$617	$707
zAthlete	196	-
	$813	$707

Segment product development
SubscribeNet	$337	$385
zAthlete	132	73
	$469	$458

Segment income (loss)
SubscribeNet	$1,226	$599
zAthlete	(328)	(73)
	$898	$526

Segment income (loss) is defined as segment revenues less segment costs of revenues, sales and marketing and product development costs. The reconciliation of total segment income (loss) to our net loss for the corresponding quarter is as follows:

The reconciliation of total segment income to the net loss is as follows:

	Three months ended	Three months ended
	May 31, 2008	May 31, 2007
Segment income	$898	$526
General and Administrative	(1,224)	(1,116)
Gain (loss) on disposal of assets	3	(22)
Interest and other income	100	145
Net Loss	$(223)	$(467)

The following table sets forth significant assets as broken down by segment and other unallocated assets as of May 31, 2008 and 2007:

	As of May 31, 2008
	SubscribeNet	zAthlete	Total
Significant assets by segment:
Accounts receivable, net	$1,614	$-	$1,614
Costs of deferred revenue	703	-	703
Property and equipment, net	430	6	436
Capitalized software, net	129	577	706
Total segement assets	$2,876	$583	$3,459

Other unallocated assets (primarily cash and cash equivalents):			13,354
			$16,813

	As of May 31, 2007
	SubscribeNet	zAthlete	Total
Significant assets by segment:
Accounts receivable, net	$1,328	$-	$1,328
Costs of deferred revenue	929	-	929
Property and equipment, net	393	-	393
Capitalized software, net	157	-	157
Total segement assets	$2,807	$-	$2,807

Other unallocated assets (primarily cash and cash equivalents):			12,117
			$14,924

NOTE 6. COMMON STOCK

Stock Based Compensation Expense

The table below reflects stock compensation expense under SFAS 123(R) (in thousands):

	Three months ended	Three months ended
	May 31, 2008	May 31, 2007
Stock-based compensation expense by type of award
Employee stock options and awards	$254	$192
Employee stock purchase plan	14	41
Increase to net loss	$268	$233

Effect on loss per share: basic and diluted	$(0.04)	$(0.04)

The following table summarizes stock-based compensation expense related to employee stock options and awards, as well as employee stock purchases under our Employee Stock Purchase Plan, or ESPP, as it was allocated in the statements of operations (in thousands):

	Three months ended		Three months ended
	May 31, 2008		May 31, 2007
	Stock	Percent of	Stock	Percent of
	Compensation	Total	Compensation	Total
	Expense	Expense	Expense	Expense

Cost of revenues	$26	10%	$17	7%
Sales and marketing	46	17%	41	18%
Research and development	32	12%	27	12%
General and administrative	164	61%	148	63%

Total stock-based compensation	$268		$233

Stock Options

As of May 31, 2008, we had an aggregate of 429,876 shares available for grant under our equity plans. Our equity plans provide for the issuance of our common stock pursuant to stock option exercises, restricted stock units and other equity-based awards. Under our equity plans, equity awards can be issued to employees, non-employee directors and consultants. Stock options were generally granted under the equity plans with exercise prices equal to the fair market value of our common stock on the date of grant. There were no stock option awards granted during the three months ended May 31, 2008 and we don't expect to grant any stock options in future periods.

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Ranges of Valuation Assumptions
	for the three months ended
	May 31, 2008	May 31, 2007
Stock option plans:
Five Year Grants:
Dividend yield	n/a	0%
Expected stock price volatility	n/a	63%
Risk-free interest rate	n/a	5.18%
Average expected life (in years)	n/a	0.12
Weighted average grant-date fair value of options granted during the year	n/a	$1.54

The following table presents a summary of our stock option activity for the three months ended May 31, 2008 (in thousands):

		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value
	Shares	Price	($000's)
Outstanding at February 29, 2008	972	$12.22	$334
Granted	-	-
Exercised	(2)	4.26
Forfeited	(7)	3.51
Outstanding at May 31, 2008	963	$12.30	$269

Exercisable at May 31, 2008	875	$13.12	$206

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the stock options at the applicable fiscal quarter or year end for those options for which the quoted market price was in excess of the exercise price. The aggregate intrinsic value of stock options exercised during the three months ended May 31, 2008 was approximately $2,000. The total cash received from employees as a result of stock option exercises for the three months ended May 31, 2008 was approximately $8,000. We did not realize any tax benefits in connection with these exercises due to a full valuation allowance relating to our deferred tax assets that had previously been recorded.

The total remaining unamortized cost related to unvested stock options is approximately $0.3 million and will be recognized over a weighted average period of approximately 1.1 years.

Restricted Stock Units

We have granted restricted stock units to our non-employee independent directors that generally vest over a two year period, and restricted stock units to certain newly hired and other employees that generally vest over a three year period.  We expect to grant additional restricted stock units, rather than stock options, in future periods.

Restricted stock unit activity for the three months ended May 31, 2008 is summarized as follows (in thousands):

		Weighted-Average
		Grant Date
		Fair Value
	Shares	Price
Unvested at May 31, 2008	99	$11.53
Granted	291	4.50
Exercised	(20)	11.18
Forfeited	(21)	8.92
Outstanding at May 31, 2007	349	$5.81

The total remaining unamortized cost related to unvested restricted stock units is approximately $1.5 million and will be recognized over a weighted average period of approximately 2.6 years. Included in the forfeited restricted stock units for the period are approximately 8,000 shares that were forfeited to cover related employee withholding tax obligations.

NOTE 7. PREFERRED STOCK

We are authorized, subject to limitations prescribed by Delaware law, to provide for the issuance of preferred stock in one or more series, to establish from time to time the number of shares included within each series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without any further vote or action by the stockholders. During the three months ended May 31, 2008, there was no activity in our redeemable convertible preferred stock.

NOTE 8. RELATED PARTY TRANSACTIONS

During the three months ended May 31, 2008, we provided e-commerce solutions to our customers by using managed e-commerce services provided by a wholly-owned subsidiary of Digital River, Inc. As of May 31, 2008, Digital River, Inc. owned approximately 14% of our outstanding capital stock (on an as-converted to common stock basis). As a result of providing these solutions, we recognized an immaterial amount of revenue and related costs of revenue. All of these costs were paid to the Digital River, Inc. subsidiary. In addition, we recognized approximately $50,000 from the receipt of a referral fee related to our strategic marketing agreement with Digital River, Inc. during the three months ended May 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended February 29, 2008, which was filed with the SEC on April 24, 2008, and the unaudited financial statements and related notes contained in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements regarding trends in the marketplace, our future cash and liquidity position, the extent and timing of future contract values and revenues, expenses and customer demand, sales, development and marketing efforts to reach new markets, the deployment of our products and services or the anticipated performance and application of products or services, our competitive position both within and outside of the software industry, statements regarding future economic conditions or performance, and statements regarding our anticipated interactions with third parties.  All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement except as required by law.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including without limitation those identified in Item 1A Risk Factors of our Annual Report on Form 10-K for our fiscal year ended February 29, 2008, as such section may be updated in our subsequent Quarterly Reports on Form 10-Q and elsewhere. We urge you to review and consider the various disclosures made by us from time to time in our filings with the Securities and Exchange Commission that attempt to advise you of the risks and factors that may affect our future results.

Overview

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

In order to achieve profitability, we will need to generate higher revenues and continue to manage our expenses. Our ability to generate higher revenues and achieve profitability depends on many factors, including the demand for our products and services, the level of product and price competition, market acceptance of our new products, and general economic conditions. In this regard, we continue to invest in areas that we believe can accelerate revenue growth and manage expenses to align our operations and cost structure with market conditions.

We earn revenues and generate cash principally through recurring subscription fees charged for SubscribeNet and professional services fees charged for the customization of SubscribeNet.

Our zAthlete social networking website relies in part upon the intellectual capital developed via launching and managing digital services such as SubscribeNet. We believe that there is a market for a social network/media site focused on the interests of athletes and their fans. We intend to further develop the site, leveraging our knowledge in the management and distribution of digital content. In the longer term, we intend to develop and market zAthlete to content providers, apparel manufacturers or other businesses trying to extend their reach or impact with this key target market. We believe the long term revenue stream opportunities will include advertising, sponsorship, revenue sharing on shared content and ecommerce transactions. We have not, to date, generated any significant revenues from zAthlete. There can be no assurance that zAthlete will ever generate significant revenue. Commencing with the three months ended May 31, 2008, our management began and will continue to assess our results of financial performance and review our internal budget on the basis of zAthlete as a separate reportable segment from our SubscribeNet business.

We have incurred losses from operations during each fiscal year since inception. We have incurred positive cash flows from operations during each of our last two fiscal years, as well as our most recent fiscal quarter ended May 31, 2008. Net loss for the three months ended May 31, 2008 decreased from our prior year loss for the corresponding period. We recorded a net loss for the three months ended May 31, 2008 of approximately $0.2 million. For the three months ended May 31, 2008, we recorded cash provided by operating activities of approximately $0.4 million, which was a significant improvement from the cash used in operations from the corresponding period in the prior year. Our cash flow position for the current quarter is discussed further in the "Liquidity and Capital Resources" section below.

We believe that the effects of our capital financings to date, our past and current strategic actions to improve revenue, and our ongoing cost controls will generate sufficient cash resources to fund our future operations. However, if we fail to adequately increase our revenues or control spending, our business could suffer material adverse effects.

Important Trends

We currently see a number of trends in the marketplace that are important for our business. Perhaps the most significant trend is the role our licensing technology plays in our business, which over the past few years has become at least as important as our electronic software delivery services. The typical contract value for our license solution is often higher than that of electronic software delivery, and it has gained market acceptance over a shorter period of time than electronic software delivery, which may suggest the licensing service addresses a more critical and immediate problem for our current and potential customers. The shift toward our licensing solution also carries risks, however, because sales of our licensing service involve more complex implementations-and more professional services work-than sales of our other services. Thus, while we believe our licensing solution requires substantially less professional services work than the installed software applications sold by our competitors, our implementations of the licensing service have taken longer and been more challenging than implementations of our software delivery services. Consequently, it has taken substantially more time for us to recognize revenue from these contracts. Moreover, the increased emphasis on our licensing solution has played a major role in increasing the percentage of our revenues that is derived from professional services. Unlike our recurring subscription fees-which are relatively predictable and have favorable profit margins-professional services revenues are neither recurring nor predictable quarter over quarter, and they often carry lower profit margins. Over time, we expect to gain efficiencies in our licensing implementations as we continue to build repeatable processes and learn from implementations we have already performed. For the foreseeable future, however, we face risks that our growing dependence on our licensing solution could delay our ability to recognize revenue, negatively impact our profit margins, and make it more difficult to forecast our future results due to the extended implementation periods associated with our licensing solution.

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

Enterprise software companies are adopting outsourced digital delivery and management services at a measured pace. We believe software vendors will continue migrating toward digital delivery of software and license keys, and that the pace of that migration will increase. However, the adoption rate for electronic software delivery-and to a lesser extent license delivery-has gone more slowly than we had predicted and led to a lagging growth rate. We therefore believe our best growth strategy is to continue improving SubscribeNet to capitalize on digital adoption in the software industry or new markets where our technology has obvious applications.

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

While zAthlete is a relatively new focus for us, and therefore the trends that will affect it are less clear at this point, interest and participation in social networking sites generally continues to grow.  Social networking sites fulfill a number of different needs, allowing individuals to connect with existing friends as well as new people based on shared interests, goals or other criteria.  Individuals post content about themselves on these sites, comment on the content posted by others, and coordinate activities outside of the site.  Some social networking sites such as Facebook or MySpace have developed significant followings and others continue to emerge.  Social networking sites focused on specific relationships, interests or affiliations have also begun to emerge.  While there is a wide range of social networking sites available today, only a limited number have demonstrated an ability to build large-scale and sustainable audiences. Scale in a social network is required to create a "network effect," where participants benefit from the presence of others, potentially accelerating growth in site visits, user activity, and new user participation. Many advertisers, recognizing that consumers are spending an increasing amount of time online, view social networking sites as an attractive medium to advertise their products and services.

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

Revenue Recognition

Our revenue results primarily from three types of arrangements: (1) sales of SubscribeNet to software vendors and other companies that distribute software as part of their business; (2) professional services to such customers in connection with customization of SubscribeNet, data conversion, and integration of SubscribeNet with other third party software; and (3) resale of third-party services or licenses complementary to SubscribeNet, including e-commerce. In addition, if appropriate opportunities present themselves in the future, we may generate revenue from the licensing of our proprietary software, along with related maintenance, to companies using our software internally or to provide web-based services to their customers. We recognize revenue according to the provisions of the SEC's Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition and Emerging Issues Task Force Issue (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue when all of the following conditions are met:

  There is persuasive evidence of an arrangement;
  We have provided the service to the customer, made the software available for customer download through our website, or shipped the software to the customer;
  We believe collection of the fees is reasonably assured; and
  The amount of fees to be paid by the customer is fixed or determinable.

We defer revenues related to professional services provided to our SubscribeNet customers until the go-live date for the professional services, similar to the manner in which we treat SubscribeNet subscription fees. See Note 2. Significant Accounting Policies - Revenue Recognition for additional information related to treatment of revenues. As these professional services generally do not provide stand-alone value to a customer, such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term. Estimated customer life requires that we periodically estimate the projected life of our existing customers based on historical information such as customer renewal rates. Any changes in our estimated customer life estimates could result in corresponding changes to our recognition of deferred revenues and costs. A 10% increase in our estimated customer life during the three months ended May 31, 2008 would have caused a decrease in the amortization of both deferred revenues and deferred costs of revenues, resulting in an immaterial increase to our net loss.

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

Stock-based Compensation

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), Share Based Payment. Option-pricing models require the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our results of operations could be materially impacted. An increase in our stock volatility or an increase in the average expected life of our outstanding options could lead to an increase in our stock-based compensation expense recognized under SFAS 123(R). Furthermore, there are no means under applicable accounting principles to compare and adjust our expense if and when we learn of additional information that may affect our previous estimates, with the exception of changes in expected forfeitures of share-based awards. Over time, factors may arise that cause us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense. In addition, any future accounting pronouncements, taxation rules, and new interpretations of existing accounting pronouncements or taxation rules, could have a significant effect on our reported results, including our reporting of transactions completed before the effective date of the change. For further information on stock-based compensation see Note 6. Common Stock - Stock Based Compensation Expense.

Software Development Costs

We account for costs incurred for computer software developed or obtained for internal use in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires companies to capitalize qualifying computer software costs that are incurred during the application and development stage and amortize them over the software's estimated useful life. During the three months ended May, 31 2008, we capitalized costs related to zAthlete and we anticipate capitalizing additional eligible costs related to zAthlete going forward.

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

Income Taxes

In conjunction with preparing our financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Given that we have incurred losses since inception and therefore have not been required to pay significant income taxes, we have fully reserved our deferred tax assets at May 31, 2008. In the event that we are able to recognize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income or decrease loss in the period that this is determined. We adopted Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 on March 1, 2007 and, as a result of its implementation, we did not recognize any adjustments in the liability for unrecognized tax benefits. We do not have any accrued interest or penalties associated with unrecognized tax benefits. We will account for any future interest related to uncertain tax positions as interest expense, and for penalties as tax expense.

Results of Operations

Total Revenue

The following table sets forth the revenue and change in revenue for the periods indicated (in thousands):

	For the three months ended
	May 31, 2008		May 31, 2007
	Total	Change	Total
Revenue	$3,246	$502	$2,744

The increase in revenue during the three months ended May 31, 2008, compared to the three months ended May 31, 2007, is primarily due to approximately $370,000 in revenue that was recognized from new SubscribeNet customers whose go-live date was achieved between June 1, 2007, and May 31, 2008, a net increase of approximately $80,000 related to professional services and a net increase of approximately $50,000 related to changes in contract values and increases in variable billings for existing customers. We also recognized approximately $50,000 in referral fees related to our strategic alliance agreements. These increases were partially offset by a decrease of approximately $50,000 related to customers who terminated their contracts.

We expect our revenue to slightly increase during our second quarter ending August 31, 2008, due to a customer acceptance of a SubscribeNet implementation that occurred at the end of our quarter ended May 31, 2008.

Costs and Expenses

The following table sets forth the costs and expenses, changes in costs and expenses, and percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	For the three months ended
	May 31, 2008			May 31, 2007
	Total	% of Revenue	Change	Total	% of Revenue

Total cost of revenues	$ 1,066	33%	$ 13	$ 1,053	38%
Gross margin	2,180	67%	489	1,691	62%
Operating expenses:
Sales and marketing	813	25%	106	707	26%
Product development	469	14%	11	458	17%
General and administrative	1,224	38%	108	1,116	41%
Loss (gain) on disposal of assets	(3)	0%	(25)	22	1%
Total operating expenses	$ 2,503	77%	$ 200	$ 2,303	84%

Cost of Revenues

Our cost of revenues for the three months ended May 31, 2008, was consistent with our cost of revenues for the three months ended May 31, 2007. Gross profit margins improved to 67% for the three months ended May 31, 2008 from 62% for the three months ended May 31, 2007 as revenue increased while our total cost of revenues remained consistent primarily due to the fixed nature of theses costs such as internet connectivity.

Cost of revenues primarily consists of certain allocated costs related to our internet connectivity, assets supporting cost of revenues, and customer support. Cost of revenues also consists of professional services personnel costs and the cost of third-party products and services sold.  We expect total cost of revenues for the three months ending August 31, 2008 to be slightly higher than the three months ended May 31, 2008 due to customer-specific cost of revenues for sites that recently went live. In addition, we expect our gross profit margin percentage for the quarter ending August 31, 2008 to be consistent with the current quarter. Our quarterly cost of revenues may fluctuate based on multiple variables including, without limitation, revenue mix fluctuations, infrastructure costs, and variable external support utilization rates.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, as well as advertising, promotional materials and trade show expenses.

Our sales and marketing expenses for the three months ended May 31, 2008 increased approximately $106,000 compared to prior year results for the corresponding period. Sales and marketing related to SubscribeNet decreased approximately $90,000 due to lower personnel costs related to commissions and salaries. These decreases related to SubscribeNet were slightly offset by increased recruiting costs for new sales personnel. Sales and marketing costs related to zAthlete increased approximately $196,000 due to the creation of a new sales department dedicated to the marketing of zAthlete. There were no sales and marketing costs related to zAthlete for the three months ended May 31, 2007. We expect our sales and marketing expenses for the quarter ending August 31, 2008 to increase slightly from our expenses in our quarter ended May 31, 2008.

Product Development Expenses

Product development expenses primarily consist of personnel, consulting, software and related maintenance, equipment depreciation expense and allocated overhead costs. Costs related to research, design and development of products and services have been charged to product development expense as incurred.

Our product development expense for the three months ended May 31, 2008 was fairly consistent with the product development expenses related to the prior year results for the corresponding period. Product and development expense related to SubscribeNet decreased approximately $48,000 as a result of lower consulting costs. Product and development expenses related to zAthlete was approximately $59,000 higher than the corresponding 2007 quarter as more engineering resources were expended on zAthlete development activities.

We anticipate continued investment in additional functionality for SubscribeNet and zAthlete. We expect these investments to fluctuate over time and therefore expect our product development expenses to vary accordingly. However, we expect total product development expenditures in our quarter ending August 31, 2008 to remain fairly consistent with those expenditures for our quarter ended May 31, 2008.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for administrative and executive personnel, fees for professional services and certain overhead costs.

General and administrative expenses for the three months ended May 31, 2008 increased by approximately $108,000 compared to the prior year results for the corresponding three month period in 2007, due primarily to increased personnel costs. These increases were partially offset by a reduction in allocated costs from non-general and administrative personnel as they spent less time on administrative activities.

We expect total general and administrative expenditures in our quarter ending August 31, 2008 to remain fairly consistent with those expenditures for our quarter ended May 31, 2008.

Gain (Loss) on Disposal of Assets

For the three months ended May 31, 2008, we recognized a gain of approximately $3,000 for the sale of old computers. During the three months ended May 31, 2007 there was a loss on the disposal of an asset related to computer software that is no longer being utilized which accounted for an approximate loss of $22,000.

Interest and Other Income

For the three months ended May 31, 2008, interest and other income was approximately $100,000 of income, a decrease of $45,000 from $145,000 for the three months ended May 31, 2007.  The decrease in interest and other income for the three months ended May 31, 2008 was primarily due to a lower percentage yield on our existing capital. On an ongoing basis, interest and other income primarily relates to interest earned on our investment balances.

Income Taxes

As of February 29, 2008, we had federal and state net operating loss carryforwards of about $24.5 million and $12.1 million, respectively. These net operating losses are available to offset future taxable income and will expire at various dates between 2017 and 2027 if not utilized. In addition, we had federal and state credits of approximately $75,000 and $800,000, respectively. These federal research and development credits will expire beginning in 2012 and ending in 2027; the state credits will carry forward indefinitely. Based upon our operating history and losses incurred to date, management does not believe the realization of the related deferred tax assets meets the recognition criteria required by generally accepted accounting principles and accordingly, a full valuation allowance has been recorded to reduce the carrying value of the deferred tax assets to zero.

Liquidity and Capital Resources

The following table presents our liquidity position at May 31, 2008 and 2007 (in thousands):

	For the three months ended
	May 31, 2008	May 31, 2007

Cash and cash equivalents	$12,649	$11,485
Working capital	$10,330	$9,834
Net cash provided by (used in) operating activities	$439	$(969)
Net cash provided by financing activities	$28	$268
Net cash used in investing activities	$(337)	$(74)

We had $12.6 million in cash and cash equivalents at May 31, 2008 and our working capital was $10.3 million.

Our net cash provided by operations was approximately $439,000 for the three months ended May 31, 2008, which was an increase from the approximately $969,000 used by operations during the three months ended May 31, 2007. Our positive operating cash flow was due to several factors; we decreased our net loss for the three months ended May 31, 2008 compared to the corresponding period in prior year; in the prior year period we paid out approximately $200,000 in severance payments for terminated employees; there were increased billings from new customers and professional services; and there was an increase in collection efforts in relation to our outstanding accounts receivable. Our ability to generate positive cash flows in future periods will largely depend on our ability to increase the number of SubscribeNet customers while increasing existing subscriptions through strong contract renewals. We expect our cash balances to fluctuate from time to time due to the timing of customer collections and vendor payments in the ordinary course of business.

Our net cash provided by financing activities was approximately $28,000 for the three months ended May 31, 2008.  This amount was the result of proceeds from the issuance of approximately 15,000 shares of common stock pursuant to our equity incentive plans and our ESPP, offset by the payment of withholding tax related to restricted shares that were granted.

Our net cash used in investing activities was approximately $337,000 during the three months ended May 31, 2008. This amount was comprised of our purchases of property and equipment paid from our cash and cash equivalents and capitalized costs related to the development of internal-use software related to zAthlete. We used these fixed asset purchases primarily to upgrade and expand the SubscribeNet infrastructure and corporate information systems, as well as enhance the functionality of zAthlete.

We believe our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to fund our operating activities, capital expenditures and financing arrangements for the foreseeable future. Our future liquidity and capital requirements will depend on numerous factors, including our future revenues, the timing and extent of spending to support product development efforts and any expansion of sales and marketing and general and administrative activities, the success of our existing and new product and service offerings and competing technological and market developments. In addition, zAthlete will continue to require cash resources to support its ongoing development, marketing and operation. However, if our business significantly declines from its current level, we could be forced to seek additional capital to fund our operations.  zAthlete is currently a free service and does not generate cash from operations.

At May 31, 2008, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Our material contractual obligations are summarized and included in our Annual Report on Form 10-K for our fiscal year ended February 29, 2008 and there have been no further material changes outside the ordinary course of business in such contractual obligations during the quarter ended May 31, 2008.

As of May 31, 2008, our Series A and Series B redeemable convertible preferred stock entitled the holders to liquidation preferences of a minimum of $0.5 million and $6.0 million (or, if greater, the aggregate value of the common stock into which the Series B convertible preferred stock is then convertible), respectively, in the event of deemed liquidation events with respect to our Company.

Recent Accounting Pronouncements

Our adoption of SFAS 157 on March 1, 2008 has not had a significant impact on our financial position or results of operations; see Note 2. Significant Accounting Policies - Recently Adopted Accounting Pronouncements for further discussion of our adoption of SFAS 157.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report, have concluded that our disclosure controls and procedures are effective based on their evaluation of our disclosure controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In re Intraware, Inc. Initial Public Offering Securities Litigation

In October 2001, a purported class action complaint was filed in the United States District Court for the Southern District of New York against the Company, three of our present and former officers and directors, and various underwriters for the Company's initial public offering. Substantially similar actions were filed concerning over 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re Intraware, Inc. Initial Public Offering Securities Litigation, Civ. No. 01-9349. The amended complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that the underwriters misused their securities analysts to manipulate the price of our stock. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company's common stock between February 25, 1999 and December 6, 2000.

The Company's officers and directors have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court denied in part the issuer-defendants' omnibus motion to dismiss, including those portions of the motion to dismiss relating to the Company.

In June 2004, a stipulation of settlement and release of claims against the issuer-defendants, including the Company, was submitted to the Court for approval. The underwriter-defendants in the In re Initial Public Offering Securities Litigation, including the underwriters of our initial public offering, were not parties to the stipulation of settlement. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  The action involving the Company is not one of the six test cases. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval.  On June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement.  Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six test cases. On March 26, 2008, the court largely denied defendants' motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement. If the litigation continues, then we believe that we have meritorious defenses and intend to defend the action vigorously. However, the litigation results cannot be predicted at this point.

ITEM 1A. RISK FACTORS

Based on information available to management as of the date of this Quarterly Report on Form 10-Q, management has determined that no material changes are required to the risk factor disclosure as reported in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended February 29, 2008, filed with the SEC on April 24, 2008.

ITEM 5. OTHER INFORMATION

Under our insider trading policy as in effect since 2001, our employees, officers and directors are prohibited from pledging shares of our common stock as collateral for margin loans without obtaining prior written approval in accordance with the policy.

Since 2006, our CEO has held shares of our common stock in a brokerage account that has at times been used as collateral for margin loans.  The shares in the account were acquired through the Company's equity incentive programs as well as through open market purchases.  The account has also at times included shares of stock of other companies.

The CEO's violation of the insider trading policy was inadvertent and he has begun to take action to remove the shares from the margin account and/or otherwise cause them to no longer be margined.  These steps are expected to be completed by the end of our current fiscal year (February 28, 2009).  He has also confirmed that he will not margin any shares of our common stock in the future except as may be permitted by our insider trading policy.

Our audit committee reviewed and discussed this matter and approved the remedial steps described above at its July 8, 2008 meeting.

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

INTRAWARE, INC.

Date: July 10, 2008	By: /s/ WENDY A. NIETO Wendy A. Nieto Chief Financial Officer and Executive Vice President