Form 10-Q
period 2008-08-31
INTRAWARE INC
filed 2008-10-09
CIK 1025134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at September 30, 2008
Common Stock, $0.0001 par value	6,305,516

Note: PDF provided as a courtesy

Intraware, Inc.

Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTRAWARE, INC.
BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	August 31, 2008	February 29, 2008
ASSETS
Current assets:
Cash and cash equivalents	$12,604	$12,519
Accounts receivable, net	2,114	1,547
Costs of deferred revenue	511	526
Other current assets	420	401
Total current assets	15,649	14,993
Costs of deferred revenue, less current portion	171	224
Property and equipment, net	490	477
Capitalized software, net	773	603
Other assets	253	241
Total assets	$17,336	$16,538

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK &
STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$722	$622
Accrued expenses	814	1,154
Deferred revenue	3,766	3,052
Total current liabilities	5,302	4,828
Deferred revenue, less current portion	905	811
Total liabilities	6,207	5,639
Commitments and Contingencies (Note 4)
Redeemable convertible preferred stock; $0.0001 par value; 10,000 shares authorized:
Series A; 14 shares issued and outstanding at August 31, 2008 and February 29, 2008,
(aggregate liquidation preference of $250 at August 31, 2008 and February 29, 2008)	224	224
Series B; 1 shares issued and outstanding at August 31, 2008 and February 29, 2008,
(aggregate liquidation preference of $6,000 at August 31, 2008 and February 29, 2008)	5,701	5,701
Total redeemable convertible preferred stock	5,925	5,925
Stockholders' equity:
Common stock; $0.0001 par value; 50,000 shares authorized; 6,302 and 6,249 shares
issued and outstanding at August 31, 2008 and February 28, 2008, respectively	1	1
Additional paid-in-capital	167,192	166,634
Accumulated deficit	(161,989)	(161,661)
Total stockholders' equity	5,204	4,974
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$17,336	$16,538

See notes to unaudited interim financial statements.

INTRAWARE, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007

Revenues	$3,425	$3,187	$6,671	$5,931
Cost of revenues	1,074	1,044	2,140	2,097
Gross profit	2,351	2,143	4,531	3,834
Operating expenses:
Sales and marketing	918	604	1,731	1,311
Product development	475	317	943	774
General and administrative	1,142	1,231	2,366	2,348
Loss (gain) on disposal of assets	(1)	4	(4)	26
Total operating expenses	2,534	2,156	5,036	4,459
Loss from operations	(183)	(13)	(505)	(625)
Interest and other income	78	157	177	302
Net income (loss)	$(105)	$144	$(328)	$(323)

Basic and diluted net income (loss) per share	$(0.02)	$0.02	$(0.05)	$(0.05)
Weighted average shares - basic	6,292	6,218	6,279	6,184
Weighted average shares - diluted	6,292	7,405	6,279	6,184

See notes to unaudited interim financial statements.

INTRAWARE, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	August 31, 2008	August 31, 2007
Cash flows from operating activities:
Net loss	$(328)	$(323)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	270	160
Stock-based compensation	504	387
Loss (gain) on disposal of assets	(4)	29
Changes in assets and liabilities:
Accounts receivable	(567)	(353)
Costs of deferred revenue	82	104
Other assets	(32)	(318)
Accounts payable	188	(439)
Accrued liabilities	(340)	(213)
Deferred revenue	809	472
Net cash provided by (used in) operating activities	582	(494)
Cash flows from investing activities:
Purchases of property and equipment	(200)	(81)
Capitalized software	(318)	(196)
Proceeds from disposal of assets	4	-
Net cash used in investing activities	(514)	(277)
Cash flows from financing activities:
Proceeds from issuance of common stock	65	330
Amounts paid to satisfy withholding tax related to restricted shares granted	(48)	-
Net cash provided by financing activities	17	330
Net increase (decrease) in cash and cash equivalents	85	(441)
Cash and cash equivalents at beginning of the period	12,519	12,260
Cash and cash equivalents at end of the period	$12,604	$11,819

Supplemental non-cash activity:
Purchases of property and equipment included in accounts payable	$96	$3

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

We have incurred losses from operations during each fiscal year since inception. We have incurred positive cash flows from operations during each of our last two fiscal years, as well as for the six months ended August 31, 2008. Net loss for the three months ended August 31, 2008 was approximately $0.1 million, compared to net income of approximately $0.1 million for the corresponding period in the prior year. For the six months ended August 31, 2008, we recorded cash provided by operating activities of approximately $0.6 million, which was a significant increase from the cash used in operations of approximately $0.5 million from the corresponding period in the prior year.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Our revenue results primarily from three types of arrangements: (1) sales of our SubscribeNet service, or SubscribeNet, to software vendors and other companies that distribute software as part of their business; (2) professional services to such customers in connection with customization of SubscribeNet, data conversion, and integration of SubscribeNet with other third party software; and (3) resale of third-party services or licenses complementary to SubscribeNet. In addition, if appropriate opportunities present themselves in the future, we may generate revenue from the licensing of our proprietary software, along with related maintenance, to companies using our software internally or to provide web-based services to their customers. We recognize revenue according to the provisions of the SEC's Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition and Emerging Issues Task Force Issue (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue when all of the following conditions are met:

  There is persuasive evidence of an arrangement;

  We have provided the service to the customer, made the software available for customer download through our website, or shipped the software to the customer;

  We believe collection of the fees is reasonably assured; and

  The amount of fees to be paid by the customer is fixed or determinable.

We defer revenues related to SubscribeNet, or subscription fees, and generally recognize them ratably over the term of the service arrangement. The typical subscription term is one year and the agreements are generally non-

cancelable, although customers usually have the right to terminate for cause if we materially fail to perform. For our SubscribeNet implementations for new customers and for professional services for any new or existing customers, we defer revenue recognition until the service go-live date and then recognize the subscription fees ratably over the longer of the remaining contract term or the remaining estimated customer life. The go-live date occurs at the point at which no additional customization is required and customer acceptance has occurred. Our SubscribeNet agreements normally provide a set period for a customer to evaluate a completed implementation or customization, and provide for deemed acceptance if the customer has not affirmatively rejected the implementation within such period. We typically rely on such deemed acceptance by most of our customers. If the implementation fees and other professional services are bundled with the subscription fees without specifically stating the fees attributable to each portion of the services, the bundled fees are recognized in accordance with our revenue recognition policy for subscription fees stated above. However, if implementation fees or other professional services are charged separately from the subscription fees, and do not provide stand-alone value to a customer, the revenue associated with the implementation fees and other professional services are recognized ratably over the longer of the remaining contract term or the estimated customer life.

Revenues related to our resale of third-party services or software licenses complementary to SubscribeNet are generally recognized as the resold service or software license is provided. If the resold service or software license involves customization essential to the functionality of the service or software license, the fees charged for the customization are recognized as revenue in the same manner as professional services discussed above. Resold services or software licenses are recognized as revenue based on the gross fee charged to the customer, since we bear the credit risk for resold services or licenses, have latitude in establishing pricing, and are primarily responsible for acceptability of the services or licenses delivered. In addition, costs paid to the third-party providers are recorded as cost of revenues and recognized over the same period as the related revenue.

We also recognize revenues related to variable billings of SubscribeNet for certain existing customers. When such customers exceed their maximum per unit commitment levels for specified SubscribeNet service metrics in any given period, the associated revenues, which are based on the per unit price specified in the applicable agreement, are recognized in either the period in which they are incurred or the period in which they are billed.

Deferred Revenue

Deferred revenue consists primarily of billings or payments received in advance of revenue recognition from the sale of SubscribeNet and related professional services. Such revenue is recognized as revenue recognition criteria are met.

Deferred Costs

We capitalize direct costs of revenues related to SubscribeNet implementations and significant professional services contracts associated with SubscribeNet. Direct costs include compensation and payroll-related benefits directly related to the time spent on implementation and professional services activities. These costs are recognized over the same period as the related revenue (see Revenue Recognition above). Costs associated with professional services involving significant new functionality for SubscribeNet that are partially or fully funded by customers, but which do not qualify as funded research and development activities, are expensed as cost of revenues as incurred until a working model is delivered to the customer. Once a working model has been delivered, all additional direct costs are capitalized in the same manner discussed above. As of August 31, 2008, we had approximately $0.7 million in capitalized costs related to deferred revenues. We expense customer acquisition costs, including sales commissions, as incurred.

We also capitalize legal costs incurred in connection with patent applications. As of August 31, 2008, we had approximately $0.2 million in deferred legal costs related to patent applications. Upon issuance of a patent, the deferred legal costs for that patent will be expensed ratably over the patent's estimated useful life.

Stock-Based Compensation

Under Statement of Financial Accounting Standards (SFAS) 123(R), Share Based Payment, we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest. Stock options and awards issued under our equity plans, as well as stock purchases under our Employee Stock Purchase Plan, or ESPP, are subject to SFAS 123(R). Stock options and awards generally vest over a two to four-year service period.

Net income (loss) per share

The computation of basic and diluted earnings per share was as follows:

	Three months ended		Six months ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007

Numerator:
Net income (loss)	$(105)	$144	$(328)	$(323)

Denominator:
Weighted average shares outstanding—basic	6,292	6,218	6,279	6,184
Dilutive effect of shares from exercise of stock options,
and vesting of restricted stock units	-	159	-	-
Dilutive effect of convertible preferred stock	-	1,028	-	-
Weighted average shares outstanding—diluted	6,292	7,405	6,279	6,184

Basic net income (loss) per share	$(0.02)	$0.02	$(0.05)	$(0.05)
Diluted net income (loss) per share	$(0.02)	$0.02	$(0.05)	$(0.05)

Basic earnings or loss per common share was computed using net income or net loss and the weighted average number of common shares outstanding during the period. Diluted earnings or loss per common share was computed using net income or net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding stock options and assumed vesting of outstanding restricted stock units using the treasury stock method, as well as the assumed conversion of convertible preferred stock using the if-converted method.

For the three and six months ended August 31, 2008, antidilutive securities not included in the weighted average shares include 930,890 employee stock options, 352,465 restricted stock units, warrants to purchase 84,000 shares of common stock and 1,014,000 shares of common stock issuable upon conversion of outstanding redeemable convertible preferred stock.

For the three months ended August 31, 2007, we excluded approximately 686,000 outstanding stock options as well as warrants to purchase approximately 84,000 shares of common stock from the calculation of diluted earnings per common share because the exercise prices of these stock options and warrants were greater than or equal to the average market value of our common shares. These options and warrants may be included in future calculations if the average market value of our common shares becomes greater than the exercise price of such options or warrants. For the six months ended August 31, 2007, we did not include 996,919 employee stock options, 70,111 restricted stock units, warrants to purchase 84,000 shares of common stock and 1,028,000 shares of common stock issuable upon conversion of outstanding redeemable convertible preferred stock from the weighted average shares calculation because to do so would be antidilutive.

Software Development Costs

We account for costs incurred for computer software developed or obtained for internal use in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires companies to capitalize qualifying computer software costs that are incurred during the application and development stage and amortize them over the software's estimated useful life. During the three and six months ended August 31, 2008, we capitalized approximately $0.1 million and $0.3 million of costs related to our zAthlete social networking website, or zAthlete, respectively. We anticipate capitalizing additional eligible costs related to zAthlete going forward.

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

NOTE 3. CHANGES IN STOCKHOLDERS' EQUITY

During the six months ended August 31, 2008, our stockholders' equity changed as follows (in thousands):

	Common stock		Additional paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	deficit	equity

Balance at February 29, 2008	6,249	$1	$166,634	$(161,661)	$4,974
Exercise of stock options	2	-	8	-	8
Release of restricted stock units to employees	18	-	-	-	-
Issuance of common stock for employee stock purchase plan	13	-	57	-	57
Release of restricted stock units to the board of directors	20	-	-	-	-
Stock based compensation, net of withholding tax obligations of $48 for restricted shares granted	-	-	493	-	493
Net loss	-	-	-	(328)	(328)

Balance at August 31, 2008	6,302	$1	$167,192	$(161,989)	$5,204

NOTE 4. CONTINGENCIES

Indemnification

In the course of our business, we have given indemnities and made commitments and guarantees under which we may be required to make payments. These indemnities include:

  Intellectual Property Indemnities to Customers and Resellers. Our customer and reseller agreements for our SubscribeNet service typically contain provisions that indemnify our customers and resellers for damages and costs resulting from claims alleging that our services infringe the intellectual property rights of a third-party. We have also entered into software license agreements indemnifying the licensees for damages and costs resulting from claims alleging that the software infringes third-party intellectual property rights. The duration of these indemnities is typically unlimited. Our potential payments under these indemnities are in some cases limited (e.g., to the fees paid to us under the contract or to another amount) and are in other cases unlimited. Where we have given such indemnities for third-party software licenses that we resold, we have typically received similar indemnities from the third-party enterprise technology companies. We plan to continue to enter into SubscribeNet service agreements with customers and resellers, to continue to license software, and to continue to provide industry-standard indemnities to our service customers, resellers and licensees.

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

Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval.  On June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement.  Plaintiffs have filed amended master allegations and amended complaints in the six test cases. On March 26, 2008, the court largely denied defendants' motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement. If the litigation continues, then we believe that we have meritorious defenses and intend to defend the action vigorously. However, the litigation results cannot be predicted at this time.

NOTE 5. SEGMENT REPORTING

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires us to make certain disclosures about each reportable segment of our business. Commencing with the beginning of our fiscal year ending February 28, 2009, our chief operating decision maker began assessing, and will continue to assess, our results and financial performance and review our internal budget on the basis of two reportable segments: SubscribeNet and zAthlete. Our reportable segments are determined based on the distinct nature of their operations. Each segment is managed separately and is a strategic business unit that offers different products and services. SubscribeNet is our central service offering, which allows software companies and their channel partners to distribute software and licenses online via our entitlement management services to their global customer base, track and report deliveries and download activity, and manage export compliance. zAthlete is an online social network dedicated to athletes, recruiters, coaches, parents and fans of competitive and recreational sports. zAthlete was launched to provide an online, interactive forum for individuals who are passionate about athletics and enable them to share video, pictures, statistics and more.

We evaluate performance of each segment using segment income (loss) as defined below. We have restated the corresponding items of segment information for earlier periods.

Information by segment is as follows:
	Three months ended	Three months ended	Six months ended	Six months ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007

Segment revenues
SubscribeNet	$3,425	$3,187	$6,671	$5,931
zAthlete	-	-	-	-
	$3,425	$3,187	$6,671	$5,931

Segment cost of revenues
SubscribeNet	$1,074	$1,044	$2,140	$2,097
zAthlete	-	-	-	-
	$1,074	$1,044	$2,140	$2,097

Segment sales and marketing
SubscribeNet	$682	$604	$1,299	$1,311
zAthlete	236	-	432	-
	$918	$604	$1,731	$1,311

Segment product development
SubscribeNet	$317	$269	$653	$653
zAthlete	158	48	290	121
	$475	$317	$943	$774

Segment income (loss)
SubscribeNet	$1,352	$1,270	$2,579	$1,870
zAthlete	(394)	(48)	(722)	(121)
	$958	$1,222	$1,857	$1,749

Segment income is defined as segment revenues less segment cost of revenues, sales and marketing and product development costs. The reconciliation of total segment income to our net loss for the corresponding quarters is as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
Segment income	$958	$1,222	$1,857	$1,749
General and administrative expenses	(1,142)	(1,231)	(2,366)	(2,348)
Gain (loss) on disposal of assets	1	(4)	4	(26)
Interest and other income	78	157	177	302
Net income (loss)	$(105)	$144	$(328)	$(323)

The following table sets forth significant assets as broken down by segment and other unallocated assets as of August 31, 2008 and 2007:

	As of August 31, 2008
	SubscribeNet	zAthlete	Total
Significant assets by segment:
Accounts receivable, net	$2,114	$-	$2,114
Costs of deferred revenue	682	-	682
Property and equipment, net	481	9	490
Capitalized software, net	111	662	773
Total segment assets	$3,388	$671	$4,059

Other unallocated assets (primarily cash and cash equivalents):			13,277
			$17,336

	As of August 31, 2007
	SubscribeNet	zAthlete	Total
Significant assets by segment:
Accounts receivable, net	$1,463	$-	$1,463
Costs of deferred revenue	833	-	833
Property and equipment, net	345	2	347
Capitalized software, net	162	147	309
Total segment assets	$2,803	$149	$2,952

Other unallocated assets (primarily cash and cash equivalents):			12,617
			$15,569

NOTE 6. COMMON STOCK

Stock-Based Compensation Expense

The table below reflects stock compensation expense under SFAS 123(R) (in thousands):

	Three months ended	Three months ended	Six months ended	Six months ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
Stock-based compensation expense by type of award
Employee stock options and awards	$228	$131	$482	$323
Employee stock purchase plan	8	24	22	64
Increase to net loss	$236	$155	$504	$387

Effect on loss per share: basic and diluted	$(0.04)	$(0.02)	$(0.08)	$(0.06)

The following table summarizes stock-based compensation expense related to employee stock options and awards, as well as employee stock purchases under our ESPP, as it was allocated in the statements of operations (in thousands):

	Three months ended		Three months ended
	August 31, 2008		August 31, 2007
	Stock	Percent of	Stock	Percent of
	Compensation	Total	Compensation	Total
	Expense	Expense	Expense	Expense

Cost of revenues	$22	9%	$15	10%
Sales and marketing	43	18%	25	16%
Research and development	25	11%	14	9%
General and administrative	146	62%	101	65%

Total stock-based compensation	$236		$155

	Six months ended		Six months ended
	August 31, 2008		August 31, 2007
	Stock	Percent of	Stock	Percent of
	Compensation	Total	Compensation	Total
	Expense	Expense	Expense	Expense

Cost of revenues	$48	10%	$32	8%
Sales and marketing	89	18%	66	17%
Research and development	57	11%	40	10%
General and administrative	310	61%	249	64%

Total stock-based compensation	$504		$387

Stock Options

As of August 31, 2008, we had an aggregate of 437,985 shares available for grant under our equity plans. Our equity plans provide for the issuance of our common stock pursuant to stock option exercises, restricted stock units and other equity-based awards. Under our equity plans, equity awards can be issued to employees, non-employee directors and consultants. Stock options were generally granted under the equity plans with exercise prices equal to the fair market value of our common stock on the date of grant. There were no stock option awards granted during the six months ended August 31, 2008 and we do not expect to grant any stock options in the near future.

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

	Ranges of Valuation Assumptions
	Three months ended		Six months ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
Stock option plans:
Five Year Grants:
Dividend yield	n/a	n/a	n/a	0%
Expected stock price volatility	n/a	n/a	n/a	63%
Risk-free interest rate	n/a	n/a	n/a	5.18%
Average expected life (in years)	n/a	n/a	n/a	0.12
Weighted average grant-date fair value of options
granted during the period	n/a	n/a	n/a	$1.54

The following table presents a summary of our stock option activity for the three and six months ended August 31, 2008 (in thousands):

		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value
	Shares	Price	($000's)
Outstanding at February 29, 2008	972	$12.22	$334
Granted	-	-
Exercised	(2)	4.26
Forfeited	(7)	3.51
Outstanding at May 31, 2008	963	12.30	$269
Granted	-	-
Exercised	-	-
Forfeited	(32)	19.20
Outstanding at August 31, 2008	931	$12.06	$12

Exercisable at August 31, 2008	867	$12.66	$12

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the stock options at the applicable fiscal quarter or year end for those options for which the quoted market price was in excess of the exercise price. The aggregate intrinsic value of stock options exercised during the three and six months ended August 31, 2008 was approximately zero and $2,000, respectively. The total cash received from employees as a result of stock option exercises for the three and six months ended August 31, 2008 was approximately zero and $8,000, respectively. We did not realize any tax benefits in connection with these exercises due to a full valuation allowance relating to our deferred tax assets that had previously been recorded.

The total remaining unamortized cost related to unvested stock options is approximately $0.2 million and will be recognized over a weighted average period of approximately 1 year.

Restricted Stock Units

We have granted restricted stock units to our non-employee independent directors that generally vest over a two year period, to certain newly hired and other employees that generally vest over a three year period, and to other employees that were fully vested at the grant date. We expect to grant additional restricted stock units, rather than stock options, in the near future.

Restricted stock unit activity for the three and six months ended August 31, 2008 is summarized as follows (in thousands):

		Weighted-Average
		Grant Date
		Fair Value
	Units	Price
Outstanding at February 29, 2008	99	$11.53
Granted	291	4.50
Released	(20)	11.18
Forfeited	(21)	8.92
Outstanding at May 31, 2008	349	$5.81
Granted	26	3.63
Released	(17)	7.04
Forfeited	(6)	7.85
Outstanding at August 31, 2008	352	$5.51

The total remaining unamortized cost related to unvested restricted stock units is approximately $1.4 million and will be recognized over a weighted average period of approximately 2.4 years. Included in the forfeited restricted stock units for the each of the three month periods ended May 31, 2008 and August 31, 2008 are approximately 8,000 and 3,000 shares, respectively, that were forfeited to cover related employee withholding tax obligations.

NOTE 7. PREFERRED STOCK

We are authorized, subject to limitations prescribed by Delaware law, to provide for the issuance of preferred stock in one or more series, to establish from time to time the number of shares included within each series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without any further vote or action by the stockholders. During the six months ended August 31, 2008, there was no activity in our redeemable convertible preferred stock.

NOTE 8. RELATED PARTY TRANSACTIONS

During the six months ended August 31, 2008, we provided e-commerce solutions to our customers by using managed e-commerce services provided by a wholly-owned subsidiary of Digital River, Inc. As of August 31, 2008, Digital River, Inc. owned approximately 14% of our outstanding capital stock (on an as-converted to common stock basis). As a result of providing these solutions, we recognized an immaterial amount of revenue and related cost of revenues. All of these costs were paid to the Digital River, Inc. subsidiary. In addition, during the three and six months ended August 31, 2008 we recognized approximately $45,000 and $93,000, respectively, from the receipt of referral fees related to our strategic marketing agreement with Digital River, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended February 29, 2008, which was filed with the SEC on April 24, 2008, and the unaudited financial statements and related notes contained in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements regarding trends in the marketplace, our future cash and liquidity position, the extent and timing of future contract values and revenues, expenses and customer demand, sales, development and marketing efforts to reach new markets, the deployment of our products and services or the anticipated performance and application of our products or services, our competitive position both within and outside of the software industry, mergers and acquisitions, statements regarding future economic conditions or performance, and statements regarding our anticipated interactions with third parties.  All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement except as required by law.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including without limitation those identified in Item 1A, Risk Factors, of our Annual Report on Form 10-K for our fiscal year ended February 29, 2008, as such section may be updated in our subsequent Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC and elsewhere. We urge you to review and consider the various disclosures made by us from time to time in our filings with the SEC that attempt to advise you of the risks and factors that may affect our future results.

Overview

Our central offering is our SubscribeNet service. SubscribeNet is an on-demand solution for digital asset management and delivery that enables technology companies to deliver digital files and interact with customers in an efficient and controlled manner. Our traditional market for SubscribeNet has been enterprise technology companies. SubscribeNet allows software providers and their channel partners to distribute software online, manage licensing and entitlement across their global customer base, track and report deliveries and download activity, and manage export compliance. By using SubscribeNet, customers can reduce their costs associated with manufacturing, packaging and distributing physical CDs, and automate and simplify their software licensing processes. SubscribeNet also enhances export and revenue recognition compliance. We believe SubscribeNet also has broad applications beyond the enterprise technology industry, including the delivery and entitlement management of digital goods such as video, music and content.

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

We also operate a social networking website called zAthlete. This social networking website relies in part upon the intellectual capital developed via launching and managing digital services such as SubscribeNet. We believe that there is a market for a social network/media site focused on the interests of athletes and their fans. We intend to further develop the site, leveraging our knowledge in the management and distribution of digital content. In the longer term, we intend to develop and market zAthlete to content providers, apparel manufacturers or other businesses trying to extend their reach or impact with this key target market. We believe the long term revenue stream opportunities will include advertising, sponsorship, revenue sharing on shared content and ecommerce transactions. We have not, to date, generated any significant revenues from zAthlete. There can be no assurance that zAthlete will ever generate significant revenue. Commencing with our fiscal year ending February 28, 2009, our management began to assess, and will continue to assess, our results of financial performance and review our internal budget on the basis of zAthlete as a separate reportable segment from our SubscribeNet business.

We have incurred losses from operations during each fiscal year since inception. We have incurred positive cash flows from operations during each of our last two fiscal years, as well as for the six months ended August 31, 2008. Net loss for the three months ended August 31, 2008 was approximately $0.1 million. Net loss for the six months ended August 31, 2008 was consistent with the net loss for the corresponding period in the prior year. For the six months ended August 31, 2008, we recorded cash provided by operating activities of approximately $0.6 million, which was a significant improvement from the cash used in operations from the corresponding period in the prior year. Our cash flow position for the current quarter is discussed further in the "Liquidity and Capital Resources" section below.

We believe that the effects of our capital financings to date, our past and current strategic actions to improve revenue, and our ongoing cost controls will generate sufficient cash resources to fund our future operations. However, if we fail to adequately increase our revenues or control spending, our business could suffer material adverse effects.

Important Trends

We currently see a number of trends in the marketplace that are important for our business. Perhaps the most significant trend is the role our licensing technology plays in our business, which over the past few years has become at least as important as our electronic software delivery services. Our licensing technology consists of hosted license key generation and electronic license delivery. The typical contract value for our license solution is often higher than that of electronic software delivery, and it has gained market acceptance over a shorter period of time than electronic software delivery, which may suggest the licensing service addresses a more critical and immediate problem for our current and potential customers. The shift toward our licensing solution also carries risks, however, because sales of our licensing service involve more complex implementations-and more professional services work-than sales of our other services. Thus, while we believe our licensing solution requires substantially less professional services work than the installed software applications sold by our competitors, our implementations of the licensing service have taken longer and been more challenging than implementations of our software delivery services. Consequently, it has taken substantially more time for us to recognize revenue from these contracts. Moreover, the increased emphasis on our licensing solution has played a major role in increasing the percentage of our revenues that is derived from professional services. Unlike our recurring subscription fees-which are relatively predictable and have favorable profit margins-professional services revenues are neither recurring nor predictable quarter over quarter, and they often carry lower profit margins. Over time, we expect to gain efficiencies in our licensing implementations as we continue to build repeatable processes and learn from implementations we have already performed. For the foreseeable future, however, we face risks that our growing dependence on our licensing solution could delay our ability to recognize revenue, negatively impact our profit margins, and make it more difficult to forecast our future results due to the extended implementation periods associated with our licensing solution.

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

Another trend that we expect to continue is an increase in variable billing provisions in our customer agreements. Typically, these variable billing terms provide that a portion of customer fees will be based upon the number of transactions the customer processes through SubscribeNet. In large part, we attribute this increase to our penetration of markets outside the traditional enterprise software sector, and to our agreements with large digital distributors who have contracted with us to process their deliveries. We believe these agreements have been beneficial to us, but the trend toward variable billings carries the risk that our future revenues will be less stable or predictable.

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

While zAthlete is a relatively new focus for us, and therefore the trends that will affect it are less clear at this point, interest and participation in social networking sites generally continues to grow.  Social networking sites fulfill a number of different needs, allowing individuals to connect with existing friends as well as new people based on shared interests, goals or other criteria.  Individuals post content about themselves on these sites, comment on the content posted by others, and coordinate activities outside of the site.  Some social networking sites such as Facebook or MySpace have developed significant followings and others continue to emerge.  There are social networking sites focused on specific relationships, interests or affiliations that have also begun to emerge.  While there is a wide range of social networking sites available today, only a limited number have demonstrated an ability to build large-scale and sustainable audiences. Scale in a social network is required to create a "network effect," where participants benefit from the presence of others, potentially accelerating growth in site visits, user activity and new user participation. Many advertisers, recognizing that consumers are spending an increasing amount of time online, view social networking sites as an attractive medium to advertise their products and services.

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

We defer revenues related to SubscribeNet, or subscription fees, and generally recognize them ratably over the term of the service arrangement. We also defer revenues related to professional services provided to our SubscribeNet customers until the go-live date for the professional services, similar to the manner in which we treat SubscribeNet subscription fees. See Note 2. Significant Accounting Policies - Revenue Recognition for additional information related to treatment of revenues. As these professional services do not typically provide stand-alone value to a customer, such professional services revenues are recognized ratably over the longer of the remaining estimated customer life or the remaining contract term. Estimated customer life requires that we periodically estimate the projected life of our existing customers based on historical information such as customer renewal rates. Any changes in our estimated customer life estimates could result in corresponding changes to our recognition of deferred revenues and costs. A 10% increase in our estimated customer life during the three or six months ended August 31, 2008 would have caused a decrease in the amortization of both deferred revenues and deferred cost of revenues, resulting in an immaterial increase to our net loss.

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

Stock-based Compensation

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), Share Based Payment. Option-pricing models require the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our results of operations could be materially impacted. An increase in our stock volatility or an increase in the average expected life of our outstanding options could lead to an increase in our stock-based compensation expense recognized under SFAS 123(R) for future grants. Furthermore, there are no means under applicable accounting principles to compare and adjust our expense if and when we learn of additional information that may affect our previous estimates, with the exception of changes in expected forfeitures of share-based awards. Over time, factors may arise that cause us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense. In addition, any future accounting pronouncements, taxation rules, and new interpretations of existing accounting pronouncements or taxation rules, could have a significant effect on our reported results, including our reporting of transactions completed before the effective date of the change. For further information on stock-based compensation see Note 6. Common Stock - Stock-Based Compensation Expense.

Software Development Costs

We account for costs incurred for computer software developed or obtained for internal use in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires companies to capitalize qualifying computer software costs that are incurred during the application and development stage and amortize them over the software's estimated useful life. During the three and six months ended August 31 2008, we capitalized costs related to zAthlete and we anticipate capitalizing additional eligible costs related to zAthlete going forward.

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

Income Taxes

In conjunction with preparing our financial statements, we must estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Given that we have incurred losses since inception and therefore have not been required to pay significant income taxes, we have fully reserved our deferred tax assets at August 31, 2008. In the event that we are able to recognize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income or decrease loss in the period that this is determined. We adopted Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 on March 1, 2007 and, as a result of its implementation, we did not recognize any adjustments in the liability for unrecognized tax benefits. We do not have any accrued interest or penalties associated with unrecognized tax benefits. We will account for any future interest related to uncertain tax positions as interest expense, and for penalties as tax expense.

Results of Operations

Total Revenue

The following table sets forth the revenue and change in revenue for the periods indicated (in thousands):

	Three months ended			Six months ended
	August 31, 2008		August 31, 2007	August 31, 2008		August 31, 2007
	Total	Change	Total	Total	Change	Total
Revenue	$3,425	$238	$3,187	$6,671	$740	$5,931

The increase in revenue during the three months ended August 31, 2008, compared to the three months ended August 31, 2007, is primarily due to approximately $500,000 in revenue that was recognized from new SubscribeNet customers whose go-live date was achieved between September 1, 2007 and August 31, 2008, a net increase of approximately $40,000 related to professional services and a net increase of approximately $110,000 related to changes in contract values and increases in variable billings for existing customers. We also recognized approximately $50,000 in referral fees related to our strategic alliance agreements. These increases were partially offset by a decrease of approximately $460,000 related to customers who terminated their contracts.

The increase in revenue during the six months ended August 31, 2008, compared to the six months ended August 31, 2007, is primarily due to approximately $870,000 in revenue that was recognized from new SubscribeNet customers whose go-live date was achieved between September 1, 2007 and August 31, 2008, a net increase of approximately $120,000 related to professional services and a net increase of approximately $160,000 related to changes in contract values and increases in variable billings for existing customers. We also recognized approximately $100,000 in referral fees related to our strategic alliance agreements. These increases were partially offset by a decrease of approximately $510,000 related to customers who terminated their contracts.

We expect our revenue during our third quarter ending November 30, 2008 to be generally consistent with the current quarter.

Costs and Expenses

The following table sets forth the costs and expenses, changes in costs and expenses, and percentage of total revenue for the periods indicated (in thousands, except percentage amounts):

	Three months ended					Six months ended
	August 31, 2008			August 31, 2007		August 31, 2008			August 31, 2007
	Total	% of Revenue	Change	Total	% of Revenue	Total	% of Revenue	Change	Total	% of Revenue

Total cost of revenues	$ 1,074	31%	$ 30	$ 1,044	33%	$ 2,140	32%	$ 43	$ 2,097	35%
Gross margin	2,351	69%	208	2,143	67%	4,531	68%	697	3,834	65%
Operating expenses:
Sales and marketing	918	27%	314	604	19%	1,731	26%	420	1,311	22%
Product development	475	14%	158	317	10%	943	14%	169	774	13%
General and administrative	1,142	33%	(89)	1,231	39%	2,366	35%	18	2,348	40%
Loss (gain) on disposal of assets	(1)	0%	(5)	4	0%	(4)	0%	(30)	26	0%
Total operating expenses	$ 2,534	74%	$ 378	$ 2,156	68%	$ 5,036	75%	$ 577	$ 4,459	75%

Cost of Revenues

Our cost of revenues for the three and six months ended August 31, 2008, was consistent with our cost of revenues for the three and six months ended August 31, 2007. Gross profit margins improved to 69% for the three months ended August 31, 2008 from 67% for the three months ended August 31, 2007, and to 68% for the six months ended August 31, 2008 from 65% for the six months ended August 31, 2007. The increase in gross profit margin can be attributed to an increase in revenue while our total cost of revenues remained consistent primarily due to the fixed nature of these costs as described below.

Cost of revenues primarily consists of certain allocated costs related to our internet connectivity, amortization of assets supporting cost of revenues, and customer support. Cost of revenues also consists of professional services, personnel costs and the cost of third-party products and services sold.  We expect total cost of revenues for the three months ending November 30, 2008 to be generally consistent with the three months ended August 31, 2008. In addition, we expect our gross profit margin percentage for the three months ending November 30, 2008 to be consistent with the current quarter. Our quarterly cost of revenues may fluctuate based on multiple variables including, without limitation, revenue mix fluctuations, infrastructure costs, and variable external support utilization rates.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, as well as advertising, promotional materials and trade show expenses.

Our sales and marketing expenses for the three months ended August 31, 2008 increased approximately $314,000 compared to prior year results for the corresponding period. Sales and marketing related to SubscribeNet increased approximately $78,000 due primarily to higher personnel costs related to commissions and recruiting, as well as consulting fees. These increases related to SubscribeNet were slightly offset by decreased costs for marketing and advertising related to SubscribeNet. Sales and marketing costs related to zAthlete increased approximately $236,000 due to the activities of the new sales department dedicated to the marketing of zAthlete in our fiscal year ending February 28, 2009. There were no sales and marketing costs related to zAthlete for the three months ended August 31, 2007.

Our sales and marketing expenses for the six months ended August 31, 2008 increased approximately $420,000 compared to prior year results for the corresponding period. Sales and marketing related to SubscribeNet remained fairly consistent with the corresponding period in the prior year. Sales and marketing costs related to zAthlete increased approximately $432,000 due to the creation of a new sales department dedicated to the marketing of zAthlete in our fiscal year ending February 28, 2009. There were no sales and marketing costs related to zAthlete for the six months ended August 31, 2007.

We expect our sales and marketing expenses for our quarter ending November 30, 2008 to increase slightly from our expenses in our quarter ended August 31, 2008 due to increased marketing expenses related to zAthlete.

Product Development Expenses

Product development expenses primarily consist of personnel, consulting, software and related maintenance, equipment depreciation expense and allocated overhead costs. Costs related to research, design and development of products and services have been charged to product development expense as incurred.

Our product development expense for the three months ended August 31, 2008 increased approximately $158,000 from the prior year results for the corresponding period. Product and development expense related to SubscribeNet increased approximately $48,000 as a result of increased personnel costs in the engineering department. Product and development expense related to zAthlete for the three months ended August 31, 2008 was approximately $110,000 higher than the corresponding period in the prior year as more engineering resources were expended on zAthlete development activities.

Our product development expense for the six months ended August 31, 2008 increased approximately $169,000 from the prior year results for the corresponding period. Product and development expense related to SubscribeNet were consistent with the corresponding period in the prior year. Product and development expense related to zAthlete for the six months ended August 31, 2008 was approximately $169,000 higher than the corresponding period in the prior year as more engineering resources were expended on zAthlete development activities.

We anticipate continued investment in additional functionality for SubscribeNet and zAthlete. We expect these investments to fluctuate over time and therefore expect our product development expenses to vary accordingly. However, we expect total product development expenditures in our quarter ending November 30, 2008 to remain fairly consistent with those expenditures for our quarter ended August 31, 2008.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for administrative and executive personnel, fees for professional services and certain overhead costs.

General and administrative expenses for the three months ended August 31, 2008 decreased by approximately $89,000 compared to the prior year results for the corresponding three month period in 2007, due primarily to a reduction in allocated costs from non-general and administrative personnel as they spent less time on administrative activities and more time on sales and marketing, product development and cost of revenues activities. These decreases were partially offset by an increase in personnel costs.

General and administrative expenses for the six months ended August 31, 2008 remained consistent with the corresponding six month period in the prior year.

We expect total general and administrative expenditures in our quarter ending November 30, 2008 to increase slightly from our quarter ended August 31, 2008 due to increases in stock-based compensation and consulting fees.

Gain (Loss) on Disposal of Assets

For the three and six months ended August 31, 2008, we recognized a gain of approximately $1,000 and $4,000, respectively, for the sale of old computers. During the three and six months ended August 31, 2007 there were losses on the disposal of assets related to both computer software and hardware for approximately $4,000 and $26,000, respectively.

Interest and Other Income

For the three and six months ended August 31, 2008, interest and other income was approximately $78,000 and $177,000, respectively. This was a decrease from income of $157,000 and $302,000 for the three and six months ended August 31, 2007, respectively.  The decrease in interest and other income for the three and six months ended August 31, 2008 was primarily due to a lower percentage yield on our existing capital. On an ongoing basis, interest and other income primarily relates to interest earned on our investment balances.

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

Liquidity and Capital Resources

The following table presents our liquidity position at August 31, 2008 and 2007 (in thousands):

	Six months ended
	August 31, 2008	August 31, 2007

Cash and cash equivalents	$12,604	$11,819
Working capital	$10,347	$10,195
Net cash provided by (used in) operating activities	$582	$(494)
Net cash provided by financing activities	$17	$330
Net cash used in investing activities	$(514)	$(277)

We had $12.6 million in cash and cash equivalents at August 31, 2008 and our working capital was $10.3 million.

Our net cash provided by operations was approximately $582,000 for the six months ended August 31, 2008, which was an increase from the approximately $494,000 used by operations during the six months ended August 31, 2007. Our positive operating cash flow was due to several factors; we had a slight decrease in our net loss for the six months ended August 31, 2008 compared to the corresponding period in the prior year; there were increased billings from new customers and professional services which are reflected in the increase of our deferred revenue balance; there was an increase in collection efforts in relation to our outstanding accounts receivable; and in the prior year period we paid out approximately $200,000 in severance payments for terminated employees. Our ability to generate positive cash flows in future periods will largely depend on our ability to increase the number of SubscribeNet customers while increasing existing subscriptions through strong contract renewals. We expect our cash balances to fluctuate from time to time due to the timing of customer collections and vendor payments in the ordinary course of business.

Our net cash provided by financing activities was approximately $17,000 for the six months ended August 31, 2008.  This amount was the result of proceeds from the issuance of approximately 15,000 shares of common stock pursuant to our equity incentive plans and our ESPP, offset by the payment of withholding tax related to restricted stock units that vested.

Our net cash used in investing activities was approximately $514,000 during the six months ended August 31, 2008. This amount was comprised of our purchases of property and equipment paid from our cash and cash equivalents and capitalized costs related to the development of internal-use software related to zAthlete. We used these fixed asset purchases primarily to upgrade and expand the SubscribeNet infrastructure and corporate information systems, as well as enhance the functionality of zAthlete.

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

At August 31, 2008, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Our material contractual obligations are summarized and included in our Annual Report on Form 10-K for our fiscal year ended February 29, 2008. There have been no further material changes outside the ordinary course of business in such contractual obligations during the six months ended August 31, 2008.

As of August 31, 2008, our Series A and Series B redeemable convertible preferred stock entitled the holders to liquidation preferences of a minimum of $250,000 and $6.0 million (or, if greater, the aggregate value of the common stock into which the Series B convertible preferred stock is then convertible), respectively, in the event of deemed liquidation events with respect to our Company.

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

In June 2004, a stipulation of settlement and release of claims against the issuer-defendants, including the Company, was submitted to the Court for approval. The underwriter-defendants in the In re Initial Public Offering Securities Litigation, including the underwriters of our initial public offering, were not parties to the stipulation of settlement. In August 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  The action involving the Company is not one of the six test cases. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval.  On June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement.  Plaintiffs have filed amended master allegations and amended complaints in the six test cases. On March 26, 2008, the court largely denied defendants' motion to dismiss the amended complaints. It is uncertain whether there will be any revised or future settlement. If the litigation continues, then we believe that we have meritorious defenses and intend to defend the action vigorously. However, the litigation results cannot be predicted at this time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We held our Annual Meeting of Stockholders on August 6, 2008. Below are the results of the matters submitted to a vote at that meeting.

Proposal No. 1:     The stockholders elected the following persons as Class I Directors to hold office until the 2011 Annual Meeting of Stockholders, or until earlier resignation or removal.

Director's Name	Votes For	Votes Withheld
Peter F. Pervere	6,382,408	103,647
Bradley M. Shuster	6,383,406	102,649

The following directors were not subject to re-election at the Annual Meeting, and each such director's term continued after the Annual Meeting:  Brendan A. McLoughlin, Raymond L. Ocampo, Jr., Peter H. Jackson and Alex Danzberger.

Proposal No. 2:  The stockholders ratified our Audit Committee's appointment of BDO Seidman LLP as our independent registered public accounting firm for the fiscal year ending February 28, 2009.  There were 6,460,966 votes for the proposal, 22,999 votes against the proposal, and 2,090 votes that abstained.

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
(3) Incorporated by reference to our Current Report on Form 8-K dated April 2, 2001, filed with the SEC on April 13, 2001.
(4) Incorporated by reference to our Current Report on Form 8-K dated November 9, 2005, filed with the SEC on November 15, 2005.
(5) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended November 30, 2007, filed with the SEC on January 11, 2008.
(6) Incorporated by reference to our Current Report on Form 8-K dated January 19, 2007, filed with the SEC on January 23, 2007.
* Filed Herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRAWARE, INC.

Date: October 9, 2008	By: /s/ WENDY A. NIETO Wendy A. Nieto Chief Financial Officer and Executive Vice President